Form 10-Q
period 2020-03-31
Otis Worldwide Corp
filed 2020-05-08
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-39221
____________________________________
OTIS WORLDWIDE CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	83-3789412
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Carrier Place, Farmington, Connecticut 06032
(Address of principal executive offices, including zip code)

(860) 233-6847
(Registrant's telephone number, including area code)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	OTIS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At April 30, 2020 there were 433,079,455 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2020

Otis Worldwide Corporation and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of Otis Worldwide Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," "the Business," or "Otis," unless the context otherwise requires, mean Otis Worldwide Corporation and its subsidiaries. References to internet websites in this Form 10-Q are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(amounts in millions, except per share amounts)	2020	2019
Net sales:
Product sales	$1,123	$1,271
Service sales	1,843	1,830
	2,966	3,101
Costs and expenses:
Cost of products sold	914	1,060
Cost of services sold	1,155	1,140
Research and development	38	39
Selling, general and administrative	465	441
	2,572	2,680
Other (expense) income, net	(65)	(6)
Operating profit	329	415
Non-service pension benefit	(3)	(11)
Interest expense, net	5	1
Income from operations before income taxes	327	425
Income tax expense	125	125
Net income	202	300
Less: Noncontrolling interest in subsidiaries' earnings	37	27
Net income attributable to Otis Worldwide Corporation	$165	$273
Earnings Per Share of Common Stock - Basic and Diluted:
Net income attributable to Otis Worldwide Corporation	$0.38	$0.63
Number of Basic and Diluted shares outstanding	433.1	433.1

See accompanying Notes to Condensed Combined Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net income	$202	$300
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(122)	35
Pension and postretirement benefit plan adjustments	1	(22)
Change in unrealized cash flow hedging	11	—
Other comprehensive income (loss), net of tax	(110)	13
Comprehensive income	92	313
Less: Comprehensive income attributable to noncontrolling interest	(31)	(26)
Comprehensive income attributable to Otis Worldwide Corporation	$61	$287
See accompanying Notes to Condensed Combined Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED COMBINED BALANCE SHEETS
(Unaudited)

(dollars in millions)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,207	$1,446
Accounts receivable (net of allowance for expected credit losses of $113 and $83)	2,888	2,861
Contract assets, current	491	529
Inventories, net	599	571
Other assets, current	329	251
Total Current Assets	5,514	5,658
Future income tax benefits	428	373
Fixed assets	1,776	1,803
Less: Accumulated depreciation	(1,088)	(1,082)
Fixed assets, net	688	721
Operating lease right-of-use assets	535	535
Intangible assets, net	462	490
Goodwill	1,608	1,647
Other assets	289	263
Total Assets	$9,524	$9,687
Liabilities and (Deficit) Equity
Short-term borrowings	$67	$34
Accounts payable	1,102	1,331
Accrued liabilities	1,645	1,739
Contract liabilities, current	2,541	2,270
Total Current Liabilities	5,355	5,374
Long-term debt	6,258	5
Future pension and postretirement benefit obligations	579	590
Operating lease liabilities	379	386
Future income tax obligations	839	695
Other long-term liabilities	303	311
Total Liabilities	13,713	7,361
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	95	95
UTC Net (Deficit) Investment:
UTC Net (Deficit) Investment	(3,959)	2,458
Accumulated other comprehensive loss	(862)	(758)
Total UTC Net (Deficit) Investment	(4,821)	1,700
Noncontrolling interest	537	531
Total (Deficit) Equity	(4,284)	2,231
Total Liabilities and (Deficit) Equity	$9,524	$9,687

See accompanying Notes to Condensed Combined Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED COMBINED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31, 2020
(dollars in millions)	UTC Net Investment (Deficit)	Accumulated Other Comprehensive (Loss)	Total UTC Net Investment (Deficit)	Noncontrolling Interest	Total UTC Net Investment (Deficit)	Redeemable Noncontrolling Interest
Balance January 1, 2020	$2,458	$(758)	$1,700	$531	$2,231	$95
Net income	165	—	165	37	202	—
Other comprehensive loss, net of tax	—	(104)	(104)	(4)	(108)	(2)
Dividends attributable to noncontrolling interest	—	—	—	(21)	(21)	—
Acquisition, disposal and other changes in noncontrolling interest	—	—	—	(6)	(6)	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	—	—	2
Adoption of credit loss standard, net of tax (Note 6)	(25)	—	(25)	—	(25)	—
Net transfers to UTC	(6,557)	—	(6,557)	—	(6,557)	—
Balance March 31, 2020	$(3,959)	$(862)	$(4,821)	$537	$(4,284)	$95

	Quarter Ended March 31, 2019
(dollars in millions)	UTC Net Investment	Accumulated Other Comprehensive (Loss)	Total UTC Net Investment	Noncontrolling Interest	Total UTC Net Investment	Redeemable Noncontrolling Interest
Balance January 1, 2019	$2,277	$(708)	$1,569	$537	$2,106	$109
Net income	273	—	273	27	300	—
Redeemable noncontrolling interest in subsidiaries' earnings	—	—	—	3	3	(3)
Other comprehensive income (loss), net of tax	—	14	14	1	15	(2)
Dividends attributable to noncontrolling interest	—	—	—	(30)	(30)	—
Acquisition, disposal and other changes in noncontrolling interest	—	—	—	4	4	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	—	—	5
Net transfers to UTC	(298)	—	(298)	—	(298)	—
Balance March 31, 2019	$2,252	$(694)	$1,558	$542	$2,100	$109

See accompanying Notes to Condensed Combined Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Operating Activities:
Net income	$202	$300
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	43	45
Deferred income tax provision (benefit)	16	(2)
Stock compensation cost	11	7
Loss on fixed asset impairment (Note 17)	55	—
Change in:
Accounts receivable, net	(116)	(56)
Contract assets and liabilities, current	355	268
Inventories, net	(49)	7
Other assets, current	(85)	7
Accounts payable and accrued liabilities	(289)	(309)
Pension contributions	(10)	(10)
Other operating activities, net	26	40
Net cash flows provided by operating activities	159	297
Investing Activities:
Capital expenditures	(39)	(28)
Investments in businesses, net of cash acquired (Note 8)	(5)	(19)
Investments in equity securities	(51)	—
Other investing activities, net	3	29
Net cash flows used in investing activities	(92)	(18)
Financing Activities:
Proceeds from issuance of long-term debt	6,300	—
Payment of long-term debt issuance costs	(43)	—
Increase in short-term borrowings, net	36	15
Net transfers to UTC	(6,550)	(306)
Dividends paid to noncontrolling interest	(21)	(30)
Other financing activities, net	22	9
Net cash flows used in financing activities	(256)	(312)
Effect of foreign exchange rate changes on cash and cash equivalents	(50)	20
Net (decrease) in cash, cash equivalents and restricted cash	(239)	(13)
Cash, cash equivalents and restricted cash, beginning of year	1,459	1,346
Cash, cash equivalents and restricted cash, end of period	1,220	1,333
Less: Restricted cash	13	13
Cash and cash equivalents, end of period	$1,207	$1,320

See accompanying Notes to Condensed Combined Financial Statements

OTIS WORLDWIDE CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

The Condensed Combined Financial Statements at March 31, 2020 and for the quarters ended March 31, 2020 and 2019 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Combined Balance Sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States. The results reported in these Condensed Combined Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-39221), initially filed with the Securities and Exchange Commission (“SEC”) on February 7, 2020, as amended by Amendment No. 1 filed on March 11, 2020 ("Form 10").

Note 1: Description of Business

Otis Worldwide Corporation (“Otis,” “the Business,” “we,” “us” or “our”) is the world’s largest elevator and escalator manufacturing, installation and service company. Our operations are classified into two segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators as well as escalators and moving walkways for residential and commercial building and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators.

On November 26, 2018, United Technologies Corporation, subsequently renamed to Raytheon Technologies Corporation on April 3, 2020 ("UTC" or “Parent”), announced its intention to spin-off its Otis reportable segment into a separate publicly traded company (the "Separation"). On April 3, 2020, UTC completed the spin-off of Otis through a pro-rata distribution of 0.5 shares of Otis common stock for every share of UTC common stock held at the close of business on the record date of March 19, 2020. Otis began to trade as a separate public company (New York Stock Exchange ("NYSE"): OTIS) on April 3, 2020.

Note 2: Basis of Presentation

These accompanying Condensed Combined Financial Statements reflect the historical financial position, results of operations and cash flows of the Business for the periods presented as historically managed within UTC. The Condensed Combined Financial Statements have been derived from the consolidated financial statements and accounting records of UTC. They have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Condensed Combined Financial Statements at March 31, 2020 and for the quarters ended March 31, 2020 and 2019 are prior to the Separation and thus are prepared on a "carve-out" basis.

The Condensed Combined Statements of Operations include all revenues and costs directly attributable to Otis, including costs for facilities, functions and services used by Otis. Costs for certain functions and services performed by centralized UTC organizations are directly charged to Otis based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, usage or other allocation methods. All charges and allocations for facilities, functions and services performed by UTC organizations have been deemed settled in cash by Otis to UTC in the period in which the cost was recorded on the Condensed Combined Statements of Operations. Current and deferred income taxes have been determined based on the stand-alone results of Otis. However, because the Business was included in UTC’s tax group in certain jurisdictions, the Business’ actual tax balances may differ from those reported. The Business’ portion of its domestic income taxes and certain income taxes for jurisdictions outside the United States are deemed to have been settled in the period the related tax expense was recorded.

All significant intracompany accounts and transactions within the Business have been eliminated in the preparation of the Condensed Combined Financial Statements. The Condensed Combined Financial Statements of the Business include assets and liabilities that have been determined to be specifically or otherwise attributable to the Business.

Risks and Uncertainties. In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended a number of restrictive measures to contain the spread. Many governments in the regions where we generate the majority of our revenue have adopted such policies, including social distancing and restrictions on businesses deemed non-essential. The Business is closely monitoring the impact of the

COVID-19 pandemic and managing the effects on its business globally as the situation continues to evolve. It is difficult to estimate at this time the duration and extent of the impact of the pandemic on the business, financial position, cash flow and results of operations. The results of our operations and overall financial performance were impacted during the quarter ended March 31, 2020, with varied impacts across all regions.
Due to existing conditions and uncertainty, the Business believes that COVID-19 will have an impact on its business, cash flow and results of operations for the three months ended June 30, 2020 and likely for the remainder of the year ending December 31, 2020. The extent of the impact will depend largely on future developments, which are highly uncertain and cannot be predicted with certainty, including the emergence of new information concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Use of Estimates. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 at March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Combined Financial Statements as of and for the quarter ended March 31, 2020 resulting from our assessments, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Condensed Combined Financial Statements in future reporting periods.

Note 3: Earnings per Share
On April, 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Business' common stock, par value $0.01 per share, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by UTC prior to the Separation. For the 2020 and 2019 year to date calculations, these shares are treated as issued and outstanding at January 1, 2020 and 2019 for purposes of calculating historical basic and diluted earnings per share.

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2020	2019
Net income attributable to Otis Worldwide Corporation	$165	$273
Basic and diluted number of shares outstanding	433.1	433.1
Earnings Per Share:
Basic and Diluted	$0.38	$0.63
Note 4: Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606: Revenue from Contracts with Customers.

Performance Obligations. The Business' revenue streams include new equipment, maintenance and repair and modernization (including related installation). New equipment, modernization and repair services revenue is typically recognized over time as we are enhancing an asset the customer controls. Maintenance revenue is recognized on a straight-line basis over the life of the maintenance contract.

For new equipment and modernization transactions, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For repair services, the customer typically contracts for specific short-term services which form a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress.

For maintenance contracts, given the continuous nature of the maintenance services throughout the year, we recognize revenue on maintenance contracts on a straight-line basis which aligns with the cost profile of these services.

Contract Assets and Liabilities. Contract assets reflect revenue recognized in advance of customer billing. Contract liabilities are recognized when a customer pays consideration, or we have a right to receive an amount of unconditional consideration, in advance of the satisfaction of performance obligations under the contract. We typically receive progress payments from our customers as we perform our work over time.

Total contract assets and contract liabilities as of March 31, 2020 and December 31, 2019 are as follows:

(dollars in millions)	March 31, 2020	December 31, 2019
Contract assets, current	$491	$529
Total contract assets	491	529

Contract liabilities, current	2,541	2,270
Contract liabilities, noncurrent (included within Other long-term liabilities)	25	18
Total contract liabilities	2,566	2,288
Net contract liabilities	$2,075	$1,759

Contract assets decreased by $38 million during the quarter ended March 31, 2020 as a result of timing of billing on customer contracts and contract completions. Contract liabilities increased by $278 million during the quarter ended March 31, 2020 primarily due to customer billings in excess of revenue earned. In the quarters ended March 31, 2020 and 2019, we recognized revenue of $0.9 billion related to the contract liabilities as of January 1, 2020 and as of January 1, 2019.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2020, our total RPO was approximately $16.3 billion. Of the total RPO as of March 31, 2020, we expect approximately 91% will be recognized as sales over the following 24 months. On December 31, 2019, we had approximately $16.4 billion of remaining performance obligations, at which time we expected to recognize approximately 91% of these remaining performance obligations as sales in the next 24 months.

Note 5: Related Parties

Historically, the Business has been managed and operated in the normal course of business with other affiliates of UTC. Accordingly, certain shared costs had been allocated to the Business and reflected as expenses in these Condensed Combined Financial Statements.

Allocated Centralized Costs. The Condensed Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of UTC.

UTC incurred significant corporate costs such as treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally include all payroll and benefit costs, as well as overhead costs related to certain functions. All such amounts have been deemed to have been incurred and settled by the Business in the period in which the costs were recorded. The allocated functional service expenses and general corporate expenses for the quarters ended March 31, 2020 and 2019 were approximately $16 million and $17 million, respectively, and are primarily included in Selling, general and administrative on the Condensed Combined Statements of Operations. The future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Separation Costs. In connection with the Separation as further described in Note 1, we have incurred pre-Separation costs of approximately $32 million for the quarter ended March 31, 2020. The Separation costs are primarily recorded in Selling, general and administrative on the Condensed Combined Statements of Operations and primarily consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional services fees and other transaction-related costs to transition to being a stand-alone public company. There were no costs incurred in connection with the Separation for the quarter ended March 31, 2019.

Cash Management and Financing. The Business participated in UTC's centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which were operated by UTC. Cash receipts were transferred to centralized accounts, which were also maintained by UTC. As cash is received and disbursed by UTC, it was accounted for by the Business through UTC Net (Deficit) Investment. All short and long-term debt was financed by UTC prior to the issuance of the notes and the term loan in connection with the Separation, and the financing decisions for wholly and majority owned subsidiaries were determined by UTC. The Business' cash that is not included in the centralized cash management and financing programs was classified as Cash and cash equivalents on the Condensed Combined Balance Sheets.

At March 31, 2020, the Business was in bank overdraft position of approximately $30 million, which is included in Short term borrowings on the Condensed Combined Balance Sheets. The bank overdraft amount is due from UTC and is recorded through UTC Net (Deficit) Investment on the Condensed Combined Balance Sheets. The balance from UTC was paid in full to the Business prior to the Separation.

During the quarter ended March 31, 2020, net liabilities of $43 million were contributed to the Business by UTC, primarily consisting of deferred tax assets and liabilities and fixed assets. These non-cash contributions are recorded as Net transfers to UTC on the Condensed Combined Statements of Changes in Equity through UTC Net (Deficit) Investment.

Long-Term Debt, Accounts Receivable and Accounts Payable. Certain related party transactions between the Business and UTC have been included within UTC Net (Deficit) Investment on the Condensed Combined Balance Sheets in the historical periods presented. The UTC Net Investment includes related party receivables due from UTC and its affiliates of $0.0 billion and $7.7 billion as of March 31, 2020 and December 31, 2019, respectively. The UTC Net (Deficit) Investment includes related party payables due to UTC and its affiliates of $278 million and $750 million as of March 31, 2020 and December 31, 2019, respectively, which primarily relate to centralized cash management and financing programs. The UTC Net (Deficit) Investment includes related party debt due to UTC and its affiliates of $0 million and $100 million as of March 31, 2020 and December 31, 2019, respectively. The total effect of the settlement of these related party transactions is reflected as a financing activity on the Condensed Combined Statements of Cash Flows.

Guarantees. UTC provided parent guarantees to certain customers or other third parties regarding the product performance obligations of Otis under certain installation and long-term maintenance contracts. The guarantees terminated upon Separation.

UTC provided parent guarantees on behalf of Otis to guarantee ordinary course of business performance obligations as required by certain Otis customers and banks to support credit facilities to Otis' affiliates. At December 31, 2019, the total outstanding parent guarantees were approximately $1.8 billion and have since been terminated in connection with the Separation.

UTC provided parent guarantees of the Otis long-term debt that terminated upon Separation.

Note 6: Accounts Receivable, Net

Adoption of Credit Loss Standard

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the Credit Loss Standard) modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments including trade receivables, contract assets, long term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current conditions and evaluate this assessment through a reasonable forecast period. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash after-tax adjustment to retained earnings as of January 1, 2020 was recorded in the amount of approximately $25 million.

We are exposed to credit losses primarily through our net sales of products and services to our customers which are recorded as Accounts Receivable, net on the Condensed Combined Balance Sheet. We evaluate each customer's ability to pay through assessing customer creditworthiness, historical experience, current economic conditions and through a reasonable forecast period. Factors considered in our evaluation of assessing collectability and risk include: underlying value of any collateral or security interests, significant past due balances, historical losses and existing economic conditions including country and political risk. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses. We may require collateral or prepayment to mitigate credit risk.

We estimate expected credit losses of financial assets with similar risk characteristics. We determine an asset is impaired when our assessment identifies there is a risk that we will be unable to collect amounts due according to the contractual terms of the agreement. We monitor our ongoing credit exposure through reviews of customer balances against contract terms and due dates, current economic conditions and dispute resolution. Estimated credit losses are written off in the period in which the financial asset is no longer collectible.

Accounts receivable, net consisted of the following at March 31, 2020 and December 31, 2019:

(dollars in millions)	March 31, 2020	December 31, 2019
Trade receivables	$2,780	$2,723
Unbilled receivables	116	108
Miscellaneous receivables	105	113
	3,001	2,944
Less: Allowance for expected credit losses[1]	113	83
Balance	$2,888	$2,861
1 Prior to January 1, 2020 allowances for doubtful accounts were recorded when accounts receivable were determined to be uncollectible.

The changes in allowance for credit losses related to Accounts receivable for the quarter ended March 31, 2020 is as follows:

(dollars in millions)	March 31, 2020
Balance as of December 31, 2019	$83
Impact of credit standard adoption	28
Current period provision for expected credit losses	4
Write-offs charged against the allowance for expected credit losses	(3)
Other	1
Balance as of March 31, 2020	$113
Note 7: Inventories, net

(dollars in millions)	March 31, 2020	December 31, 2019
Raw materials and work-in-process	$108	$103
Finished goods	491	468
Total	$599	$571

Raw materials, work-in-process and finished goods are net of valuation reserves of $102 million and $103 million as of March 31, 2020 and December 31, 2019, respectively.

Note 8: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses, net of cash acquired, totaled $5 million and $19 million in the quarters ended March 31, 2020 and 2019, respectively. The acquisitions consisted of a number of individually insignificant acquisitions in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the quarter ended March 31, 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2020
New Equipment	$337	$—	$(8)	$329
Service	1,310	—	(31)	1,279
Total	$1,647	$—	$(39)	$1,608

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,016	$(1,572)	$2,069	$(1,598)
Patents, trademarks/trade names	20	(15)	21	(15)
Customer relationships and other	45	(39)	46	(40)
	2,081	(1,626)	2,136	(1,653)
Unamortized:
Trademarks and other	7	—	7	—
Total	$2,088	$(1,626)	$2,143	$(1,653)

Amortization of intangible assets for the quarters ended March 31, 2020 and 2019 was $22 million and $24 million, respectively. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible Assets during the quarters ended March 31, 2020 and 2019.

Note 9: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2020	December 31, 2019
Commercial paper	$—	$—
Other borrowings	67	34
Total short-term borrowings	$67	$34

As of March 31, 2020, we have entered into a revolving credit agreement with various banks. This revolving credit facility permits aggregate borrowings of up to $1.5 billion available on April 3, 2020, pursuant to an unsecured, unsubordinated 5-year revolving credit facility with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of March 31, 2020, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

As of March 31, 2020, we have entered into a $1.5 billion unsecured, unsubordinated commercial paper program that became available on April 3, 2020. We plan to use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

On February 10, 2020, the Business entered into a Term Loan Credit Agreement ("Term Loan") providing for a $1.0 billion unsecured, unsubordinated 3-year loan credit facility. On March 27, 2020, the Business drew on the full amount of the term loan.

Additionally, on February 27, 2020, we issued $5.3 billion unsecured, unsubordinated notes ("the Notes").

The net proceeds of the financing arrangements described above of approximately $6.3 billion in the aggregate were distributed to UTC.

The revolving credit agreement, term loan agreement and indenture contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Business and its subsidiaries’ ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement and the term loan credit agreement require that we maintain a maximum consolidated total leverage ratio. The revolving credit agreement, term loan credit agreement and indenture also contain events of default customary for financings of these types.

Long-term debt as of March 31, 2020 and December 31, 2019 consisted of the following:

(dollars in millions)	March 31, 2020	December 31, 2019
LIBOR plus 112.5 bps Term Loan due 2023 [2,4]	$1,000	$—
LIBOR plus 45 bps floating rate notes due 2023 [1,3]	500	—
2.056% notes due 2025 [3]	1,300	—
2.293% notes due 2027 [3]	500	—
2.565% notes due 2030 [3]	1,500	—
3.112% notes due 2040 [3]	750	—
3.362% notes due 2050 [3]	750	—
Other (including finance leases)	5	5
Total principal long-term debt	$6,305	$5
Other (discounts and debt issuance costs)	(47)	—
Total long-term debt	$6,258	$5
Less: current portion	—	—
Long-term debt, net of current portion	$6,258	$5
1 The three-month LIBOR rate at March 31, 2020 was approximately 1.45%.
2 The six-month LIBOR rate at March 31, 2020 was approximately 1.18%.
3 On February 27, 2020, we issued $5.3 billion of unsecured, unsubordinated notes. We may redeem these notes at our option pursuant to their terms.
4 On March 27, 2020, we drew down $1.0 billion of our unsecured, unsubordinated term loan.

We recorded $47 million of debt issuance costs related to the Notes. Debt issuance costs are presented as a reduction of debt on the Condensed Combined Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method.

We had no debt payments during the quarter ended March 31, 2020. The average maturity of our long-term debt at March 31, 2020 is approximately 10.6 years. The average interest expense rate on our total borrowings for the quarter ended March 31, 2020 is approximately 2.5%. The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(dollars in millions)
2020	$—
2021	2
2022	1
2023	1,501
2024	1
Thereafter	4,800
Total	$6,305
Note 10: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Defined benefit plans	$10	$10
Defined contribution plans	16	11
Multi-employer pension and postretirement plans	37	38

The following table illustrates the components of net periodic benefit cost for our defined benefit pension plans:

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Service cost	$10	$8
Interest cost	4	5
Expected return on plan assets	(7)	(6)
Amortization of prior service credit	—	(1)
Recognized actuarial net loss	4	3
Net settlement and curtailment loss	—	1
Total net periodic benefit cost	$11	$10

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health and life benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters ended March 31, 2020 and 2019, respectively.

UTC Sponsored Defined Benefit Plans. Defined benefit pension and postretirement benefit plans sponsored by UTC have been accounted for as multi-employer plans in these Condensed Combined Financial Statements, in accordance with FASB ASC Topic 715-30: Defined Benefit Plans – Pension and FASB ASC Topic 715-60: Defined Benefit Plans – Other Postretirement. FASB ASC Topic 715: Compensation-Retirement Benefits provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. Therefore, no assets or liabilities related to these plans have been included on the Condensed Combined Balance Sheets.

These pension and post retirement expenses were allocated to the Business and reported in Cost of products and services sold, Selling, general and administrative and Non-service pension benefit on the Condensed Combined Statements of Operations. The amounts for pension and retirement expenses for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Service cost	$1	$4
Non-service pension benefit	(5)	(13)
Total	$(4)	$(9)
Note 11: Accumulated Other Comprehensive Loss

A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2020 and 2019 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2020
Balance at December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive (loss) income before reclassifications, net	(116)	—	11	(105)
Amounts reclassified, pre-tax	—	4	—	4
Tax benefit reclassified	—	(3)	—	(3)
Balance at March 31, 2020	$(704)	$(166)	$8	$(862)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2019
Balance at December 31, 2018	$(573)	$(135)	$—	$(708)
Other comprehensive income (loss) before reclassifications, net	36	(28)	—	8
Amounts reclassified, pre-tax	—	2	—	2
Tax expense reclassified	—	4	—	4
Balance at March 31, 2019	$(537)	$(157)	$—	$(694)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 10 – Employee Benefit Plans for additional information.
Note 12: Income Taxes

The increase in the effective tax rate for the quarter ended March 31, 2020 is primarily the result of the tax impact of one-time Separation costs and a fixed asset impairment loss.

As part of the Separation process, the Business determined that as a stand-alone company the Business no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S, which are different from the historical assertion of UTC. For the remainder of the Business' undistributed international earnings, the Business will continue to permanently reinvest these earnings unless it is tax effective to repatriate. As a result of the change in assertion, the Business recognized a one-time tax benefit of $9 million in the quarter resulting from an overall reduction in the liability previously recorded by UTC.

The Business conducts business globally and, as a result, the Business files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Business is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, Mexico, South Korea, Spain, the United Kingdom, and the United States. With few exceptions, the Business is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 2009.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a range of a $10 million net increase to a $330 million net reduction of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals or in the courts. See Note 16, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
Note 13: Restructuring Costs
During the quarters ended March 31, 2020 and 2019, we recorded pre-tax restructuring costs totaling $6 million and $25 million, respectively, for new and ongoing restructuring actions. We recorded pre-tax restructuring costs of $4 million related to 2020 actions and $2 million of costs related to 2019 actions. We recorded these charges as follows:

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Cost of products and services sold	$—	$8
Selling, general and administrative	6	17
Total	$6	$25

2020 Actions. During the quarter ended March 31, 2020, we recorded pre-tax restructuring costs of $4 million primarily included in Selling, general and administrative expenses on the Condensed Combined Statement of Operations. The 2020 actions relate to ongoing cost reduction efforts, including workforce reductions.
We are targeting to complete in 2021 the majority of remaining restructuring actions initiated in 2020. The following table summarizes the accrual balance and utilization for the 2020 restructuring actions for the quarter ended March 31, 2020:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended March 31, 2020
Net pre-tax restructuring costs	$4	$—	$4
Utilization, foreign exchange and other costs	(1)	—	(1)
Balance at March 31, 2020	$3	$—	$3

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2020	Remaining Costs at March 31, 2020
Total restructuring	$5	$(4)	$1

2019 Actions. During the quarter ended March 31, 2020, we recorded pre-tax restructuring costs totaling $2 million for restructuring actions initiated in 2019, all of which were included in Selling, general and administrative expenses Condensed Combined Statement of Operations. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions.
The following table summarizes the accrual balances and utilization for the 2019 restructuring actions for the quarter ended March 31, 2020:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended March 31, 2020
Restructuring accruals at January 1, 2019	$6	$—	$6
Net pre-tax restructuring costs	2	—	2
Utilization, foreign exchange and other costs	(6)	—	(6)
Balance at March 31, 2020	$2	$—	$2

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions:

(dollars in millions)	Expected Costs	Costs incurred during 2019	Costs Incurred Quarter Ended March 31, 2020	Remaining Costs at March 31, 2020
Total restructuring	$63	$(45)	$(2)	$16

2018 and Prior Actions. During the quarter ended March 31, 2020, no pre-tax restructuring costs were recorded for restructuring actions initiated in 2018 and prior.

Note 14: Fair Value Measurements
In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Combined Balance Sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$52	$52	$—	$—
Derivative assets	33	—	33	—
Derivative liabilities	(17)	—	(17)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$3	$3	$—	$—
Derivative assets	9	—	9	—
Derivative liabilities	(5)	—	(5)	—

Valuation Techniques. Our equity securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. The fair value gains or losses related to our equity securities are recorded through net income. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Our Notes are measured at fair value using closing bond prices from active markets. Our term loan is measured at fair value using external interest rates and market conditions to derive a market interest rate, which at March 31, 2020 approximated the actual rate.
As of March 31, 2020, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Combined Balance Sheets at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$62	$62	$62	$62
Customer financing notes receivable	77	77	62	62
Short-term borrowings	(67)	(67)	(34)	(34)
Long-term debt (excluding finance leases)	(6,300)	(6,123)	—	—
Long-term liabilities	(3)	(3)	(4)	(4)
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Combined Balance Sheet at March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$62	$—	$62	$—
Customer financing notes receivable	77	—	77	—
Short-term borrowings	(67)	—	(67)	—
Long-term debt (excluding finance leases)	(6,123)	—	(5,123)	(1,000)
Long-term liabilities	(3)	—	(3)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$62	$—	$62	$—
Customer financing notes receivable	62	—	62	—
Short-term borrowings	(34)	—	(34)	—
Long-term liabilities	(4)	—	(4)	—
Note 15: Guarantees

The Business provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the quarters ended March 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$27	$47
Warranties	7	2
Settlements made	(3)	(3)
Other	(1)	1
Balance as of March 31	$30	$47
Note 16: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Environmental. As previously disclosed, the Business’ operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Business has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million at the quarters ended March 31, 2020 and December 31, 2019 respectively and is included in Accrued liabilities and Other long-term liabilities on the Condensed Combined Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $237 million as of March 31, 2020) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $130 million). On August 3, 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing on July 24, 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $303 million) in order to avoid additional interest accruals pending final resolution of this matter. Pursuant to the tax matters agreement, the Business retains the liability associated with the remaining interest, and has recorded an interest accrual of €44.7 million (approximately $49.1 million), net of payments and other deductions, included within Other long-term liabilities on the Condensed Combined Balance Sheet at March 31, 2020. In the event that UTC and Otis prevail in this matter, any recoveries would be allocated between UTC and the Business pursuant to the terms of the tax matters agreement.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of and for the periods ended March 31, 2020 and December 31, 2019.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $24 million to $45 million. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $24 million, which is principally recorded in Other long-term liabilities on our Condensed Combined Balance Sheets as of March 31, 2020 and December 31, 2019. Amounts are on a pre-tax basis, not discounted, and excludes the Business’ legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Business has an insurance recovery receivable for probable asbestos related recoveries of approximately $5 million, which is included in Other assets on our Condensed Combined Balance Sheets as of March 31, 2020 and December 31, 2019.

Other.

As previously disclosed, we have commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising out of the normal course of business. We accrue contingencies based on a range of possible outcomes. If no amount within this range is a better estimate than any other, we accrue the minimum amount. While it is not possible to determine the ultimate disposition of each of these claims and whether they will be resolved consistent with our beliefs, we expect that the outcome of such claims, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

As previously disclosed, in certain European countries, claims for overcharges on elevators and escalators related to civil cartel cases have been made, which we have accrued for based on our evaluation of the claims. While it is not possible to determine the ultimate disposition of each of these claims and whether they will be resolved consistent with our beliefs, historical settlement experience of these cases have not been material to the business, financial condition, cash flows or results of operations, however the future outcome of these cases cannot be determined.

As previously disclosed, in the ordinary course of business, the Business is also routinely a defendant in, party to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Business and its subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Note 17: Segment Financial Data

Our operations are classified into two operating segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators as well as escalators and moving walkways to customers in the residential and commercial building and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators. The operating segments are generally based on the management structure of the Business, how management allocates resources, assesses performance and makes strategic and operational decisions.

Segment Information. Segment information for the quarters ended March 31, 2020 and 2019 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$1,123	$1,271	$64	$59	5.7%	4.6%
Service	1,843	1,830	400	386	21.7%	21.1%
Total segment	2,966	3,101	464	445	15.6%	14.4%
General corporate expenses and other [1]	—	—	(135)	(30)
Total	$2,966	$3,101	$329	$415	11.1%	13.4%
1 The increase in general corporate expenses and other during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 is primarily driven by a fixed asset impairment charge and related costs of approximately $67 million, as well as Separation related costs of $32 million and standalone public company costs.

Total assets are not presented for each segment as they are not presented to or reviewed by the Chief Operating Decision Maker ("CODM").

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters ended March 31, 2020 and 2019.

	External Net Sales
	Quarter Ended March 31,
(dollars in millions)	2020	2019
United States Operations:	$890	$917
International Operations:
China	319	377
Other	1,757	1,807
Total	$2,966	$3,101

Segment Net sales disaggregated by product and service type for the quarters ended March 31, 2020 and 2019 are as follows:

	Quarter ended March 31,
(dollars in millions)	2020	2019
Disaggregated Net sales by type
New Equipment	$1,123	$1,271

Maintenance and repair	1,510	1,507
Modernization	333	323
Total Service	1,843	1,830
	$2,966	$3,101

Major Customers. There were no customers that individually accounted for 10% or more of the Business’ combined Net sales for the quarters ended March 31, 2020 and 2019.
Note 18: Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The Business adopted this standard effective January 1, 2020. The adoption of this ASU did not have a significant impact on our Condensed Combined Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard includes updates to the disclosure requirements for defined benefit plans including several additions, deletions and modifications to the disclosure requirements. The provisions of this ASU are effective for years ending after December 15, 2020, with early adoption permitted. The Business adopted this standard effective January 1, 2020. The adoption of this ASU did not have a significant impact on our Condensed Combined Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2019. The Business adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our Condensed Combined Financial Statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this update for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not having a variable interest through their decision-making arrangements. These amendments also will create alignment between determining whether a decision making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a Variable Interest Entity ("VIE"). If fewer decision-making fees are considered variable interests, the focus on determining which party within a related party group under common control may have a controlling financial interest will be shifted to the variable interest holders in the group with more significant economic interests. This will significantly reduce the risk that decision makers with insignificant direct and indirect interests could be deemed the primary beneficiary of a VIE. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The Business adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our Condensed Combined Financial Statements.
Note 19 - Subsequent Events

The Business evaluated events and transactions occurring subsequent to March 31, 2020.

Distribution from UTC. On April 3, 2020, the Separation was completed through UTC's pro-rata distribution (the “Distribution”) of 100% of the outstanding common stock of Otis, to holders of UTC common stock who held shares of UTC common stock, as of the close of business on the record date of March 19, 2020. UTC distributed 433,079,455 shares of Otis’ common stock, par value $0.01 per share, in the Distribution, which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. As a result of the Distribution, UTC shareowners of record received 0.5 shares of Otis’ common stock for every share of UTC common stock. As a result of the Distribution, Otis became an independent, publicly-traded company and its common stock is listed under the symbol “OTIS” on the NYSE.

In connection with the Separation, the Business entered into several agreements with UTC and Carrier Global Corporation ("Carrier"), including a separation and distribution agreement that sets forth certain agreements with UTC and Carrier regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Carrier and Otis as part of the Separation, and when and how these transfers and assumptions occurred. Other agreements that we entered into that govern aspects of our relationship with UTC and Carrier following the Separation include:

•Transition Services Agreement. We entered into a transition services agreement under which UTC is to provide the Business with certain services and we will provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services.

•Tax Matters Agreement. We entered into a tax matters agreement with UTC and Carrier that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the tax matters agreement, Otis generally is responsible for federal, state and foreign taxes imposed on a separate return basis on Otis (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The tax matters agreement provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The tax matters agreement also imposes restrictions on Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free.

•Employee Matters Agreement and Intellectual Property Agreement. We also entered into an employee matters agreement and intellectual property agreement with UTC and Carrier in connection with the Separation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed combined balance sheet of Otis Worldwide Corporation (the “Company”) as of March 31, 2020, and the related condensed combined statements of operations, of comprehensive income, of changes in equity and of cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Company as of December 31, 2019, and the related combined statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 7, 2020, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet information as of December 31, 2019, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
May 8, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW

We are the world’s largest elevator and escalator manufacturing, installation and service company. Our company is organized into two segments - New Equipment and Service. Through our New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers, general contractors, governments, architects and specialized consultants who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We sell our New Equipment directly to customers, as well as through agents and distributors.

Through our Service segment, we perform maintenance and repair services for both our own products and those of other manufacturers and provide modernization services to upgrade elevators and escalators. Maintenance services include inspections to ensure code compliance, preventive maintenance offerings and other customized maintenance offerings tailored to meet customer needs, as well as repair services to address equipment and component wear and tear and breakdowns. Modernization services enhance equipment operation and improve building functionality. Modernization offerings can range from relatively simple upgrades of interior finishes and aesthetics to complex upgrades of larger components and sub-systems. Our typical Service customers include building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed.

We serve our customers through a global network of approximately 69,000 employees. These include sales personnel, field technicians with separate skills in performing installation and service, as well as engineers driving our continued product development and innovation. We function under a centralized operating model whereby a single global strategy is set around New Equipment and Service because we seek to grow our maintenance portfolio, in part, through the conversion of new elevator and escalator installations into service contracts. Accordingly, we benefit from an integrated global strategy, which sets priorities and establishes accountability across the full product lifecycle.

The current status of significant factors affecting our business environment in 2020 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10.
Separation from United Technologies Corporation
On April 3, 2020, the Separation was completed through the Distribution of 100% of the outstanding common stock of Otis to holders of UTC common stock who held shares of UTC common stock as of the close of business on the record date of March 19, 2020. UTC distributed 433,079,455 shares of Otis' common stock, par value $0.01 per share in the Distribution, which was effective at 12:01 a.m. Eastern Time, on April 3, 2020. As a result of the Distribution, UTC shareowners of record received 0.5 shares of Otis' common stock for every share of UTC common stock. As a result of the Distribution, Otis became an independent, publicly traded company and its common stock is listed under the symbol "OTIS" on the NYSE.

The Condensed Combined Financial Statements included in this Form 10-Q have been prepared from UTC’s historical accounting records and are presented on a stand-alone basis as if the Business’ operations had been conducted independently from UTC. Our Condensed Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

In anticipation of the Separation during the quarter ended March 31, 2020 and subsequent to the Separation, we have and expect to continue to incur one-time Separation costs consisting primarily of employee-related costs such as recruitment and relocation expenses, costs to establish certain stand-alone functions and information technology systems, professional services fees and other transaction-related costs. Additionally, we will incur increased costs as a result of becoming an independent, publicly traded company, primarily from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, internal audit, risk management, stock-based compensation programs, accounting and financial reporting, investor relations, governance, legal, procurement and other services. We believe our cash flows from operations will be sufficient to fund these additional corporate expenses.

We entered into a transition services agreement with UTC and Carrier on April 2, 2020, in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. For additional discussion, see “Certain Relationships and Related Party Transactions,” in the Form 10.

As costs for these services historically were included in the Business' operating results through expense allocations from UTC, we do not expect the costs associated with the transition services agreement to be materially different and, therefore, we do not expect such costs to materially affect our results of operations or cash flows after becoming a stand-alone company.

In connection with the Separation, we entered into a tax matters agreement with UTC and Carrier on April 2, 2020, that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters).

Subject to certain exceptions set forth in the tax matters agreement, the Business generally will be responsible for federal, state and foreign taxes imposed on a separate return basis on the Business (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution.

The tax matters agreement provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The tax matters agreement also imposes restrictions on each of Otis and Carrier during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which significantly changed U.S. tax law. This new legislation imposed a one-time toll charge, paid in installments over an 8-year period, on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Under the terms of the tax matters agreement, Otis will indemnify UTC for a percentage of the toll charge installment payments due after April 3, 2020. As a result, a portion of the future income tax obligations corresponding to the toll charge will be reclassified as a contractual indemnity obligation within Other long-term liabilities on the Condensed Combined Balance Sheet. For additional discussion, see “Certain Relationships and Related Party Transactions,” in the Form 10.

In connection with the Separation, we entered into an employee matters agreement and intellectual property agreement with UTC and Carrier on April 2, 2020. These agreements are not expected to have a material impact on the financial results of Otis. For additional discussion see "Certain Relationships and Related Party Transactions" in the Form 10.

Impact of COVID-19 on our Business

A novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China in December 2019, and has since spread throughout the rest of the world, resulting in widespread travel restrictions and extended shutdowns of non-essential businesses. We continue to provide critical maintenance and repair services, however this pandemic has impacted our business, and is expected to continue to impact our business, as limitations remain in force globally.

The results of our operations and overall financial performance were impacted during the quarter ended March 31, 2020, with varied impacts across all regions. The broader implications of COVID-19 on our results of operations, including net sales and overall financial performance remain uncertain, however we anticipate it will negatively impact our business during the quarter ended June 30, 2020 and the remainder of 2020, potentially as a result of:

•Customer liquidity constraints
•Temporary closure or reduced capacity of our factory operations
•New equipment job site closures
•Cancellations or delays of customer orders
•Challenges in accessing units to provide maintenance and repair services
•Customer demand impacting our maintenance and repair business

We currently do not expect any significant impact to our capital and financial resources, including our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets. We are focused on navigating these challenges presented by COVID-19 by preserving our liquidity and managing our cash flow through taking the necessary measures to meet our short-term liquidity needs. Such actions could include, but are not limited to, reducing our discretionary spending, reducing payroll costs and restructuring.

See the Liquidity and Financial Condition section for further detail.

We also do not anticipate any material impairments to our goodwill, intangible asset and long-lived asset balances.

See Part I, Item 1A,"Risk Factors" below for further discussion.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our Condensed Combined Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the Condensed Combined Financial Statements, or are the most sensitive to change due to outside factors, are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in the Form 10. Except as disclosed in Note 6 and Note 18 to our Condensed Combined Financial Statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net sales	$2,966	$3,101
Percentage change year-over-year	(4.4)%
The factors contributing to the total percentage change year-over-year in total Net sales for the quarter ended March 31, 2020 are as follows:

Quarter Ended March 31, 2020
Organic volume	(2.1)%
Foreign currency translation	(1.8)%
Acquisitions and divestitures, net	(0.5)%
Total % change	(4.4)%

The Organic volume decrease of (2.1)% for the quarter ended March 31, 2020 was driven by a decrease in organic sales of (9.8)% in the New Equipment segment, partially offset by organic sales growth of 3.3% in the Service segment.

See "Segment Review" below for a discussion of Net sales by segment.
Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Total cost of products and services sold	$2,069	$2,200
Percentage change year-over-year	(6.0)%

The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2020 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2020
Organic volume	(3.3)%
Foreign currency translation	(1.9)%
Acquisitions and divestitures, net	(0.4)%
Restructuring	(0.4)%
Total % change	(6.0)%

The organic decrease in total cost of products and services sold for the quarter ended March 31, 2020 was primarily driven by the organic sales decrease noted above.

Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Gross margin	$897	$901
Gross margin percentage	30.2%	29.1%

Gross margin increased 110 basis points for the quarter ended March 31, 2020 when compared to the same period for 2019, primarily driven by improvement in the New Equipment margin rate and overall segment mix.

See the Segment Review below for discussion of operating results by segment.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Research and development	$38	$39
Percentage of net sales	1.3%	1.3%

Research and development spending remained relatively consistent for the quarter ended March 31, 2020 compared to the same period in 2019. We continue to focus on our commitment to Internet of Things technology developing the next generation of connected elevators and escalators.

Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Selling, general and administrative expenses	$465	$441
Percentage of net sales	15.7%	14.2%

Selling, general and administrative expenses increased $24 million or 5.4% for the quarter ended March 31, 2020 when compared to the same period in 2019. Lower employment costs were more than offset by Separation costs incurred of $32 million and additional standalone public company costs of $22 million. Selling, general and administrative costs increased as a percentage of Net sales during the quarter ended March 31, 2020, primarily driven by the increase in Separation costs and lower sales in 2020.

We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. For further discussion, see “Restructuring Costs” below and Note 13 in the Notes to the Condensed Combined Financial Statements.

Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Restructuring costs	$6	$25

We initiate restructuring actions as a method to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and to a lesser degree, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions. Total Restructuring costs were $6 million for the quarter ended March 31, 2020 and included $4 million of costs related to 2020 actions and $2 million of costs related to 2019 actions.

2020 Actions. During the quarter ended March 31, 2020, we recorded net pre-tax restructuring charges of $4 million relating to ongoing cost reduction actions initiated in 2020. We are targeting to complete in 2020 and 2021 the majority of the remaining workforce cost reduction actions initiated in 2020. Approximately 92% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2020, we had cash outflows of approximately $1 million related to the 2020 actions. We expect recurring pre-tax savings in continuing operations to increase to approximately $7 million annually over the two-year period subsequent to initiating the actions.

2019 Actions. During the quarters ended March 31, 2020 and 2019, we recorded net pre-tax restructuring charges of $2 million and $19 million, respectively, for actions initiated in 2019. We are targeting to complete in 2020 the majority of the remaining workforce and all facility related cost reduction actions initiated in 2019. Approximately 96% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2020, we had cash outflows of approximately $6 million related to the 2019 actions. We expect to incur additional restructuring charges of $16 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period after initiating the actions to approximately $49 million annually, of which approximately $10 million was realized during the quarter ended March 31, 2020.

In addition, we recorded net pre-tax restructuring costs totaling $0 and $6 million in the quarters ended March 31, 2020 and 2019, respectively, for restructuring actions initiated in 2018 and prior. For additional discussion of restructuring, see Note 13 to the Condensed Combined Financial Statements.

Other (Expense) Income, Net

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Other (expense) income, net	$(65)	$(6)

Other (expense) income, net primarily includes the impact of changes in the fair value and settlement of embedded and foreign exchange derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments and certain other operating items. The year-over-year increase in Other (expense) income, net of $(59) million for the quarter ended March 31, 2020 when compared to the same period in 2019 is primarily driven by a fixed asset impairment of approximately $(55) million and related license costs of approximately $(12) million, offset by favorable mark-to-market adjustments on foreign currency derivatives when compared to the same period in 2019.

Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Interest expense, net	$5	$1

Interest expense, net primarily relates to interest on newly issued external debt, offset partially by interest income primarily related to interest earned on cash balances, short-term investments and related party activity between Otis and UTC.

The increase in Interest expense, net in the quarter ended March 31, 2020 in comparison to the same period in 2019 was primarily driven by interest expense of approximately $13 million on the newly issued $5.3 billion of unsecured, unsubordinated notes on February 27, 2020 and the $1.0 billion drawn on the Term Loan on March 27, 2020, offset primarily by higher income earned on short-term investments for the quarter ended March 31, 2020.

The average interest rate on the newly acquired debt as of March 31, 2020 is approximately 2.5%.

For additional discussion of borrowings, see Note 9 to the Condensed Combined Financial Statements.
Income Taxes

	Quarter Ended March 31,
	2020	2019
Effective tax rate	38.2%	29.4%

The increase in the effective tax rate for the quarter ended March 31, 2020 is primarily the result of the tax impact on one-time Separation costs and a fixed asset impairment loss, discussed above.

As part of the Separation process, the Business determined that as a stand-alone company, the Business no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S., which are different from the historical assertion of UTC. For the remainder of the Business' undistributed international earnings, the

Business will continue to permanently reinvest these earnings unless it is tax effective to repatriate. As a result of the change in assertion, the Business recognized a one-time tax benefit of $9 million in the quarter resulting from an overall reduction in the liability previously recorded by UTC.

The Business will continue to review and incorporate as necessary U.S. Tax Cuts and Jobs Act ("TCJA") changes related to forthcoming U.S. Treasury Regulations.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 12 to the Condensed Combined Financial Statements.
Noncontrolling Interest in Subsidiaries' Earnings

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Noncontrolling interest in subsidiaries' earnings	$37	$27

Noncontrolling interest in subsidiaries' earnings increased for the quarter ended March 31, 2020 in comparison to the same period in 2019 was primarily due to an increase in net income from subsidiaries with noncontrolling interests. There was no other significant activity for the quarter ended March 31, 2020.

Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2020	2019
Net income attributable to Otis Worldwide Corporation	$165	$273
Basic and diluted earnings per share from operations	$0.38	$0.63

Net income attributable to Otis Worldwide Corporation for the quarter ended March 31, 2020 includes restructuring charges, net of a tax benefit, of $4 million ($6 million pre-tax), as well charges relating to significant non-operational and/or nonrecurring items, net of a tax benefit, of approximately $93 million ($115 million pre-tax) which include the costs related to the separation from UTC and a fixed asset impairment loss. These significant non-operational and/or nonrecurring items, and the resulting higher effective tax rate, were the primary contributors to lower Net income attributable to Otis Worldwide Corporation for the quarter ended March 31, 2020 when compared to the same period in 2019. The effects of the above resulted in an impact of $0.22 on the basic and diluted earnings per share for the quarter ended March 31, 2020.

Net income attributable to Otis Worldwide Corporation for the quarter ended March 31, 2019 includes restructuring charges, net of a tax benefit, of $18 million ($25 million pre-tax). The effects of restructuring charges resulted in an impact of $0.04 on the basic and diluted earnings per share for the quarter ended March 31, 2019.
Segment Review
Summary performance for each of the operating segments for the quarters ended March 31, 2020 and 2019 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$1,123	$1,271	$64	$59	5.7%	4.6%
Service	1,843	1,830	400	386	21.7%	21.1%
Total segment	$2,966	$3,101	$464	$445	15.6%	14.4%
General corporate expenses and other	—	—	(135)	(30)	—	—
Total	$2,966	$3,101	$329	$415	11.1%	13.4%

New Equipment

The New Equipment segment designs, manufactures, sells and installs a wide range of passenger and freight elevators, as well as escalators and moving walkways in residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers, general contractors, architects, governments and specialized consultants who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We sell directly to customers as well as through agents and distributors.

Summary performance for the New Equipment segment for the quarters ended March 31, 2020 and 2019 were as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$1,123	$1,271	$(148)	(11.6)%
Cost of sales	914	1,060	(146)	(13.8)%
	$209	$211	$(2)	(0.9)%
Operating expenses and other	145	152	(7)	(4.6)%
Operating profit	$64	$59	$5	8.5%

New Equipment segment Quarter Ended March 31, 2020 compared with Quarter Ended March 31, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(9.8)%	(11.8)%	3.4%
Foreign currency translation	(1.8)%	(1.8)%	(3.4)%
Restructuring cost	—%	(0.2)%	8.5%
Total % change	(11.6)%	(13.8)%	8.5%

Net sales

The organic sales decrease of (9.8)% was driven by organic sales declines in all regions, with a double digit decline in Asia primarily due to the COVID-19 impact in the region, and high single digit decline in the Americas.

Operating profit

New Equipment operational profit increased 3.4% as lower volume (31.7)% was more than offset by favorable rate of 30.5% primarily due to material productivity and lower commodity costs of 3.1%. In addition, favorable selling, general and administrative expenses contributed to the improvement in operating profit.
Service

The Service segment performs maintenance and repair services for both our products and those of other manufacturers and provides modernization services to upgrade elevators and escalators. Maintenance services include inspections to ensure code compliance, preventive maintenance offerings and other customized maintenance offerings tailored to meet customer needs, as well as repair services that address equipment and component wear and tear, and breakdowns. Modernization services enhance equipment operation and improve building functionality. Modernization offerings can range from relatively simple upgrades of interior finishes and aesthetics, to complex upgrades of larger components and sub-systems. Our typical Service customers include building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed.

Summary performance for the Service segment for the quarters ended March 31, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$1,843	$1,830	$13	0.7%
Cost of sales	1,155	1,140	15	1.3%
	$688	$690	$(2)	(0.3)%
Operating expenses and other	288	304	(16)	(5.3)%
Operating profit	$400	$386	$14	3.6%

Service segment Quarter Ended March 31, 2020 compared with Quarter Ended March 31, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	3.3%	4.6%	2.3%
Foreign currency translation	(1.9)%	(1.9)%	(2.1)%
Acquisitions/Divestitures, net	(0.7)%	(0.9)%	(0.2)%
Restructuring cost	—%	(0.5)%	3.6%
Total % change	0.7%	1.3%	3.6%

Net sales

The organic sales increase of 3.3% primarily consists of organic sales growth in maintenance and repair of 2.5% and modernization 6.8%.

Maintenance and repair net sales were flat year over year and was comprised of a 2.5% organic sales increase, offset by foreign currency headwinds (1.9)% and decreases related to net acquisitions and divestitures (0.4)%.

Modernization net sales increased 3.1% for the quarter which is made up of a 6.8% increase in organic sales, offset by decreases in foreign currency (1.5)% and from net acquisitions and divestitures (2.2)%.

Operating profit

Service operational profit increased 2.3% driven by higher volume 4.1%, favorable price/mix and productivity 4.7%; partially offset by labor inflation (4.1)% and under absorption of labor in certain parts of the world.
General corporate expenses and other

	Quarter Ended March 31,
(dollars in millions)	2020	2019
General corporate expenses and other	$(135)	$(30)

General corporate expenses and other primarily reflects certain corporate overhead costs, Separation-related costs, standalone public company costs and a one-time fixed asset impairment. The increase in general corporate expenses and other during the quarter ended March 31, 2020 compared to the same period in 2019, is primarily driven by a fixed asset impairment of approximately $55 million and related license costs of approximately $12 million, Separation related costs of $32 million and standalone public company costs, partially offset by lower employment costs.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$1,207	$1,446
Total debt	6,325	39
Net debt (total debt less cash and cash equivalents)	5,118	(1,407)
Total equity	(4,284)	2,231
Total capitalization (total debt plus total equity)	2,041	2,270
Net capitalization (total debt plus total equity less cash and cash equivalents)	834	824

Total debt to total capitalization	310%	2%
Net debt to net capitalization	614%	(171)%

Otis has historically participated in UTC’s centralized treasury management, including centralized cash pooling and overall financing arrangements. However, historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditures and financing requirements.

At March 31, 2020, we had cash and cash equivalents of $1.2 billion, of which approximately 99% was held by the Business' foreign subsidiaries. After March 31, 2020 and before the Separation, the Business received $190 million of domestic cash contributions from UTC in connection with the Separation. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2020 and December 31, 2019, the amount of such restricted cash was approximately $13 million.

From time to time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place at the time of the Separation will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

During the quarter ended March 31, 2020, Otis entered into the following debt transactions:

–$1.5 billion, unsecured, unsubordinated 5-year revolving credit facility effective on April 3, 2020

–$1.0 billion, unsecured, unsubordinated 3-year term loan

–$5.3 billion of unsecured, unsubordinated long-term notes

–$1.5 billion unsecured, unsubordinated commercial paper program became available on April 3, 2020

The following is a summary of the debt issuances for the quarter ended March 31, 2020:

(dollars in millions)
Issuance Date	Description of Notes	Aggregate Principal Balance
03-27-2020	LIBOR plus 112.5 bps Term Loan due 2023	$1,000
02-27-2020	LIBOR plus 45 bps floating rate notes due 2023	500
02-27-2020	2.056% notes due 2025	1,300
02-27-2020	2.293% notes due 2027	500
02-27-2020	2.565% notes due 2030	1,500
02-27-2020	3.112% notes due 2040	750
02-27-2020	3.362% notes due 2050	750

The net proceeds from the above issuances totaling $6.3 billion were used to distribute cash to UTC as part of the Separation.

For additional discussion of borrowings, see Note 9 to the Condensed Combined Financial Statements.

As part of the Separation process, Otis determined that as a stand-alone company, the Business no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S, which is different from the historical assertion of UTC. For the remainder of the Business' undistributed international earnings, Otis will continue to permanently reinvest these earnings unless it is tax effective to repatriate. As a result of the change in assertion, Otis recognized a one-time tax benefit of $9 million in the quarter resulting from an overall reduction in the liability previously recorded by UTC.

Following the Separation, we expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to capital markets.

As of April 3, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of our common stock. Under this program, shares may be purchased on the open market, in privately negotiated transactions, or under accelerated share repurchase ("ASR") programs under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We currently do not expect any share repurchases under the program in 2020 as we focus on deleveraging.
Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net cash flows provided by operating activities	$159	$297

Cash generated from operating activities in the quarter ended March 31, 2020 was $138 million lower than the same period in 2019, primarily due to increased cash outflows for current assets and current liabilities in the quarter ended March 31, 2020 of $101 million compared to the quarter ended March 31, 2019. In addition, the Business incurred $32 million of one-time Separation costs and public company standalone costs of approximately $22 million for the quarter ended March 31, 2020 that contributed to the decrease.

In the quarter ended March 31, 2020, cash outflows from current assets and current liabilities were $184 million. Accounts payable and accrued liabilities decreased $289 million due to the timing of payments to suppliers and employees, Accounts receivable increased $116 million due to the timing of billings, Other assets, current increased $85 million primarily due to tax prepayments in certain tax jurisdictions, and Inventories, net increased $49 million due to higher production inventory and purchases of inventory in advance of potential supply chain disruptions due to COVID-19. These were partially offset by the net change in Contract assets, current and Contract liabilities, current of $355 million, which were driven by the timing of billings on contracts and contract completions.

In the quarter ended March 31, 2019, cash outflows from current assets and current liabilities were $83 million. Accounts payable and accrued liabilities decreased $309 million due to the timing of payments to suppliers and employees and Accounts receivable increased $56 million due to increased billing volume. These were partially offset by the net change in Contract assets, current and Contract liabilities, current of $268 million, which were driven by the timing of billings on contracts and contract completions. The remaining offset of $14 million was due to activity in Other assets, current and Inventories, net.

Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net cash flows used in investing activities	$(92)	$(18)

Cash flows used in investing activities for the quarter ended March 31, 2020 and 2019 primarily reflect capital expenditures, investments in businesses and securities and proceeds received on sale of fixed assets. Cash flows used in investing activities in the quarter ended March 31, 2020 compared to the same period in 2019 increased $74 million primarily due to a $51 million increase in investments made in equity securities, $26 million lower Other investing activities, net due to lower short-term investing activity and a $11 million increase in capital expenditures. These were partially offset by a $14 million decrease in investments in businesses.

Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net cash flows used in financing activities	$(256)	$(312)

Financing activities primarily include issuance of long-term debt, increases (decreases) in short-term borrowings, dividends paid to noncontrolling interests and transfers to and from UTC, consisting of, among other things, cash transfers, distributions, cash investments and changes in receivables and payables between Otis and UTC. See Note 5 to the Condensed Combined Financial Statements for further discussion on transactions with UTC.

Net cash used in financing activities decreased $56 million in the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to the issuance of long-term notes of $5.3 billion and the draw of $1.0 billion from its term loan, partially offset by a $6.2 billion increase in net transfers to UTC primarily driven by the distribution of the net proceeds of these borrowings to UTC. See Note 9 to the Condensed Combined Financial Statements for further discussion on borrowings.

Off-Balance Sheet Arrangements and Contractual Obligations
A summary of the additional significant obligations that the Business has entered into during the quarter ended March 31, 2020 is as follows:

		Payments Due by Period
(dollars in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt	$6,305	$—	$2	$1	$1,501	$1	$4,800

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations” provided a table summarizing our contractual obligations and commercial commitments at the end of 2019 that would require the use of funds. As of March 31, 2020, there have been no additional material changes in the amounts disclosed in the Form 10.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Our long-term debt portfolio primarily consists of fixed-rate instruments. For any variable rate debt, interest rate changes in the London Interbank Offered Rate ("LIBOR") will impact future earnings and cash flows. From time to time, we may hedge floating rates using interest rate swaps. The hedges are designated as fair value hedges and the gains and losses on the swaps are reported in interest expense, reflecting that portion of interest expense at a variable rate. We issue commercial paper, which exposes us to changes in interest rates. Currently, we do not hold any derivative contracts that hedge our interest exposures, but may consider such strategies in the future.

There has been no significant change in our exposure to market risk during the quarter ended March 31, 2020. For discussion of our exposure to market risk, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management” in the Form 10.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Otis following the Separation, including the estimated costs associated with the Separation and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Otis and its businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions, pandemic health issues (including COVID-19 and its effects, among other things, on global supply, demand, and distribution disruptions as the coronavirus outbreak continues and results in an increasingly prolonged period of travel, commercial and/or other similar restrictions and limitations), natural disasters and the financial condition of Otis’ customers and suppliers;
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;
•future levels of indebtedness, including indebtedness incurred in connection with the Separation, and capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, including credit market conditions and Otis’ capital structure;
•the timing and scope of future repurchases of Otis’ common stock, which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
•delays and disruption in delivery of materials and services from suppliers;
•cost reduction efforts and restructuring costs and savings and other consequences thereof;
•new business and investment opportunities;
•the anticipated benefits of moving away from diversification and balance of operations across product lines, regions and industries;
•the outcome of legal proceedings, investigations and other contingencies;
•pension plan assumptions and future contributions;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in political conditions in the U.S. and other countries in which Otis and its businesses operate, including the effect of changes in U.S. trade policies or the United Kingdom’s withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which Otis and its businesses operate;
•the ability of Otis to retain and hire key personnel;
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things integration of acquired businesses into existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs;
•the expected benefits of the Separation;
•a determination by the Internal Revenue Service and other tax authorities that the distribution or certain related transactions should be treated as taxable transactions;
•risks associated with indebtedness incurred as a result of financing transactions undertaken in connection with the Separation;
•the risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the Separation will exceed Otis’ estimates; and
•the impact of the Separation on Otis’ businesses and Otis’ resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Combined Financial Statements" under the headings "Note 1: Basis of Presentation" and "Note 16: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Critical Accounting Estimates," "Results of Operations," and "Liquidity and Financial Condition," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our Form 10. Additional important information as to these factors is included in our Form 10 in "Item 1. Business", "Item 1A. Risk Factors", "Item 2. Financial Information" and "Item 8. Legal Proceedings" and in our Form S-3 Registration Statement (Registration No. 333-237550) under the heading "Risk Factors". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 16. Contingent Liabilities to the Condensed Combined Financial Statements, for discussion regarding material legal proceedings.

Except as noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Item 8. Legal Proceedings," in our Form 10.
Item 1A. Risk Factors
Except as noted below, there have been no material changes in the Company's risk factors from those disclosed in Item 1A, Risk Factors, in our Form 10 and under "Risk Factors" in our Form S-3 Registration Statement (Registration No. 333-237550) under the heading "Risk Factors".

Our business may be further impacted by the COVID-19 pandemic.

As previously disclosed, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China in December 2019, and has since spread throughout the rest of the world, resulting in widespread travel restrictions and extended shutdowns of non-essential businesses, including construction and hospitality venues, impacting to various extents our factory operations, new equipment installations and access to units under maintenance. The extent of the resulting impact of the COVID-19 pandemic on our business is uncertain at this time and will depend on future developments, but further prolonged closures throughout the world and continued decreases in the general level of economic activity may further disrupt our operations and the operations of our suppliers, distributors and customers. Additionally, further tightening of credit in the capital markets could adversely affect our ability to access the capital markets or could result in a significant increase in our borrowing costs. It could also affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders for our products and services and/or payment delays or defaults. Similarly, further tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at anticipated cost. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation, incorporated by reference to Exhibit 2.1 of the Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

3.1(a)
Amendment to Certificate of Incorporation of Otis Worldwide Corporation, incorporated by reference to Exhibit 3.1(a) of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

3.1(b)
Amended and Restated Certificate of Incorporation of Otis Worldwide Corporation, incorporated by reference to Exhibit 3.1(b) of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

3.2
Amended and Restated Bylaws of Otis Worldwide Corporation, incorporated by reference to Exhibit 3.2 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

4.1
Indenture, dated February 27, 2020, between Otis Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.

Exhibit Number	Exhibit Description
4.2
Supplemental Indenture No. 1, dated February 27, 2020, between Otis Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.

4.3
Registration Rights Agreement, dated February 27, 2020, by and among Otis Worldwide Corporation, United Technologies Corporation and BofA Securities, Inc., Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, incorporated by reference to Exhibit 4.3 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.

10.1
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.2
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation incorporated by reference to Exhibit 10.2 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.3
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation incorporated by reference to Exhibit 10.3 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.4
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation, incorporated by reference to Exhibit 10.4 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.5
Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.6
Otis Worldwide Corporation Change in Control Severance Plan, incorporated by reference to Exhibit 10.6 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.7
Otis Worldwide Corporation Executive Annual Bonus Plan incorporated by reference to Exhibit 10.7 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.8
Otis Worldwide Corporation Pension Preservation Plan, incorporated by reference to Exhibit 10.8 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.9
Otis Worldwide Corporation Retirement Plan for Third Country National Employees, incorporated by reference to Exhibit 10.9 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.10
Otis Worldwide Corporation Board of Directors Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.10 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.11
French Sub-Plan for Restricted Stock Units Granted Under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.11 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

10.12
Schedule of Terms for Restricted Stock Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.13
Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.9 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

Exhibit Number	Exhibit Description
10.14
Schedule of Terms for Stock Appreciation Right Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.10 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020. , incorporated by reference to Exhibit 10.10 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.15
Schedule of Terms for Stock Appreciation Right Awards (Off-Cycle) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.11 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.16
Schedule of Terms for Performance Share Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.17
Schedule of Terms for Non-Qualified Stock Option Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.18
Otis Worldwide Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.14 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.19
Otis Worldwide Corporation Amended and Restated Savings Restoration Plan, incorporated by reference to Exhibit 10.15 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.

10.20
Otis Worldwide Corporation Company Automatic Contribution Excess Plan, incorporated by reference to Exhibit 10.16 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.21
Otis Worldwide Corporation LTIP Performance Share Unit Deferral Plan, incorporated by reference to Exhibit 10.17 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.22
Legacy United Technologies Corporation Executive Leadership Group Agreements, , incorporated by reference to Exhibit 10.19 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.23
Legacy Schedule of Terms for United Technologies Corporation Executive Leadership Group Restricted Stock Unit Retention Awards, incorporated by reference to Exhibit 10.20 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.24
Offer Letter with Rahul Ghai, dated June 27, 2019, incorporated by reference to Exhibit 10.24 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.25
Letter of Assignment with Stephane de Montlivault, dated December 18, 2019, incorporated by reference to Exhibit 10.25 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.26
Letter of Appointment/Employment with Stephane de Montlivault, dated December 18, 2019, incorporated by reference to Exhibit 10.26 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.27
Offer Letter with Mark Eubanks, dated February 27, 2019, incorporated by reference to Exhibit 10.27 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.28
Letter of Assignment with Mark Eubanks, dated October 27, 2019, incorporated by reference to Exhibit 10.28 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

Exhibit Number	Exhibit Description
10.29
Letter Agreement with Judith F. Marks regarding LTIP award amendment, dated February 3, 2020, incorporated by reference to Exhibit 10.29 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.30
Revolving Credit Agreement, dated February 10, 2020, among Otis Worldwide Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.30 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.

10.31
Term Loan Credit Agreement, dated February 10, 2020, among Otis Worldwide Corporation, United Technologies Corporation (prior to the UTC Release Date (as defined therein)), the lenders and other parties party thereto and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.31 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:
* Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Combined Statements of Operations for the quarters ended March 31, 2020 and 2019, (ii) Condensed Combined Statements of Comprehensive Income for the quarters ended March 31, 2020 and 2019, (iii) Condensed Combined Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Condensed Combined Statements of Cash Flows for the quarters ended March 31, 2020 and 2019, (v) Condensed Combined Statements of Changes in Equity for the quarters ended March 31, 2020 and 2019 and (vi) Notes to Condensed Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	May 8, 2020	by:	/s/ RAHUL GHAI
Rahul Ghai
Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	May 8, 2020	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)