Form 10-Q
period 2020-06-30
Otis Worldwide Corp
filed 2020-07-31
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

At June 30, 2020 there were 433,079,455 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2020

Otis Worldwide Corporation and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of Otis Worldwide Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," " the Company" "the Business," or "Otis," unless the context otherwise requires, mean Otis Worldwide Corporation and its subsidiaries. References to internet websites in this Form 10-Q are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(dollars in millions, except per share amounts)	2020	2019
Net sales:
Product sales	$1,294	$1,500
Service sales	1,735	1,851
	3,029	3,351
Costs and expenses:
Cost of products sold	1,072	1,209
Cost of services sold	1,066	1,158
Research and development	37	40
Selling, general and administrative	441	444
	2,616	2,851
Other income (expense), net	3	(19)
Operating profit	416	481
Non-service pension cost (benefit)	1	(11)
Interest expense (income), net	41	(3)
Income from operations before income taxes	374	495
Income tax expense	109	143
Net income	265	352
Less: Noncontrolling interest in subsidiaries' earnings	41	44
Net income attributable to common shareholders	$224	$308
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareholders	$0.52	$0.71
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareholders	$0.52	$0.71

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019
Net sales:
Product sales	$2,417	$2,771
Service sales	3,578	3,681
	5,995	6,452
Costs and expenses:
Cost of products sold	1,986	2,269
Cost of services sold	2,221	2,298
Research and development	75	79
Selling, general and administrative	906	885
	5,188	5,531
Other expense, net	(62)	(25)
Operating profit	745	896
Non-service pension benefit	(2)	(22)
Interest expense (income), net	46	(2)
Income before income taxes	701	920
Income tax expense	234	268
Net income	467	652
Less: Noncontrolling interest in subsidiaries' earnings	78	71
Net income attributable to common shareholders	$389	$581
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareholders	$0.90	$1.34
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareholders	$0.90	$1.34

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net income	265	352	467	652
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	38	(40)	(84)	(5)
Pension and postretirement benefit plan adjustments	3	3	4	(19)
Change in unrealized cash flow hedging	(12)	(2)	(1)	(2)
Other comprehensive income (loss), net of tax	29	(39)	(81)	(26)
Comprehensive income	294	313	386	626
Less: Comprehensive income attributable to noncontrolling interest	(51)	(45)	(82)	(71)
Comprehensive income attributable to common shareholders	$243	$268	$304	$555

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in millions, except per share amounts)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,912	$1,446
Accounts receivable (net of allowance for expected credit losses of $140 and $83)	2,865	2,861
Contract assets, current	484	529
Inventories, net	629	571
Other assets, current	502	251
Total Current Assets	6,392	5,658
Future income tax benefits	427	373
Fixed assets	1,828	1,803
Less: Accumulated depreciation	(1,124)	(1,082)
Fixed assets, net	704	721
Operating lease right-of-use assets	530	535
Intangible assets, net	458	490
Goodwill	1,639	1,647
Other assets	291	263
Total Assets	$10,441	$9,687
Liabilities and (Deficit) Equity
Short-term borrowings	$33	$34
Accounts payable	1,349	1,331
Accrued liabilities	1,917	1,739
Contract liabilities, current	2,463	2,270
Total Current Liabilities	5,762	5,374
Long-term debt	6,260	5
Future pension and postretirement benefit obligations	589	590
Operating lease liabilities	377	386
Future income tax obligations	439	695
Other long-term liabilities	590	311
Total Liabilities	14,017	7,361
Commitments and contingent liabilities (Note 17)
Redeemable noncontrolling interest	96	95
Shareholders' (Deficit) Equity:
Preferred Stock, $0.01 par value, 125 shares authorized; None issued or outstanding	—	—
Common Stock, $0.01 par value, 2,000 shares authorized; 433.1 shares issued and outstanding	4	—
Additional paid-in capital	15	—
Accumulated deficit	(3,418)	—
UTC Net Investment	—	2,458
Accumulated other comprehensive loss	(843)	(758)
Total Shareholders' (Deficit) Equity	(4,242)	1,700
Noncontrolling interest	570	531
Total (Deficit) Equity	(3,672)	2,231
Total Liabilities and (Deficit) Equity	$10,441	$9,687
See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	UTC Net (Deficit) Investment	Accumulated Other Comprehensive (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(amounts in millions)	Shares	Amount
Quarter Ended June 30, 2020
Balance April 1, 2020	—	$—	$—	$—	$(3,959)	$(862)	$(4,821)	$537	$(4,284)	$95
Net transfers from UTC and Separation-related transactions	—	—	—	—	407	—	407	—	407	—
Issuance of common stock and reclassification of deficit	433	4	—	(3,556)	3,552	—	—	—	—	—
Net income	—	—	—	224	—	—	224	41	265	—
Stock-based compensation	—	—	15	—	—	—	15	—	15	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	19	19	11	30	(1)
Cash dividends declared ($0.20 per common share)	—	—	—	(87)	—	—	(87)	—	(87)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	—	(18)	(18)	—
Acquisition, disposal and other changes in noncontrolling interest	—	—	—	4	—	—	4	(1)	3	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	(3)	—	—	(3)	—	(3)	2
Balance at June 30, 2020	433	$4	$15	$(3,418)	$—	$(843)	$(4,242)	$570	$(3,672)	$96

Quarter Ended June 30, 2019
Balance April 1, 2019	—	$—	$—	$—	$2,252	$(694)	$1,558	$542	$2,100	$109
Net transfers to UTC	—	—	—	—	(15)	—	(15)	—	(15)	—
Net income	—	—	—	—	308	—	308	44	352	—
Redeemable noncontrolling interest in subsidiaries' earnings	—	—	—	—	—	—	—	3	3	(3)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(40)	(40)	1	(39)	—
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	—	(76)	(76)	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	—	—	—	—	—	—	3
Balance at June 30, 2019	—	$—	$—	$—	$2,545	$(734)	$1,811	$513	$2,324	$109

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	UTC Net Investment (Deficit)	Accumulated Other Comprehensive (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(amounts in millions)	Shares	Amount
Six Months Ended June 30, 2020
Balance January 1, 2020	—	$—	$—	$—	$2,458	$(758)	$1,700	$531	$2,231	$95
Net transfers to UTC and Separation-related transactions	—	—	—	—	(6,150)	—	(6,150)	—	(6,150)	—
Issuance of common stock and reclassification of deficit	433	4	—	(3,556)	3,552	—	—	—	—	—
Net income	—	—	—	224	165	—	389	78	467	—
Stock-based compensation	—	—	15	—	—	—	15	—	15	—
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(85)	(85)	7	(78)	(3)
Cash dividends declared ($0.20 per common share)	—	—	—	(87)	—	—	(87)	—	(87)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)	—
Acquisition, disposal and other changes in noncontrolling interest	—	—	—	4	—	—	4	(7)	(3)	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	(3)	—	—	(3)	—	(3)	4
Adoption of credit loss standard, net of tax (Note 6)	—	—	—	—	(25)	—	(25)	—	(25)	—
Balance at June 30, 2020	433	$4	$15	$(3,418)	$—	$(843)	$(4,242)	$570	$(3,672)	$96

Six Months Ended June 30, 2019
Balance January 1, 2019	—	$—	$—	$—	2,277	$(708)	$1,569	$537	$2,106	$109
Net transfers to UTC	—	—	—	—	(313)	—	(313)	—	(313)	—
Net income	—	—	—	—	581	—	581	71	652	—
Redeemable noncontrolling interest in subsidiaries' earnings	—	—	—	—	—	—	—	6	6	(6)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(26)	(26)	2	(24)	(2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	—	(106)	(106)	—
Acquisition, disposal and other changes in noncontrolling interest	—	—	—	—	—	—	—	4	4	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	—	—	—	—	—	—	8
Balance at June 30, 2019	—	$—	$—	$—	$2,545	$(734)	$1,811	$513	$2,324	$109

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Operating Activities:
Net income	$467	$652
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	92	91
Deferred income tax benefit	(21)	(5)
Stock compensation cost	27	16
Loss on fixed asset impairment	55	—
Loss on business held-for-sale	—	19
Change in:
Accounts receivable, net	(59)	(94)
Contract assets and liabilities, current	266	77
Inventories, net	(71)	24
Other assets, current	(67)	25
Accounts payable and accrued liabilities	79	(156)
Pension contributions	(20)	(18)
Other operating activities, net	75	20
Net cash flows provided by operating activities	823	651
Investing Activities:
Capital expenditures	(75)	(63)
Investments in businesses, net of cash acquired (Note 8)	(16)	(32)
Investments in equity securities	(51)	—
Other investing activities, net	—	3
Net cash flows used in investing activities	(142)	(92)
Financing Activities:
Proceeds from issuance of long-term debt	6,300	—
Payment of long-term debt issuance costs	(43)	—
Increase in short-term borrowings, net	1	16
Net transfers to UTC	(6,330)	(330)
Dividends paid on Common Stock	(87)	—
Dividends paid to noncontrolling interest	(43)	(55)
Other financing activities, net	22	16
Net cash flows used in financing activities	(180)	(353)
Effect of foreign exchange rate changes on cash and cash equivalents	(33)	4
Net increase in cash and cash equivalents	468	210
Cash, cash equivalents and restricted cash, beginning of year	1,459	1,346
Cash, cash equivalents and restricted cash, end of period	1,927	1,556
Less: Restricted cash	15	14
Cash and cash equivalents, end of period	$1,912	$1,542

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2020 and for the quarters and six months ended June 30, 2020 and 2019 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-39221), initially filed with the Securities and Exchange Commission (“SEC”) on February 7, 2020, as amended by Amendment No. 1 filed on March 11, 2020 ("Form 10").

Note 1: Description of Business and Separation from United Technologies Corporation

Otis (as defined below) is the world’s largest elevator and escalator manufacturing, installation and service company. Our operations are classified into two segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators as well as escalators and moving walkways for residential and commercial building and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators.

On November 26, 2018, United Technologies Corporation, subsequently renamed to Raytheon Technologies Corporation on April 3, 2020 ("UTC"), announced its intention to spin-off its Otis reportable segment into a separate publicly-traded company (the "Separation"). On April 3, 2020, the Company became an independent publicly-traded company through a pro-rata distribution of 0.5 shares of Otis common stock for every share of UTC common stock held at the close of business on the record date of March 19, 2020 (the "Distribution"). Otis began to trade as a separate public company (New York Stock Exchange ("NYSE"): OTIS) on April 3, 2020.

Unless the context otherwise requires, references to "Otis", "we", "us", "our" and "the Company" refer to (i) Otis Worldwide Corporation's business (the "Business") prior to the Separation and (ii) Otis Worldwide Corporation and its subsidiaries following the Separation, as applicable.

The Separation was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with UTC related to the Separation, including but not limited to a transition services agreement (the "Transition Service Agreement" or "TSA"), a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matter agreement (the "Employee Matters Agreement" or "EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). For further discussion on these agreements, see Note 5.

Note 2: Basis of Presentation

Prior to the Separation on April 3, 2020, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of UTC. For the period subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company (collectively, the financial statements for all periods presented, including the historical results of the Company prior to April 3, 2020, are now referred to as "Condensed Consolidated Financial Statements" to reflect this change). They have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.

Prior to the Separation on April 3, 2020, the Condensed Consolidated Statements of Operations included all revenues and costs directly attributable to Otis, including costs for facilities, functions and services used by Otis. Costs for certain functions and services performed by centralized UTC organizations were directly charged to Otis based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, usage or other allocation methods. All charges and allocations for facilities, functions and services performed by UTC organizations have been deemed settled in cash by Otis to UTC in the period in which the cost was recorded on the Condensed Consolidated Statements of Operations. Current and

deferred income taxes were determined based on the standalone results of Otis. However, because the Company was included in UTC’s tax group in certain jurisdictions, the Company's actual tax balances may differ from those reported. The Company's portion of its domestic income taxes and certain income taxes for jurisdictions outside the United States are deemed to have been settled in the period the related tax expense was recorded prior to the Separation.

All significant intracompany accounts and transactions within the Company have been eliminated in the preparation of the Condensed Consolidated Financial Statements. Prior to the Separation, the Condensed Consolidated Financial Statements of the Company include assets and liabilities that have been determined to be specifically or otherwise attributable to the Company.

Risks and Uncertainties. In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19"), a global pandemic and recommended a number of restrictive measures to contain the spread. Many governments in the regions where we generate the majority of our revenue have adopted such policies, including social distancing and restrictions on businesses deemed non-essential. The Company continues to closely monitor the impact of the COVID-19 pandemic and manage the effects on its business globally as the situation continues to evolve. It is difficult to estimate at this time the duration and extent of the impact of the pandemic on the Company, financial position, cash flow and results of operations. The results of our operations and overall financial performance were impacted during the quarter ended and six months ended June 30, 2020.

Due to existing conditions and uncertainty, the Company believes that COVID-19 will have an impact on its business, cash flow and results of operations for the three months ended September 30, 2020 and likely at least for the remainder of the year ending December 31, 2020. The extent of the impact will depend largely on future developments, which are highly uncertain, including the emergence of additional information concerning the severity and/or potential resurgence of the outbreak, timing, efficacy and availability of a vaccine, actions taken by government authorities to further contain the outbreak or address its impact and its longer-term impacts on the global economy, among other factors.

Use of Estimates. We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of COVID-19 at June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of and for the quarter and six months ended June 30, 2020 resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

Note 3: Earnings per Share
On April, 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Company's common stock, par value $0.01 per share, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by UTC prior to the Separation. For the 2019 quarter and year to date calculations, these shares are treated as issued and outstanding at January 1, 2019 for purposes of calculating historical basic and diluted earnings per share.

Prior to the Separation, Otis employees participated in UTC's equity incentive plans, pursuant to which they were granted stock options, stock appreciation rights, restricted stock units, and performance-based restricted stock units. All awards granted under these plans related to UTC common shares. Upon Separation, outstanding awards held by Otis employees under UTC's equity incentive plans were converted in accordance with the EMA using the conversion ratios set forth in the EMA. Depending on whether the awards held on the Separation date were in an unvested or vested status, Otis employees either received converted awards solely in Otis based shares (unvested status) or a combination of Otis, UTC and Carrier Global Corporation ("Carrier") share based awards (vested status). Former Otis employees, and current and former legacy UTC and Carrier employees, who on the Separation date were holding outstanding UTC awards in a vested status also received a combination of Otis, UTC and Carrier awards post-spin. The conversion methodology used was calculated in accordance with the EMA and with the purpose of maintaining the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation. See Note 10, for further detail.

For the purpose of the below diluted earnings per share computation, we only included the units associated with the awards that were converted to Otis based shares. These awards were assumed to be outstanding beginning from April 3, 2020, the Separation date.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2020	2019
Net income attributable to common shareholders	$224	$308	$389	$581
Basic weighted average number of shares outstanding	433.1	433.1	433.1	433.1
Stock awards and equity units (share equivalent)	1.0	—	0.5	—
Diluted weighted average number of shares outstanding	434.1	433.1	433.6	433.1
Earnings Per Share of Common Stock:
Basic:	$0.52	$0.71	$0.90	$1.34
Diluted:	$0.52	$0.71	$0.90	$1.34

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. For the quarter and six months ended June 30, 2020, there were 9.3 million of anti-dilutive stock awards excluded from the computation.
Note 4: Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606: Revenue from Contracts with Customers.

Performance Obligations. The Company's revenue streams include new equipment, maintenance and repair and modernization (including related installation). New equipment, modernization and repair services revenue is typically recognized over time as we are enhancing an asset the customer controls. Maintenance revenue is recognized on a straight-line basis over the life of the maintenance contract.

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

Total contract assets and contract liabilities at June 30, 2020 and December 31, 2019 are as follows:

(dollars in millions)	June 30, 2020	December 31, 2019
Contract assets, current	$484	$529
Total contract assets	484	529

Contract liabilities, current	2,463	2,270
Contract liabilities, noncurrent (included within Other long-term liabilities)	28	18
Total contract liabilities	2,491	2,288
Net contract liabilities	$2,007	$1,759

Contract assets decreased by $45 million during the six months ended June 30, 2020 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $203 million during the six months ended June 30, 2020 primarily due to contract billings in excess of revenue earned. In the six months ended June 30, 2020 and 2019, we recognized revenue of $1.3 billion and $1.4 billion related to the contract liabilities as of January 1, 2020 and as of January 1, 2019, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of June 30, 2020, our total RPO was approximately $16.4 billion. Of the total RPO as of June 30, 2020, we expect approximately 90% will be recognized as sales over the following 24 months. On December 31, 2019, we had approximately $16.4 billion of remaining performance obligations, at which time we expected to recognize approximately 91% of these remaining performance obligations as sales in the next 24 months.

Note 5: Related Parties

In connection with the Separation as further described in Note 1, the Company entered into several agreements with UTC and Carrier, including a separation and distribution agreement that sets forth certain agreements with UTC and Carrier regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Carrier and Otis as part of the Separation, and when and how these transfers and assumptions occurred. Other agreements that we entered into that govern aspects of our relationship with UTC and Carrier following the Separation include:

•Transition Services Agreement. We entered into the TSA under which UTC may provide the Company with certain services and we may provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation.

•Tax Matters Agreement. We entered into the TMA with UTC and Carrier that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the TMA, Otis generally is responsible for federal, state and foreign taxes imposed on a separate return basis on Otis (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free.

•Employee Matters Agreement and Intellectual Property Agreement. We also entered into the EMA, which allocated among Otis, UTC and Carrier the liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs, and other related matters, and intellectual property agreement with UTC and Carrier in connection with the Separation.

Net Transfers from (to) UTC and Separation Transactions. In connection with the Separation, certain assets and liabilities were contributed to the Company by UTC leading up to and at the time of the Separation. During the six months ended June 30, 2020, net liabilities of $43 million were contributed to the Company by UTC, primarily consisting of deferred tax assets and liabilities and fixed assets. Prior to the Separation, these non-cash contributions were recorded as Net transfers to UTC on the

Condensed Consolidated Statements of Changes in Equity through UTC Net Investment during the quarter ended March 31, 2020.

Upon Separation, the following were recorded as Net transfers from UTC and Separation-related transactions on the Consolidated Statements of Changes in Equity through UTC Net Investment:

(dollars in millions)
Cash and cash equivalents	$220
Taxes and other	187
Total	$407

UTC paid Otis Cash and cash equivalents of $190 million in connection with the Separation Agreement, and approximately $30 million as settlement of related party receivables due from UTC to Otis as a result of a cash overdraft as of March 31, 2020.

Additionally, the Tax Cuts and Jobs Act (the "TCJA") imposed a non-recurring toll charge, paid in installments over an 8-year period, on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Under the terms of the TMA, Otis will indemnify UTC for a percentage of the toll charge installment payments due after April 3, 2020. As a result, a portion of Otis' Future income tax obligations corresponding to the toll charge has been reclassified as a contractual indemnity obligation within Other long-term liabilities on the Condensed Consolidated Balance Sheet. The TMA also provides for UTC to indemnify Otis for certain foreign tax obligations as a result of Otis' inclusion in certain foreign consolidated tax returns prior to the Separation. As a result, Otis has reflected this contractual indemnification asset within Other assets, current and the related tax obligations within Accrued liabilities on the Condensed Consolidated Balance Sheet. As a result of the Separation and the provisions of the TMA, Otis' total net tax-related liabilities on April 3, 2020 were reduced by $191 million, comprised of the following impacts to the Condensed Consolidated Balance Sheet:

(dollars in millions)	Increase (Decrease)
Assets
Other assets, current	$167
Total Current Assets	167
Future income tax benefits	(4)
Total Assets	$163

Liabilities and (Deficit) Equity
Accrued liabilities	$110
Total Current Liabilities	110
Future income tax obligations	(377)
Other long-term liabilities	239
Total Liabilities	(28)
Total Shareholders' (Deficit) Equity	191
Total (Deficit) Equity	191
Total Liabilities and (Deficit) Equity	$163

There were also $4 million of Other long-term liabilities recorded upon Separation on the Condensed Consolidated Balance Sheet.

Shared Costs. The Condensed Consolidated Financial Statements have been prepared on a standalone basis for the periods prior to the Separation on April 3, 2020, and for those periods are derived from the consolidated financial statements and accounting records of UTC. Prior to the Separation, the Company had been managed and operated in the normal course of business with other affiliates of UTC. Accordingly, for periods prior to the Separation on April 3, 2020, certain shared costs were allocated to the Company and reflected as expenses in these Condensed Consolidated Financial Statements.

Allocated centralized costs were incurred as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Allocated centralized costs	$—	$19	$16	$36

Prior to the Separation, UTC incurred significant corporate costs such as treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally included all payroll and benefit costs, as well as overhead costs related to certain functions. All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded. These expenses are primarily included in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. The future results of operations, financial position and cash flows could differ materially from the historical results presented herein. There were no allocated function service expenses and general corporate expenses for the quarter ended June 30, 2020.

Separation Costs. In connection with the Separation as further described in Note 1, we incurred Separation costs as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Separation costs	$21	$3	$53	$3

We incurred non-recurring Separation costs primarily consisting of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, TSA exit costs and other transaction-related costs to transition to being a standalone public company, which were primarily recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. Otis incurred non-recurring Separation costs of $19 million and $51 million during the quarter and six months ended June 30, 2020, respectively, which are recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

In connection with the Separation, all the unvested UTC equity awards held by Otis employees and outstanding as of the spin date were replaced by Otis equity awards in accordance with the EMA. As a result, a non-recurring true-up to the fair value of these awards was required. In addition, costs associated with retention awards related to Otis employees that were previously recorded by UTC are now recorded by Otis post-spin. This activity resulted in the recording of approximately $2 million non-recurring expense for the quarter and six months ended June 30, 2020, which is recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

Additionally, as part of the Separation, Otis entered into the TSA under which UTC may provide Otis with certain services and Otis will provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we may receive from UTC associated with the TSA run costs include, but are not limited to, information technology services, technical and engineering support, application support for operations and other support services. Otis incurred approximately $12 million of TSA run costs during, that are in addition to the non-recurring Separation costs above, for the quarter and six months ended June 30, 2020, which is recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

Cash Management and Financing. Prior to the Separation, the Company participated in UTC's centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which were operated by UTC. Cash receipts were transferred to centralized accounts, which were also maintained by UTC. As cash was received and disbursed by UTC, it was accounted for by the Company through UTC Net Investment. All short and long-term debt was financed by UTC prior to the issuance of the notes and the term loan in connection with the Separation, and the financing decisions for wholly and majority owned subsidiaries were determined by UTC. The Company's cash that was not included in the centralized cash management and financing programs was classified as Cash and cash equivalents on the Condensed Consolidated Balance Sheets as of December 31, 2019.

Long-Term Debt, Accounts Receivable and Accounts Payable. Certain related party transactions between the Company and UTC have been included within UTC Net Investment on the Condensed Consolidated Balance Sheets in the historical periods presented. The UTC Net Investment includes related party receivables due from UTC and its affiliates of $7.7 billion as of December 31, 2019. The UTC Net Investment includes related party payables due to UTC and its affiliates of $750 million as of December 31, 2019, which primarily related to centralized cash management and financing programs. The UTC Net Investment includes related party debt due to UTC and its affiliates of $100 million as of December 31, 2019. The total effect of the settlement of these related party transactions is reflected as a financing activity on the Condensed Consolidated Statements of Cash Flows.

Guarantees. Prior to the Separation, UTC provided parent guarantees to certain customers or other third parties regarding the product performance obligations of Otis under certain installation and long-term maintenance contracts, as well as parent guarantees on behalf of Otis to guarantee ordinary course of business performance obligations as required by certain Otis customers and banks to support credit facilities to Otis' affiliates. At December 31, 2019, the total outstanding parent guarantees were approximately $1.8 billion and have since been terminated in connection with the Separation.

UTC provided parent guarantees of Otis' long-term debt, which terminated upon Separation.
Note 6: Accounts Receivable, Net

Adoption of Credit Loss Standard

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the Credit Loss Standard) modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments including trade receivables, contract assets, long term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information and current conditions through a reasonable forecast period. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash after-tax adjustment to retained earnings as of January 1, 2020 was recorded in the amount of approximately $25 million.

We are exposed to credit losses primarily through our net sales of products and services to our customers which are recorded as Accounts Receivable, net on the Condensed Consolidated Balance Sheet. We evaluate each customer's ability to pay through assessing customer creditworthiness, historical experience and current economic conditions through a reasonable forecast period. Factors considered in our evaluation of assessing collectability and risk include: underlying value of any collateral or security interests, significant past due balances, historical losses and existing economic conditions including country and political risk. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses. We may require collateral or prepayment to mitigate credit risk.

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

Accounts receivable, net consisted of the following at June 30, 2020 and December 31, 2019:

(dollars in millions)	June 30, 2020	December 31, 2019
Trade receivables	$2,788	$2,723
Unbilled receivables	118	108
Miscellaneous receivables	99	113
	3,005	2,944
Less: allowance for expected credit losses [1]	140	83
Balance	$2,865	$2,861

1 Prior to January 1, 2020 allowances for doubtful accounts were recorded when accounts receivable were determined to be uncollectible.

The changes in allowance for credit losses related to Accounts receivable, net for the six months ended June 30, 2020 are as follows:

(dollars in millions)	June 30, 2020
Balance as of January 1	$83
Impact of credit standard adoption	28
Current period provision for expected credit losses	13
Write-offs charged against the allowance for expected credit losses	(6)
Other	22
Balance as of June 30	$140

For the quarter ended June 30, 2020, there was approximately $22 million of previously reserved balances moved into allowance for credit losses. As a result, there was no impact to the Consolidated Statements of Operations for the quarter and six months ended June 30, 2020.
Note 7: Inventories, net

(dollars in millions)	June 30, 2020	December 31, 2019
Raw materials and work-in-process	$117	$103
Finished goods	512	468
Total	$629	$571

Raw materials, work-in-process and finished goods are net of valuation reserves of $108 million and $103 million as of June 30, 2020 and December 31, 2019, respectively.

Note 8: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses, net of cash acquired, totaled $16 million and $32 million in the six months ended June 30, 2020 and 2019, respectively. The acquisitions consisted of a number of individually immaterial acquisitions in our Service segment. Transaction costs incurred were not considered significant.

In the quarter and six months ended June 30, 2019, Otis recorded a pre-tax loss on the expected sale of a business of $19 million within Other income (expense), net on the Condensed Consolidated Statement of Operations. There were no significant disposals of businesses for the quarter and six months ended June 30, 2020.

Goodwill. Changes in our Goodwill balances during the six months ended June 30, 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2020
New Equipment	$337	$—	$(3)	$334
Service	1,310	6	(11)	1,305
Total	$1,647	$6	$(14)	$1,639

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,070	$(1,630)	$2,069	$(1,598)
Patents, trademarks/trade names	21	(15)	21	(15)
Customer relationships and other	46	(41)	46	(40)
	2,137	(1,686)	2,136	(1,653)
Unamortized:
Trademarks and other	7	—	7	—
Total	$2,144	$(1,686)	$2,143	$(1,653)

Amortization of intangible assets for the quarter and six months ended June 30, 2020 was $23 million and $45 million, respectively, compared with $25 million and $49 million for the same periods of 2019.

Note 9: Borrowings and Lines of Credit

(dollars in millions)	June 30, 2020	December 31, 2019
Commercial paper	$—	$—
Other borrowings	33	34
Total short-term borrowings	$33	$34

During the quarter ended March 31, 2020, we entered into a $1.5 billion unsecured, unsubordinated commercial paper program that became available on April 3, 2020. We plan to use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the United States ("U.S.").

During the quarter ended March 31, 2020, we entered into a credit agreement providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, effective as of April 3, 2020, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of June 30, 2020, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

On February 10, 2020, the Company entered into a term loan credit agreement providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility (the "term loan"). On March 27, 2020, the Company drew on the full amount of the term loan.

Additionally, on February 27, 2020, we issued $5.3 billion unsecured, unsubordinated notes.

The net proceeds of the term loans and the notes described above of approximately $6.3 billion in the aggregate were distributed to UTC during the quarter ended March 31, 2020.

The revolving credit agreement, term loan credit agreement and indenture contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Company's and its subsidiaries’ ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement and the term loan credit agreement require that we maintain a maximum consolidated leverage ratio as defined in the agreements, commencing with the test period ending September 30, 2020. The revolving credit agreement, term loan credit agreement and indenture also contain events of default customary for financings of these types.

Long-term debt as of June 30, 2020 and December 31, 2019 consisted of the following:

(dollars in millions)	June 30, 2020	December 31, 2019
LIBOR plus 112.5 bps term loan due 2023 [2,4]	$1,000	$—
LIBOR plus 45 bps floating rate notes due 2023 [1,3]	500	—
2.056% notes due 2025 [3]	1,300	—
2.293% notes due 2027 [3]	500	—
2.565% notes due 2030 [3]	1,500	—
3.112% notes due 2040 [3]	750	—
3.362% notes due 2050 [3]	750	—
Other (including finance leases)	6	5
Total principal long-term debt	$6,306	$5
Other (discounts and debt issuance costs)	(46)	—
Total long-term debt	$6,260	$5
Less: current portion	—	—
Long-term debt, net of current portion	$6,260	$5
1 The three-month LIBOR rate at June 30, 2020 was approximately 0.30%.
2 The six-month LIBOR rate at June 30, 2020 was approximately 0.37%.
3 On February 27, 2020, we issued $5.3 billion of unsecured, unsubordinated notes. We may redeem these notes at our option pursuant to their terms.
4 On March 27, 2020, we drew down $1.0 billion of our unsecured, unsubordinated term loan.

We recorded approximately $47 million of debt issuance costs related to the notes. Debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The unamortized debt issuance costs at June 30, 2020 is approximately $46 million.

We had no debt payments during the quarter ended June 30, 2020. The average maturity of our long-term debt at June 30, 2020 is approximately 10.3 years. The average interest expense rate on our total borrowings for the quarter and six months ended June 30, 2020 is approximately 2.5%. The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(dollars in millions)
2020	$—
2021	2
2022	2
2023	1,501
2024	1
Thereafter	4,800
Total	$6,306
Note 10: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Defined benefit plans	$10	$8	$20	$18
Defined contribution plans	14	10	30	21
Multi-employer pension plans	36	40	73	78

The following table illustrates the components of net periodic benefit cost for our defined benefit pension plans:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Service cost	$10	$9	$20	$17
Interest cost	4	6	8	11
Expected return on plan assets	(6)	(6)	(13)	(12)
Amortization of prior service credit	—	—	—	(1)
Recognized actuarial net loss	3	2	7	5
Net settlement and curtailment loss	—	—	—	1
Total net periodic benefit cost	$11	$11	$22	$21

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health and life benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and six months ended June 30, 2020 and 2019, respectively.

UTC Sponsored Defined Benefit Plans. Defined benefit pension and postretirement benefit plans sponsored by UTC have been accounted for as multi-employer plans in these Condensed Consolidated Financial Statements, in accordance with FASB ASC Topic 715-30: Defined Benefit Plans – Pension and FASB ASC Topic 715-60: Defined Benefit Plans – Other Postretirement. FASB ASC Topic 715: Compensation-Retirement Benefits provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. Therefore, no assets or liabilities related to these plans have been included on the Condensed Consolidated Balance Sheets.

These pension and post retirement expenses were allocated to the Company and reported in Cost of products and services sold, Selling, general and administrative and Non-service pension benefit on the Condensed Consolidated Statements of Operations. The Company's participation in the defined pension and postretirement benefit plans sponsored by UTC concluded upon the completion of the Separation on April 3, 2020. The amounts for pension and retirement expenses for the quarter and six months ended June 30, 2020 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Service cost	$—	$3	$1	$7
Non-service pension benefit	—	(12)	(5)	(25)
Total	$—	$(9)	$(4)	$(18)

Stock-based Compensation. Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by UTC. The UTC stock-based compensation plans included various types of market and performance-based incentive awards, including stock options, stock appreciation rights, restricted stock units, and performance-based share units. All awards granted under the plans were based on the UTC common shares, and only the activity attributable to Otis employees from these awards is reflected in the accompanying Condensed Consolidated Financial Statements for the quarter and six months ended June 30, 2020.

In conjunction with the Separation, the Company adopted the 2020 Long-Term Incentive Plan (the "Plan"). The Plan became effective on April 3, 2020. A total of 45 million shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted share unit awards, stock appreciation rights, stock options, and performance-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted share units held for more than one year may become vested and exercisable (if applicable), subject to certain terms and conditions. Awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year, remain eligible to vest based on actual performance relative to target metrics.

In conjunction with the Separation, and in accordance with the EMA, the Company's employees with outstanding former UTC stock-based awards received replacement stock-based awards under the Plan at Separation. The value of the replaced stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. The incremental expense incurred by the Company was not material. As of June 30, 2020, approximately 28 million shares remain available for awards under the 2020 Plan.

Stock-based Compensation Expense

We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Condensed Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest. For the first three months of the six months ended June 30, 2020, stock-based compensation expense includes expense attributable to Otis, which is based on the awards and terms previously granted under the UTC incentive compensation plan to Otis employees. Accordingly, the amounts presented for the six months ended June 30, 2020 and 2019 are not necessarily indicative of future awards and do not necessarily reflect the results that Otis would have experienced as an independent, publicly-traded company.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Stock-based compensation expense (Share Based)*	$15	$9	$27	$16
Stock-based compensation expense (Cash Based)	$1	$1	$(7)	$3
Total gross stock-based compensation expense	$16	$10	$20	$19
Less: future tax benefit	$2	$1	$4	$2
Stock-based compensation expense, net of tax	$14	$9	$16	$17

*Includes Directors compensation of approximately $2 million in 2020

As of June 30, 2020, there was approximately $96 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.5 years.

A summary of the transactions under the new Otis Plan for the six months ended June 30, 2020 follows:

	Stock Appreciation Rights		Restricted Share Units		Performance Share Units		Stock Options
(shares in thousands)	Shares	Average Price*	Shares	Average Price**	Shares	Average Price**	Shares	Average Price**
Outstanding at:
March 31, 2020	—	$—	—	$—	—	$—	—	$—
Converted from UTC[1]	12,782	60.16	1,376	68.22	38	67.53	520	53.99
Granted[2]	171	51.81	564	53.70	—	—	—	—
Exercised / Earned[2]	—	—	(73)	57.62	(1)	66.96	—	—
Cancelled	(19)	75.53	(5)	69.81	—	—	—	—
June 30, 2020	12,934	$60.02	1,862	$64.23	37	$67.52	520	$53.99

*weighted-average grant price
**weighted-average grant fair value
1 Converted shares include Carrier and Legacy UTC employees receiving Otis awards on spin
2 Includes annual retainer awards issued to the Board of Directors

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable at June 30, 2020:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options/Stock Appreciation Rights	13,231	$59.57	$46	5.9 years	8,564	$53.27	$45	4.3 years
Performance Share Units/Restricted Stock	1,795	—	$102	2.2 years	—	—	—	—
*weighted-average grant price per share
**weighted-average contractual remaining term in years
Note 11: Accumulated Other Comprehensive Loss

A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2020 and 2019 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2020
Balance at March 31, 2020	$(704)	$(166)	$8	$(862)
Other comprehensive income (loss) before reclassifications, net	28	(1)	(12)	15
Amounts reclassified, pre-tax	—	3	—	3
Tax expense reclassified	—	1	—	1
Balance at June 30, 2020	$(676)	$(163)	$(4)	$(843)

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive (loss) income before reclassifications, net	(88)	(1)	(1)	(90)
Amounts reclassified, pre-tax	—	7	—	7
Tax benefit reclassified	—	(2)	—	(2)
Balance at June 30, 2020	$(676)	$(163)	$(4)	$(843)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2019
Balance at March 31, 2019	$(537)	$(157)	$—	$(694)
Other comprehensive (loss) income before reclassifications, net	(41)	4	(2)	(39)
Amounts reclassified, pre-tax	—	3	—	3
Tax benefit reclassified	—	(4)	—	(4)
Balance at June 30, 2019	$(578)	$(154)	$(2)	$(734)

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(573)	$(135)	$—	$(708)
Other comprehensive (loss) income before reclassifications, net	(5)	(24)	(2)	(31)
Amounts reclassified, pre-tax	—	5	—	5
Balance at June 30, 2019	$(578)	$(154)	$(2)	$(734)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 10 – Employee Benefit Plans for additional information.
Note 12: Income Taxes

The change in the effective tax rate for the quarter and six months ended June 30, 2020 is primarily the result of the tax impact of non-recurring Separation-related costs and a fixed asset impairment loss incurred during the quarter ended March 31, 2020.
The Company conducts business globally and, as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, Mexico, South Korea, Spain, the United Kingdom, and the United States. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 2009.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a range of a $10 million net increase to a $360 million net reduction of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals or in the courts. See Note 17, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 13: Restructuring Costs
During the quarters ended June 30, 2020 and 2019, we recorded pre-tax restructuring costs totaling $20 million and $15 million, respectively, and during the six months ended June 30, 2020 and 2019, we recorded pre-tax restructuring costs totaling $26 million and $40 million, respectively, for new and ongoing restructuring actions. For the six months ended June 30, 2020 we recorded pre-tax restructuring costs of $23 million related to 2020 actions and $3 million of costs related to 2019 actions. We recorded these charges as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Cost of products and services sold	$10	$8	$10	$16
Selling, general & administrative	10	7	16	24
Total	$20	$15	$26	$40

2020 Actions. During the six months ended June 30, 2020, we recorded pre-tax restructuring costs of $23 million comprised of $10 million in Cost of products and services sold and $13 million in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The 2020 actions relate to ongoing cost reduction efforts, including workforce reductions.

We are targeting to complete in 2020 and 2021 the majority of remaining restructuring actions initiated in 2020. The following table summarizes the accrual balance and utilization for the 2020 restructuring actions for the quarter and six months ended June 30, 2020:

(dollars in millions)	Severance	Facility Exit, Lease Termination & Other Costs	Total
Quarter Ended June 30, 2020
Restructuring accruals at April 1, 2020	$3	$—	$3
Net pre-tax restructuring costs	19	—	19
Utilization, foreign exchange and other costs	(6)	—	(6)
Balance at June 30, 2020	$16	$—	$16

Six Months Ended June 30, 2020
Restructuring accruals at January 1, 2020	$—	$—	$—
Net pre-tax restructuring costs	23	—	23
Utilization, foreign exchange and other costs	(7)	—	(7)
Balance at June 30, 2020	$16	$—	$16

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2020	Costs Incurred Quarter Ended June 30, 2020	Remaining Costs at June 30, 2020
Total restructuring	$51	$(4)	$(19)	$28

2019 Actions. During the six months ended June 30, 2020, we recorded pre-tax restructuring costs totaling $3 million for restructuring actions initiated in 2019, primarily included in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions.

We are targeting to complete in 2020 and 2021 the majority of remaining restructuring actions initiated in 2019. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions for the quarter and six months ended June 30, 2020:

(dollars in millions)	Severance	Facility Exit, Lease Termination & Other Costs	Total
Quarter Ended June 30, 2020
Restructuring accruals at April 1, 2020	$12	$—	$12
Net pre-tax restructuring costs	1	—	1
Utilization, foreign exchange and other costs	(3)	—	(3)
Balance at June 30, 2020	$10	$—	$10

Six Months Ended June 30, 2020
Restructuring accruals at January 1, 2020	$16	$—	$16
Net pre-tax restructuring costs	3	—	3
Utilization, foreign exchange and other costs	(9)	—	(9)
Balance at June 30, 2020	$10	$—	$10

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions:

(dollars in millions)	Expected Costs	Cost incurred during 2019	Costs Incurred Quarter ended March 31, 2020	Costs Incurred Quarter ended June 30, 2020	Remaining costs at June 30, 2020
Total restructuring	$58	$(45)	$(2)	$(1)	$10

2018 and Prior Actions. During the six months ended June 30, 2020, no pre-tax restructuring costs were recorded for restructuring actions initiated in 2018 and prior.

Note 14: Financial Instruments
We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under ASC 820. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We may use derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency and interest rate exposures.

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $2.8 billion at June 30, 2020.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of June 30, 2020 and December 31, 2019:

(dollars in millions)	Balance Sheet Classification	June 30, 2020	December 31, 2019
Derivatives designated as Cash flow hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$3	$—
	Other assets	1	—
	Total asset derivatives	$4	$—
	Liability Derivatives:
	Accrued liabilities	$(6)	$(1)
	Other long-term liabilities	(2)	—
	Total liability derivatives	$(8)	$(1)
Derivatives not designated as Cash flow hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$11	$8
	Other assets	2	2
	Total asset derivatives	$13	$10
	Liability Derivatives:
	Accrued liabilities	(20)	(4)
	Other long-term liabilities	—	—
	Total liability derivatives	$(20)	$(4)

The effect of cash flow hedging relationships on Accumulated other comprehensive loss for the quarters and six months ended June 30, 2020 and 2019 are presented in the table below. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are recorded as a component of Cost of products sold on the Condensed Consolidated Statements of Operations when reclassified from accumulated other comprehensive loss and was immaterial for the quarters and six months ended June 30, 2020 and 2019, respectively.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Loss recorded in Accumulated other comprehensive loss	$(12)	$(2)	$(1)	$(2)

The Company utilizes the critical terms match method in assessing firm commitment derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a $2 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2020, all derivative contracts accounted for as cash flow hedges will mature by May 2024.

The effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Foreign exchange contracts	$1	$(1)	$2	$(4)

Note 15: Fair Value Measurements
In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$51	$51	$—	$—
Derivative assets	17	—	17	—
Derivative liabilities	(28)	—	(28)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$3	$3	$—	$—
Derivative assets	9	—	9	—
Derivative liabilities	(5)	—	(5)	—

Valuation Techniques. Our equity securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. The fair value gains or losses related to our equity securities are recorded through net income. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Our notes are measured at fair value using closing bond prices from active markets. Our term loan is measured at fair value using external interest rates and market conditions to derive a market interest rate.
As of June 30, 2020, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$61	$61	$62	$62
Customer financing notes receivable	88	88	62	62
Short-term borrowings	(33)	(33)	(34)	(34)
Long-term debt (excluding leases and other)	(6,300)	(6,516)	—	—
Long-term liabilities	(253)	(244)	(4)	(4)
Long-term liabilities as of June 30, 2020 includes $239 million of payables to UTC for reimbursement of tax payments UTC is responsible to pay after the Separation as a result of the TMA.

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019:

	June 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$61	$—	$61	$—
Customer financing notes receivable	88	—	88	—
Short-term borrowings	(33)	—	(33)	—
Long-term debt (excluding leases and other)	(6,516)	—	(6,516)
Long-term liabilities	(244)	—	(244)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$62	$—	$62	$—
Customer financing notes receivable	62	—	62	—
Short-term borrowings	(34)	—	(34)	—
Long-term liabilities	(4)	—	(4)	—
Note 16: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the six months ended June 30, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$27	$47
Warranties	8	3
Settlements made	(7)	(9)
Other	(1)	(4)
Balance as of June 30	$27	$37

The Company provides certain financial guarantees to third parties. As of June 30, 2020, Otis has stand-by letters of credit with maximum potential payment totaling $139 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of June 30, 2020, Otis has determined there are no estimated costs probable under these guarantees.
Note 17: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million at the quarters ended June 30, 2020 and December 31, 2019, respectively and is included in Accrued liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $241 million as of June 30, 2020) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $132 million as of June 30, 2020). On August 3, 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing on July 24, 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. Pursuant to the TMA, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $50 million as of June 30, 2020), net of payments and other deductions, included within Other long-term liabilities on the Condensed Consolidated Balance Sheet at June 30, 2020. In the event that UTC and Otis prevail in this matter, any recoveries would be allocated between UTC and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of and for the periods ended June 30, 2020 and December 31, 2019.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $24 million to $45 million. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $24 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. Amounts are on a pre-tax basis, not discounted, and excludes the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $5 million, which is included in Other assets on our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

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

As previously disclosed, in the ordinary course of business, the Company is also routinely a defendant in, party to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Note 18: Segment Financial Data

Our operations are classified into two operating segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators as well as escalators and moving walkways to customers in the residential and commercial building and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators. The operating segments are generally based on the management structure of the Company, how management allocates resources, assesses performance and makes strategic and operational decisions.

Segment Information. Segment information for the quarters ended June 30, 2020 and 2019 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$1,294	$1,500	$79	$138	6.1%	9.2%
Service	1,735	1,851	381	388	22.0%	21.0%
Total segments	3,029	3,351	460	526	15.2%	15.7%
General corporate expenses and other	—	—	(44)	(45)
Total	$3,029	$3,351	$416	$481	13.7%	14.4%

Segment Information. Segment information for the six months ended June 30, 2020 and 2019 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$2,417	$2,771	$143	$197	5.9%	7.1%
Service	3,578	3,681	781	774	21.8%	21.0%
Total segments	5,995	6,452	924	971	15.4%	15.0%
General corporate expenses and other[1]	—	—	(179)	(75)
Total	$5,995	$6,452	$745	$896	12.4%	13.9%

1 The increase in general corporate expenses and other during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily driven by a fixed asset impairment charge and related costs of approximately $67 million, as well as non-recurring Separation-related costs of $53 million and incremental standalone public company costs.

Total assets are not presented for each segment as they are not presented to or reviewed by the Chief Operating Decision Maker ("CODM").

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and six months ended June 30, 2020 and 2019.

	External Net Sales
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
United States Operations	$805	$907	$1,695	$1,824
International Operations
China	613	590	933	966
Other	1,611	1,854	3,367	3,662
Total	$3,029	$3,351	$5,995	$6,452

Segment Net sales disaggregated by product and service type for the quarters and six months ended June 30, 2020 and 2019 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Disaggregated Net sales by type
New Equipment	$1,294	$1,500	$2,417	$2,771

Maintenance and Repair	1,423	1,522	2,933	3,029
Modernization	312	329	645	652
Total Service	1,735	1,851	3,578	3,681
Total	$3,029	$3,351	$5,995	$6,452

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and six months ended June 30, 2020 and 2019.
Note 19: Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash after-tax adjustment to retained earnings as of January 1, 2020 was recorded, as discussed further in Note 6, Account Receivables, Net.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard effective January 1, 2020. The adoption of this ASU did not have a significant impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard includes updates to the disclosure requirements for defined benefit plans including several additions, deletions and modifications to the disclosure requirements. The provisions of this ASU are effective for years ending after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2020. The adoption of this ASU did not have a significant impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2019. The Company adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this update for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not having a variable interest through their decision-making arrangements. These amendments also will create alignment between determining whether a decision making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a Variable Interest Entity ("VIE"). If fewer decision-making fees are considered variable interests, the focus on determining which party within a related party group under common control may have a controlling financial interest will be shifted to the variable interest holders in the group with more significant economic interests. This will significantly reduce the risk that decision makers with insignificant direct and indirect interests could be deemed the primary beneficiary of a VIE. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this ASU on our Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. We are currently evaluating the impact of adopting this standard but do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of June 30, 2020, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Company as of December 31, 2019, and the related combined statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 7, 2020, we expressed an unqualified opinion on those combined financial statements. As discussed in Note 2 to the accompanying condensed consolidated interim financial information, the Company completed its separation, became an independent public company and has reflected the effects of the separation, reporting the historical results of the Company as a standalone company. The accompanying December 31, 2019 condensed consolidated balance sheet reflects this change.

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

Hartford, Connecticut
July 31, 2020

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
Separation from United Technologies Corporation
On April 3, 2020, the Separation was completed through the distribution of 100% of the outstanding common stock of Otis to holders of UTC common stock as of the close of business on the record date of March 19, 2020. UTC distributed 433,079,455 shares of Otis' common stock, par value $0.01 per share in the Distribution, which was effective at 12:01 a.m. Eastern Time, on April 3, 2020. As a result of the Distribution, UTC shareholders of record received 0.5 shares of Otis' common stock for every share of UTC common stock. As a result of the Distribution, Otis became an independent, publicly- traded company and its common stock is listed under the symbol "OTIS" on the NYSE.

Prior to the Separation on April 3, 2020, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of UTC. For the period subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

As a result of the Separation during the six month period ended June 30, 2020, we have incurred and expect to continue to incur non-recurring Separation-related costs consisting primarily of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, equity award conversations, tax-related items and other transaction-related costs. Additionally, we will incur increased costs as a result of becoming an independent, publicly-traded company, primarily from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, internal audit, risk management, stock-based compensation programs, accounting and financial reporting, investor relations, governance, legal, procurement and other services. We believe our cash flows from operations will be sufficient to fund these additional corporate expenses.

We entered into a transition services agreement with UTC and Carrier on April 2, 2020, in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. For additional discussion, see “Certain Relationships and Related Party Transactions,” in our Form 10.

As costs for these services historically were included in the Company's operating results through expense allocations from UTC, the costs associated with the TSA have not been and are not expected to be materially different and, therefore, we do not expect such costs to materially affect our results of operations or cash flows after becoming a standalone company.

In connection with the Separation, we entered into the TMA with UTC and Carrier on April 2, 2020, that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters).

Subject to certain exceptions set forth in the TMA, the Company generally is responsible for federal, state and foreign taxes imposed on a separate return basis on the Company (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution.

The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on each of Otis and Carrier during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free.

On December 22, 2017, the TCJA was enacted which significantly changed U.S. tax law. This new legislation imposed a one-time toll charge, paid in installments over an 8-year period, on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Under the terms of the TMA, Otis will indemnify UTC for a percentage of the toll charge installment payments due after April 3, 2020. As a result, a portion of the future income tax obligations corresponding to the toll charge has been reclassified as a contractual indemnity obligation within Other long-term liabilities on the Condensed Consolidated Balance Sheet. For additional discussion, see “Certain Relationships and Related Party Transactions,” in our Form 10.

In connection with the Separation, we entered into an EMA and Intellectual Property Agreement with UTC and Carrier on April 2, 2020. These agreements are not expected to have a material impact on the financial results of Otis. For additional discussion see "Certain Relationships and Related Party Transactions" in the Form 10.

Impact of COVID-19 on our Company

A novel strain of coronavirus (“COVID-19”) has spread throughout the world, resulting in widespread travel restrictions and extended shutdowns of non-essential businesses. We continue to provide critical maintenance and repair services, however this pandemic has impacted our business, and is expected to continue to impact our business, as limitations remain in force globally.

The results of our operations and overall financial performance were impacted during the quarter ended and six month period ended June 30, 2020. The broader implications of COVID-19 on our results of operations, including net sales and overall financial performance remain uncertain, however we anticipate it will negatively impact our business during the quarter ended September 30, 2020 and at least the remainder of 2020. Our business has been impacted as a result of the following:

•Customer liquidity constraints and related credit reserves
•Temporary closure or reduced capacity of our factory operations and those of our suppliers
•New equipment job site closures
•Cancellations or delays of customer orders
•Challenges in accessing units to provide maintenance and repair services
•Customer demand impacting our new equipment, maintenance, modernization and repair businesses

We currently do not expect any significant impact to our capital and financial resources, including our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets. We are focused on navigating these challenges presented by COVID-19 by preserving our liquidity and managing our cash flow by taking the necessary measures to meet our short-term liquidity needs. Our cost containment actions have included, and could include in the future, but are not limited to, reducing our discretionary spending, reducing payroll costs and restructuring.

See the Liquidity and Financial Condition section for further detail.

We also do not anticipate any material impairments to our goodwill, intangible asset and long-lived asset balances.

See Part I, Item 1A,"Risk Factors" below for further discussion.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the Condensed Consolidated Financial Statements, or are the most sensitive to change due to outside factors, are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in our Form 10. Except as disclosed in Note 6 and Note 19 to our Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net sales	$3,029	$3,351	$5,995	$6,452
Percentage change year-over-year	(9.6)%		(7.1)%
The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and six months ended June 30, 2020 are as follows:

	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Organic volume	(6.5)%	(4.4)%
Foreign currency translation	(2.6)%	(2.3)%
Acquisitions and divestitures, net	(0.5)%	(0.4)%
Total % change	(9.6)%	(7.1)%

The Organic volume decrease of (6.5)% for the quarter ended June 30, 2020 was driven by a decrease in organic sales of (10.4)% in the New Equipment segment and (3.3)% in the Service segment.

The Organic volume decrease of (4.4)% for the six months ended June 30, 2020 was driven by a decrease in organic sales of (10.1)% in the New Equipment segment with organic sales in the Service segment remaining flat at (0.1)%.

See "Segment Review" below for a discussion of Net sales by segment.
Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Total cost of products and services sold	$2,138	$2,367	$4,207	$4,567
Percentage change year-over-year	(9.7)%		(7.9)%

The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2020 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Organic volume	(6.3)%	(4.8)%
Foreign currency translation	(2.9)%	(2.4)%
Acquisitions and divestitures, net	(0.6)%	(0.6)%
Restructuring	0.1%	(0.1)%
Total % change	(9.7)%	(7.9)%

The organic decrease in total cost of products and services sold for the quarter and six months ended June 30, 2020 was primarily driven by the organic sales decrease noted above.
Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Gross margin	$891	$984	$1,788	$1,885
Gross margin percentage	29.4%	29.4%	29.8%	29.2%

Gross margin remained consistent for the quarter ended June 30, 2020 when compared to the same period for 2019, primarily driven by an increase in the Service margin rate and overall segment mix, partially offset by a decrease in the New Equipment margin rate.

Gross margin increased 60 basis points for the six months ended June 30, 2020 when compared to the same period for 2019, primarily driven by an increase in the Service margin rate and overall segment mix.

See the Segment Review below for discussion of operating results by segment.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Research and development	$37	$40	$75	$79
Percentage of Net sales	1.2%	1.2%	1.3%	1.2%

Research and development spending decreased approximately $3 million for the quarter ended June 30, 2020 and decreased $4 million for the six months ended June 30, 2020 compared to the same periods in 2019 as a result of cost containment actions taken in the current year and remained consistent as a percentage of Net sales for both periods. We continue to fund our strategic investment projects and focus on our commitment to Internet of Things technology developing the next generation of connected elevators and escalators.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Selling, general and administrative	$441	$444	$906	$885
Percentage of Net sales	14.6%	13.2%	15.1%	13.7%

Selling, general and administrative expenses remained relatively consistent for the quarter ended June 30, 2020 when compared to the same period in 2019. Lower employment costs and lower discretionary spending, including cost containment actions taken in response to COVID-19, in addition to the absence of corporate allocations from UTC were partially offset by non-recurring Separation-related costs and incremental standalone public company costs. Selling, general and administrative expenses increased as a percentage of Net sales during the quarter ended June 30, 2020, primarily driven by the increase in non-recurring Separation-related costs, incremental standalone public company costs and lower Net sales in 2020.

Selling, general and administrative expenses increased $21 million, or 2.4%, for the six months ended June 30, 2020 when compared to the same period in 2019. Lower employment costs and lower discretionary spending, including cost containment actions taken in response to COVID-19, in addition to the absence of corporate allocations from UTC were more than offset by non-recurring separation costs and incremental standalone public company costs. Selling, general and administrative expenses increased as a percentage of Net sales during the six months ended June 30, 2020, primarily driven by the increase in non-recurring Separation costs, incremental standalone public company costs and lower Net sales in 2020.

We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. For further discussion, see “Restructuring Costs” below and Note 13 in the Notes to the Condensed Consolidated Financial Statements.

Restructuring Costs

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Restructuring costs	$26	$40

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and to a lesser degree, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations. We continue to closely monitor the economic environment, especially in light of the economic impact of COVID-19, and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions. Total Restructuring costs were $26 million for the six months ended June 30, 2020 and included $23 million of costs related to 2020 actions and $3 million of costs related to 2019 actions.

2020 Actions. During the six months ended June 30, 2020, we recorded net pre-tax restructuring charges of $23 million relating to ongoing cost reduction actions initiated in 2020. We are targeting to complete in 2020 and 2021 the majority of the remaining workforce cost reduction actions initiated in 2020. Approximately 85% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2020, we had cash outflows of approximately $7 million related to the 2020 actions. We expect recurring pre-tax savings in continuing operations to increase to approximately $34 million annually over the two-year period subsequent to initiating the actions.

2019 Actions. During the six months ended June 30, 2020 and 2019, we recorded net pre-tax restructuring charges of $3 million and $34 million, respectively, for actions initiated in 2019. We are targeting to complete in 2020 the majority of the remaining workforce cost reduction actions initiated in 2019. Approximately 94% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2020, we had cash outflows of approximately $9 million related to the 2019 actions. We expect to incur additional restructuring charges of $12 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period after initiating the actions to be approximately $45 million annually, of which approximately $16 million was realized during the six months ended June 30, 2020.

In addition, we recorded net pre-tax restructuring costs totaling $0 and $6 million in the six months ended June 30, 2020 and 2019, respectively, for restructuring actions initiated in 2018 and prior. For additional discussion of restructuring, see Note 13 to the Condensed Consolidated Financial Statements.

Other (Expense) Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Other (expense) income, net	$3	$(19)	$(62)	$(25)

Other (expense) income, net primarily includes the impact of changes in the fair value and settlement of embedded and foreign exchange derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments and certain other operating items. The quarter-over-quarter decrease in Other (expense) income, net of $(22) million for the quarter ended June 30, 2020 when compared to the same period in 2019 is primarily driven by the prior year loss on the expected sale of a business of approximately $(19) million. The remaining activity for the quarter ended June 30, 2020 when compared to the same period in 2019 remained relatively consistent.

The year-over-year increase in Other (expense) income, net of $(37) million for the six months ended June 30, 2020 when compared to the same period in 2019 is partially driven by a fixed asset impairment of approximately $(55) million and related license costs of approximately $(12) million. These were partially offset by favorable mark-to-market adjustments on foreign currency derivatives and firm commitment derivatives of approximately $20 million, as well as absence of the the loss on the expected sale of a business of approximately $(19) million included in the 2019 results.

Interest Expense (Income), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Interest expense (income), net	$41	$(3)	$46	$(2)

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income primarily related to interest earned on cash balances, short-term investments and related party activity between Otis and UTC in the prior year.

The increase in Interest expense (income), net in the quarter and six months ended June 30, 2020 compared to the same periods in 2019 was primarily driven by approximately $42 million of interest expense on our external debt for the quarter ended June 30, 2020 and $56 million for the six months ended June 30, 2020. The interest expense recognized for the six months ended June 30, 2020 was partially offset by higher interest income earned on short-term investments when compared to the same period in 2019.

The average interest rate on our external debt for the quarter and six months ended June 30, 2020 is approximately 2.5%.

For additional discussion of borrowings, see Note 9 to the Condensed Consolidated Financial Statements.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective tax rate	29.1%	28.9%	33.4%	29.1%

The change in the effective tax rate for the quarter and six months ended June 30, 2020 is primarily the result of the tax impact on non-recurring Separation-related costs and a fixed asset impairment loss incurred for the quarter ended March 31, 2020.

The Company will continue to review and incorporate as necessary TCJA changes related to forthcoming U.S. Treasury Regulations.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 12 to the Condensed Consolidated Financial Statements.
Noncontrolling Interest in Subsidiaries' Earnings

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Noncontrolling interest in subsidiaries' earnings	$41	$44	$78	$71

Noncontrolling interest in subsidiaries' earnings decreased for the quarter ended June 30, 2020 in comparison to the same period in 2019 primarily due to a decrease in net income from subsidiaries with noncontrolling interests.

Noncontrolling interest in subsidiaries' earnings increased for the six months ended June 30, 2020 in comparison to the same period in 2019 was primarily due to an increase in net income from subsidiaries with noncontrolling interests.

There was no other significant activity for the quarter and six months ended June 30, 2020.

Net Income Attributable to common shareholders

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income attributable to common shareholders	$224	$308	$389	$581
Diluted earnings per share from operations	$0.52	$0.71	$0.90	$1.34

Net income attributable to common shareholders for the quarter ended June 30, 2020 includes restructuring charges, net of a tax benefit, of $15 million ($20 million pre-tax), as well as charges relating to significant non-operational and/or nonrecurring items, net of a tax benefit, of approximately $5 million ($21 million pre-tax) which include the non-recurring Separation-related costs and a non-recurring tax benefit of $13 million related to the Separation. These restructuring charges, non-operational and/or nonrecurring items and incremental standalone public company costs were contributors to lower Net income attributable to common shareholders for the quarter ended June 30, 2020 when compared to the same period in 2019. The effects of the above resulted in an impact of $0.04 on diluted earnings per share for the quarter ended June 30, 2020.

Net income attributable to common shareholders for the quarter ended June 30, 2019 includes restructuring charges, net of a tax benefit, of $12 million ($15 million pre-tax) as well as charges relating to significant non-operational and/or nonrecurring items, net of a tax benefit, of approximately $13 million ($22 million pre-tax). The effects of restructuring charges and the non-recurring items resulted in an impact of $0.06 on the basic and diluted earnings per share for the quarter ended June 30, 2019.

Net income attributable to common shareholders for the six months ended June 30, 2020 includes restructuring charges, net of a tax benefit, of $19 million ($26 million pre-tax), as well as charges relating to significant non-operational and/or nonrecurring items, net of a tax benefit, of approximately $98 million ($136 million pre-tax) which include the non-recurring separation costs and a fixed asset impairment. These significant non-operational and/or nonrecurring items, and the resulting higher effective tax rate, were the primary contributors to lower Net income attributable to common shareholders for the six months ended June 30, 2020 when compared to the same period in 2019. The effects of the above resulted in an impact of $0.27 on diluted earnings per share for the six months ended June 30, 2020.
Net income attributable to common shareholders for the six months ended June 30, 2019 includes restructuring charges, net of a tax benefit, of $30 million ($40 million pre-tax) as well as charges relating to significant non-operational and/or nonrecurring items, net of a tax benefit, of approximately $14 million ($22 million pre-tax). The effects of restructuring charges and the non-recurring items resulted in an impact of $0.10 on the basic and diluted earnings per share for the six months ended June 30, 2019.

Segment Review
Summary performance for our operating segments for the quarters ended June 30, 2020 and 2019 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$1,294	$1,500	$79	$138	6.1%	9.2%
Service	1,735	1,851	381	388	22.0%	21.0%
Total segment	$3,029	$3,351	$460	$526	15.2%	15.7%
General corporate expenses and other	—	—	(44)	(45)	—	—
Total	$3,029	$3,351	$416	$481	13.7%	14.4%

Summary performance for each of the operating segments for the six months ended June 30, 2020 and 2019 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$2,417	$2,771	$143	$197	5.9%	7.1%
Service	3,578	3,681	781	774	21.8%	21.0%
Total segment	$5,995	$6,452	$924	$971	15.4%	15.0%
General corporate expenses and other	—	—	(179)	(75)	—	—
Total	$5,995	$6,452	$745	$896	12.4%	13.9%

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

Summary performance for the New Equipment segment for the quarters ended June 30, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$1,294	$1,500	$(206)	(13.7)%
Cost of sales	1,072	1,209	(137)	(11.3)%
	$222	$291	$(69)	(23.7)%
Operating expenses and other	143	153	(10)	(6.5)%
Operating profit	$79	$138	$(59)	(42.8)%

New Equipment segment Quarter Ended June 30, 2020 compared with Quarter Ended June 30, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(10.4)%	(8.0)%	(36.2)%
Foreign currency translation	(3.2)%	(3.5)%	(3.7)%
Acquisitions/Divestitures, net	(0.1)%	(0.1)%	—%
Restructuring cost	—%	0.3%	(2.9)%
Total % change	(13.7)%	(11.3)%	(42.8)%

Net sales

The organic sales decrease of (10.4)% was driven by double digit organic sales declines in Americas and EMEA primarily driven by COVID-19. This was partially offset by low single digit growth in Asia as China began to recover from the pandemic.

Operating profit

New Equipment operational profit decreased (36.2)% primarily from the impact of lower volume (32.8)%. Material productivity 13.1% and cost containment actions 7.3% were largely offset by other rate drivers (24.4)% including under-absorption, bad debt and unfavorable mix. New Equipment operating profit was also impacted by foreign currency headwinds of (3.7)% and higher restructuring costs (2.9)%.

Summary performance for the New Equipment segment for the six months ended June 30, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$2,417	$2,771	$(354)	(12.8)%
Cost of sales	1,986	2,269	(283)	(12.5)%
	$431	$502	$(71)	(14.1)%
Operating expenses and other	288	305	(17)	(5.6)%
Operating profit	$143	$197	$(54)	(27.4)%

New Equipment segment Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(10.1)%	(9.7)%	(24.4)%
Foreign currency translation	(2.6)%	(2.7)%	(3.5)%
Acquisitions/Divestitures, net	(0.1)%	(0.2)%	—%
Restructuring cost	—%	0.1%	0.5%
Total % change	(12.8)%	(12.5)%	(27.4)%

Net sales

The organic sales decrease of (10.1)% was driven by organic sales declines in all regions primarily due to COVID-19.

Operating profit

New Equipment operational profit decreased (24.4)% primarily from the impact of lower volume (32.4)%. Material productivity 16.6% and cost containment actions, net of incremental standalone public company costs 5.7% were more than offset by other rate drivers (16.3)% including under-absorption and bad debt. New Equipment operating profit was also impacted by foreign currency headwinds of (3.5)% offset by restructuring of 0.5%.

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

Summary performance for the Service segment for the quarters ended June 30, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$1,735	$1,851	$(116)	(6.3)%
Cost of sales	1,066	1,158	(92)	(7.9)%
	$669	$693	$(24)	(3.5)%
Operating expenses and other	288	305	(17)	(5.6)%
Operating profit	$381	$388	$(7)	(1.8)%

Service segment Quarter Ended June 30, 2020 compared with Quarter Ended June 30, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(3.3)%	(4.4)%	0.5%
Foreign currency translation	(2.2)%	(2.3)%	(2.3)%
Acquisitions/Divestitures, net	(0.8)%	(1.0)%	—%
Restructuring cost	—%	(0.2)%	—%
Total % change	(6.3)%	(7.9)%	(1.8)%

Net sales

The organic sales decrease of (3.3)% primarily consists of organic sales decreases in maintenance and repair of (3.6)% and modernization of (1.5)%.

Maintenance and repair net sales decreased (6.5)% as a result of an organic sales decrease of (3.6)%, foreign currency headwinds of (2.4)% and decreases related to net acquisitions and divestitures of (0.5)%.

Modernization net sales decreased (5.2)% as a result of organic sales decline of (1.5)%, foreign currency headwinds of (1.8)% and from net acquisitions and divestitures of (1.9)%.

Operating profit

Service operational profit increased 0.5% driven by favorable price and mix, productivity 6.6% and cost containment actions, net of incremental standalone public company costs 3.4% more than offsetting the impact of lower volume (4.0)% and price concessions and bad debt (5.6)%. Service operating profit was also impacted by foreign exchange headwinds of (2.3)% .

Summary performance for the Service segment for the six months ended June 30, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$3,578	$3,681	$(103)	(2.8)%
Cost of sales	2,221	2,298	(77)	(3.4)%
	$1,357	$1,383	$(26)	(1.9)%
Operating expenses and other	576	609	(33)	(5.4)%
Operating profit	$781	$774	$7	0.9%

Service segment Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(0.1)%	—%	1.4%
Foreign currency translation	(2.0)%	(2.1)%	(2.2)%
Acquisitions/Divestitures, net	(0.7)%	(1.0)%	(0.1)%
Restructuring cost	—%	(0.3)%	1.8%
Total % change	(2.8)%	(3.4)%	0.9%

Net sales

Organic sales remained flat year over year at (0.1)%. The Modernization organic sales increase of 2.6% was partially offset by the maintenance and repair organic sales decrease of (0.6)%.

Modernization net sales decreased (1.1)% year over year which is made up of a 2.6% increase in organic sales, offset by decreases in foreign currency (1.7)% and impact from net acquisitions and divestitures (2.0)%.

Maintenance and repair net sales decreased (3.2)% year over year and was comprised of a (0.6)% organic sales decrease, foreign currency headwinds of (2.1)% and decreases related to net acquisitions and divestitures of (0.5)%.

Operating profit

Service operational profit increased 1.4% with the benefit of favorable productivity, cost containment actions, net of incremental standalone public company costs and pricing and mix, more than offsetting the impact of price concessions and bad debt. Service operating profit was also impacted by foreign currency headwind of (2.2)%, offset by restructuring 1.8%.
General corporate expenses and other

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
General corporate expenses and other	(44)	(45)	$(179)	$(75)

General corporate expenses and other primarily includes Other income (expense), net and certain corporate overhead costs, non-recurring separation costs and certain incremental standalone public company costs. General corporate expenses and other during the quarter ended June 30, 2020 remained flat compared to the same period in 2019, as non-recurring Separation-related costs and incremental standalone public company costs, were offset by cost containment actions and the absence of the loss on the expected sale of a business that occurred during the quarter ended June 30, 2019.

The increase in general corporate expenses and other during the six months ended June 30, 2020 compared to the same period in 2019, is primarily driven by a fixed asset impairment of approximately $55 million, related license costs of approximately $12 million, non-recurring Separation-related costs of $53 million and incremental standalone public company costs. These were partially offset by favorable mark-to-market adjustments on foreign currency derivatives and firm commitment derivatives of approximately $20 million when compared to the prior period, the loss on the expected sale of a business of approximately $(19) million that occurred during the six months ended June 30, 2019 and lower employment costs in the six months ended June 30, 2020.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,912	$1,446
Total debt	6,293	39
Net debt (total debt less cash and cash equivalents)	4,381	(1,407)
Total equity	(3,672)	2,231
Total capitalization (total debt plus total equity)	2,621	2,270
Net capitalization (total debt plus total equity less cash and cash equivalents)	709	824

Total debt to total capitalization	240%	2%
Net debt to net capitalization	618%	(171)%

At June 30, 2020, we had cash and cash equivalents of $1.9 billion, of which approximately 80% was held by the Company's foreign subsidiaries. After March 31, 2020 and before the Separation, the Company received $190 million of domestic cash contributions from UTC. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of June 30, 2020 and December 31, 2019, the amount of such restricted cash was approximately $15 million and $13 million, respectively.

From time to time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of June 30, 2020 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including the impact of COVID-19. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

During the six months ended June 30, 2020, Otis entered into the following debt transactions:

–$1.5 billion, unsecured, unsubordinated 5-year revolving credit facility which became available on April 3,  2020

–$1.0 billion, unsecured, unsubordinated 3-year term loan

–$5.3 billion of unsecured, unsubordinated long-term notes

–$1.5 billion unsecured, unsubordinated commercial paper program which became available on April 3, 2020

The following is a summary of the debt issuances for the six months ended June 30, 2020:

(dollars in millions)
Issuance Date	Description of Debt	Aggregate Principal Balance
03-27-2020	LIBOR plus 112.5 bps term loan due 2023	$1,000
02-27-2020	LIBOR plus 45 bps floating rate notes due 2023	500
02-27-2020	2.056% notes due 2025	1,300
02-27-2020	2.293% notes due 2027	500
02-27-2020	2.565% notes due 2030	1,500
02-27-2020	3.112% notes due 2040	750
02-27-2020	3.362% notes due 2050	750

The net proceeds from the above issuances totaling $6.3 billion were used to distribute cash to UTC as part of the Separation during the quarter ended March 31, 2020.

For additional discussion of borrowings, see Note 9 to the Condensed Consolidated Financial Statements.

The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, Otis will continue to permanently reinvest these earnings.

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to capital markets.

On April 3, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of our common stock. Under this program, shares may be purchased on the open market, in privately negotiated transactions, or under accelerated share repurchase ("ASR") programs under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We currently do not expect any share repurchases under the program in 2020 as we focus on deleveraging.
Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows provided by operating activities	$823	$651

Cash generated from operating activities in the six months ended June 30, 2020 was $172 million higher than the same period in 2019, primarily due to increased cash inflows for current assets and current liabilities in the six months ended June 30, 2020 of $272 million compared to the six months ended June 30, 2019. There was also increased cash inflows for Other operating activities, net in the six months ended June 30, 2020 of $55 million compared to the six months ended June 30, 2019, primarily due to long-term accruals and other activity. These were partially offset by lower net income in the six months ended June 30, 2020 of $185 million compared to the six months ended June 30, 2019, including incremental standalone public company costs and $53 million of non-recurring separation costs for the six months ended June 30, 2020 that contributed to the decrease.

In the six months ended June 30, 2020, cash inflows from current assets and current liabilities were $148 million. The net change in Contract assets, current and Contract liabilities, current improved by $266 million, which was driven by the timing of billings on contracts compared to the progression on current contracts, and Accounts payable and accrued liabilities increased $79 million largely due to the timing of payments for income tax liabilities in certain tax jurisdictions. These were partially offset by Inventories, net, which increased $71 million, due to higher production inventory and purchases of inventory in advance of potential supply chain disruptions due to COVID-19, Other assets, current increased $67 million primarily due to tax prepayments in certain tax jurisdictions, and Accounts receivable, net increased $59 million due to slower collections from customers in certain industries impacted by COVID-19.

In the six months ended June 30, 2019, cash outflows from current assets and current liabilities were $124 million. Accounts payable and accrued liabilities decreased $156 million due to the timing of payments to suppliers and for income tax liabilities in certain tax jurisdictions and Accounts receivable increased $94 million due to increased billing volume. These were partially offset by the net change in Contract assets, current and Contract liabilities, current of $77 million due to the timing of billings on contracts compared to the progression on current contracts, Other assets, current decreased $25 million due to lower prepaid assets and Inventories, net decreased $24 million due to lower production inventory.

Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows used in investing activities	$(142)	$(92)

Cash flows used in investing activities for the six months ended June 30, 2020 and 2019 primarily reflect capital expenditures, investments in businesses and securities and proceeds received on sale of fixed assets. Cash flows used in investing activities in the six months ended June 30, 2020 compared to the same period in 2019 increased $50 million primarily due to a $51 million increase in investments made in equity securities and a $12 million increase in capital expenditures. These were partially offset by a $16 million decrease in investments in businesses.

Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows used in financing activities	$(180)	$(353)

Financing activities primarily include issuance of long-term debt, increases (decreases) in short-term borrowings, dividends paid to common shareholders, dividends paid to noncontrolling interests and transfers to and from UTC, consisting of, among other things, cash transfers, distributions, cash investments and changes in receivables and payables between Otis and UTC. See Note 5 to the Condensed Consolidated Financial Statements for further discussion on transactions with UTC.

Net cash used in financing activities decreased $173 million in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the issuance of long-term notes of $5.3 billion and the draw of $1.0 billion from the term loan during the six months ended June 30, 2020, which were partially offset by a $6.0 billion increase in net transfers to UTC primarily driven by the distribution of the net proceeds of these borrowings to UTC, an $87 million increase in dividends paid on Common Stock, and a $43 million increase in payment of long-term debt issuance costs. See Note 9 to the Condensed Consolidated Financial Statements for further discussion on borrowings.

Off-Balance Sheet Arrangements and Contractual Obligations
The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations” in the Form 10 provided a table summarizing our contractual obligations and commercial commitments at the end of 2019 that would require the use of funds. As of June 30, 2020, except as described below, there have been no additional material changes in the amounts disclosed in the Form 10.

A summary of the additional significant obligations that the Company has entered into during the six months ended June 30, 2020 is as follows:

		Payments Due by Period
(dollars in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt	$6,306	$—	$2	$2	$1,501	$1	$4,800

In connection with the Separation and transition to a standalone public company we entered into additional contractual purchase commitments with suppliers, service vendors, and various transition services agreements primarily to support our information technology that are either necessary to operate as a standalone business or are resulting from implementing strategic initiatives. As a result, our off-balance sheet long-term purchase commitments have increased in total by approximately $190 million since December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Our long-term debt portfolio primarily consists of fixed-rate instruments. For any variable rate debt, interest rate changes in the London Interbank Offered Rate ("LIBOR") will impact future earnings and cash flows. From time to time, we may hedge floating rates using interest rate swaps. The hedges would be designated as fair value hedges and the gains and losses on the swaps would be reported in interest expense, reflecting that portion of interest expense at a variable rate. We issue commercial paper, which exposes us to changes in interest rates. Currently, we do not hold any derivative contracts that hedge our interest exposures, but may consider such strategies in the future.

There has been no significant change in our exposure to market risk during the quarter and six months ended June 30, 2020. For discussion of our exposure to market risk, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management” in the Form 10.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.
Prior to the Separation, certain business processes were performed by UTC on behalf of the Company until the Separation on April 3, 2020. These processes included information technology, human resources, treasury, tax, internal audit, risk management, stock-based compensation programs, accounting and financial reporting, investor relations, governance, legal, procurement and other business processes. In connection with the Separation, the Company entered into a TSA under which UTC will provide the Company with certain services for a limited time to help ensure an orderly transition following the Separation. As a result of the Separation and the TSA, the Company has revised and adopted policies, procedures and processes, as needed, to meet regulatory requirements applicable to us as a standalone public company and will continue to identify, document and evaluate key controls to provide reasonable assurance that our internal control over financial reporting is effective.
Furthermore, as a result of COVID-19, certain employees of the Company worked remotely during the six months ended June 30, 2020. We believe this change to the working environment, however, did not have a material effect on the Company’s internal control over financial reporting.
Other than as noted above, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•future levels of indebtedness, capital spending and research and development spending;
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
•cost reduction or containment actions, restructuring costs and related savings and other consequences thereof;
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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 2: Basis of Presentation" and "Note 16: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates", "Results of Operations", and "Liquidity and Financial Condition", and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and our Form 10-Q for the quarter ended March 31, 2020 and in our Form 10. Additional important information as to these factors is included in our Form 10 in "Item 1. Business", "Item 1A. Risk Factors", "Item 2. Financial Information" and "Item 8. Legal Proceedings". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 17, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our Form 10-Q for the quarter ended March 31, 2020 and "Item 8. Legal Proceedings," in our Form 10.
Item 1A. Risk Factors
Except as noted below, there have been no material changes in the Company's risk factors from those disclosed in Item 1A. Risk Factors, in our Form 10.

Our business may be further impacted by the COVID-19 pandemic.

As previously disclosed, COVID-19 has spread throughout the world, resulting in widespread travel restrictions and extended shutdowns of non-essential businesses, including construction and hospitality venues, impacting to various extents our factory operations, new equipment installations and access to units under maintenance. The extent of the resulting impact of the COVID-19 pandemic on our business is uncertain at this time and will depend on future developments, but further prolonged closures throughout the world or the rollback of reopening measures due to a resurgence of COVID-19 cases and continued decreases in the general level of economic activity may further disrupt our operations and the operations of our suppliers, distributors and customers. Additionally, further tightening of credit in the capital markets could adversely affect our ability to access the capital markets or could result in a significant increase in our borrowing costs. It could also affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders for our products and services and/or payment delays or defaults. Similarly, further tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at anticipated cost. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information

Annual Meeting Notices

It is currently anticipated that the Company’s 2021 Annual Meeting of Shareholders (the “2021 Annual Meeting”) will be held on or about April 27, 2021. Because this will be the Company’s first annual meeting of shareholders following the Separation, the Company is informing shareholders of the anticipated date of the 2021 Annual Meeting. The time and location of the 2021 Annual Meeting will be specified in the Company’s proxy statement for the 2021 Annual Meeting. To be considered for inclusion in the Company’s proxy statement for the 2021 Annual Meeting, shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be in writing and received by the Company’s Secretary at the Company’s principal executive offices at One Carrier Place, Farmington, Connecticut 06032 no later than November 11, 2020. Such proposals must also comply with the requirements of Rule 14a-8.

In accordance with the advance notice provisions in our Amended and Restated Bylaws, effective April 3, 2020, and filed as Exhibit 3.2 of our Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020 (the “Bylaws”), shareholder proposals made outside the process of Rule 14a-8 must be in writing and received by the Company’s Secretary at the Company’s principal executive offices between the close of business on November 11, 2020 and the close of business on December 11, 2020.

Under our Bylaws, a shareholder who wishes to nominate a candidate for election as a director at the 2021 Annual Meeting (other than pursuant to the “proxy access” provisions of Section 1.16 of the Bylaws) must send advance written notice to the Corporate Secretary for receipt no earlier than November 11, 2020, and no later than December 11, 2020.

An eligible shareholder who wishes to have a nominee of that shareholder included in our proxy materials for the 2021 Annual Meeting pursuant to the “proxy access” provisions of Section 1.16 of our Bylaws must send advance written notice to the Corporate Secretary for receipt no earlier than October 12, 2020, and no later than November 11, 2020.

Shareholders are advised to review the Bylaws, as they contain additional requirements with respect to advance notice of shareholder proposals and director nominations and nominations made under the "proxy access" provision.

Departure of Officer

On July 27, 2020, the Company and Richard M. Eubanks, Jr. mutually agreed that Mr. Eubanks will step down as President, Otis EMEA effective as of September 30, 2020.

The Company and Mr. Eubanks have entered into a separation agreement (the “Executive Separation Agreement”). Under the Executive Separation Agreement, upon Mr. Eubank’s termination he will be entitled to receive, among other things, (i) vesting of 27,179 Company shares in respect of the one-time restricted stock unit award granted to him when he was hired, (ii) pro rata vesting of his 2019 annual equity grant, which will entitle him to receive 6,570 Company shares in respect of performance share units and the vesting of 29,762 stock appreciation rights, with an exercise price of $70.49, which may be exercised for up to one-year after termination of employment, (iii) a pro-rata annual bonus for 2020, which will be determined and paid on the same basis as for active senior executives, with proration based on the portion of 2020 during which Mr. Eubanks was employed by the Company, (iv) a payment of $562,500 on June 30, 2021 and a payment of $562,500 on March 30, 2022, (v) continued use (or payments in lieu of) of a Company provided apartment and car for the remainder of 2020, (vi) $35,000 for outplacement services, $35,000 for legal fees and $60,000 for relocation expenses, and (vii) receipt of the payments and benefits to which Mr. Eubanks is entitled under the Company’s expatriate program, which will, among other things, require the Company to move Mr. Eubanks from Paris to the United States and provide certain tax equalization services. The Executive Separation Agreement contains customary confidentiality and provisions and a mutual release of claims, as well as 18-month non-competition and non-solicitation obligations.

The foregoing description of the Executive Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Executive Separation Agreement, a copy of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

10.5
Annual Compensation Distribution Election Form for the Otis Worldwide Corporation Board of Directors Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.10 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.*

10.6	Executive Separation Agreement made as of July 30, 2020.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:
* Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and six months ended June 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	July 31, 2020	by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 31, 2020	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)