Form 10-Q
period 2020-09-30
Otis Worldwide Corp
filed 2020-10-28
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

At September 30, 2020 there were 433,194,734 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2020

Otis Worldwide Corporation and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of Otis Worldwide Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," "the Company" "the Business," or "Otis," unless the context otherwise requires, mean Otis Worldwide Corporation and its subsidiaries. References to internet websites in this Form 10-Q are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(dollars in millions, except per share amounts)	2020	2019
Net sales:
Product sales	$1,423	$1,450
Service sales	1,845	1,863
	3,268	3,313
Costs and expenses:
Cost of products sold	1,172	1,184
Cost of services sold	1,117	1,154
Research and development	37	39
Selling, general and administrative	481	444
	2,807	2,821
Other income (expense), net	(7)	(10)
Operating profit	454	482
Non-service pension cost (benefit)	2	(16)
Interest expense (income), net	39	(6)
Net income before income taxes	413	504
Income tax expense	103	143
Net income	310	361
Less: Noncontrolling interest in subsidiaries' earnings	44	44
Net income attributable to common shareholders	$266	$317

Earnings per share (Note 3):
Basic	$0.61	$0.73
Diluted	$0.61	$0.73

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019
Net sales:
Product sales	$3,840	$4,221
Service sales	5,423	5,544
	9,263	9,765
Costs and expenses:
Cost of products sold	3,158	3,453
Cost of services sold	3,338	3,452
Research and development	112	118
Selling, general and administrative	1,387	1,329
	7,995	8,352
Other income (expense), net	(69)	(35)
Operating profit	1,199	1,378
Non-service pension cost (benefit)	—	(38)
Interest expense (income), net	85	(8)
Net income before income taxes	1,114	1,424
Income tax expense	337	411
Net income	777	1,013
Less: Noncontrolling interest in subsidiaries' earnings	122	115
Net income attributable to common shareholders	$655	$898

Earnings per share (Note 3):
Basic	$1.51	$2.07
Diluted	$1.51	$2.07

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net income	$310	$361	$777	$1,013
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	28	(91)	(56)	(96)
Pension and postretirement benefit plan adjustments	3	2	7	(17)
Change in unrealized cash flow hedging	6	(3)	5	(5)
Other comprehensive income (loss), net of tax	37	(92)	(44)	(118)
Comprehensive income	347	269	733	895
Less: Comprehensive income attributable to noncontrolling interest	(57)	(31)	(139)	(102)
Comprehensive income attributable to common shareholders	$290	$238	$594	$793

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in millions, except par value)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,733	$1,446
Accounts receivable (net of allowance for expected credit losses of $156 and $83)	2,958	2,861
Contract assets	481	529
Inventories, net	667	571
Other current assets	432	251
Total Current Assets	6,271	5,658
Future income tax benefits	456	373
Fixed assets (net of accumulated depreciation of $1,154 and $1,082)	721	721
Operating lease right-of-use assets	548	535
Intangible assets, net	489	490
Goodwill	1,700	1,647
Other assets	288	263
Total Assets	$10,473	$9,687
Liabilities and (Deficit) Equity
Short-term borrowings	$538	$34
Accounts payable	1,392	1,331
Accrued liabilities	1,858	1,739
Contract liabilities	2,503	2,270
Total Current Liabilities	6,291	5,374
Long-term debt	5,512	5
Future pension and postretirement benefit obligations	601	590
Operating lease liabilities	375	386
Future income tax obligations	448	695
Other long-term liabilities	629	311
Total Liabilities	13,856	7,361
Commitments and contingent liabilities (Note 17)
Redeemable noncontrolling interest	98	95
Shareholders' (Deficit) Equity:
Preferred Stock, $0.01 par value, 125 shares authorized; None issued or outstanding	—	—
Common Stock, $0.01 par value, 2,000 shares authorized; 433.2 shares issued and outstanding	4	—
Additional paid-in capital	32	—
Accumulated deficit	(3,241)	—
UTC Net Investment	—	2,458
Accumulated other comprehensive income (loss)	(819)	(758)
Total Shareholders' (Deficit) Equity	(4,024)	1,700
Noncontrolling interest	543	531
Total (Deficit) Equity	(3,481)	2,231
Total Liabilities and (Deficit) Equity	$10,473	$9,687
See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	UTC Net (Deficit) Investment	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(amounts in millions)	Shares	Amount
Quarter Ended September 30, 2020
Balance July 1, 2020	433	$4	$15	$(3,418)	$—	$(843)	$(4,242)	$570	$(3,672)	$96
Net income	—	—	—	266	—	—	266	44	310	—
Stock-based compensation	—	—	17	—	—	—	17	—	17	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	24	24	14	38	(1)
Cash dividends declared ($0.20 per common share)	—	—	—	(86)	—	—	(86)	—	(86)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	—	(84)	(84)	—
Acquisitions, disposals and other changes in noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	(3)	—	—	(3)	—	(3)	3
Balance at September 30, 2020	433	$4	$32	$(3,241)	$—	$(819)	$(4,024)	$543	$(3,481)	$98

Quarter Ended September 30, 2019
Balance July 1, 2019	—	$—	$—	$—	$2,545	$(734)	$1,811	$513	$2,324	$109
Net transfers to UTC	—	—	—	—	(255)	—	(255)	—	(255)	—
Net income	—	—	—	—	317	—	317	44	361	—
Redeemable noncontrolling interest in subsidiaries' earnings	—	—	—	—	—	—	—	1	1	(1)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(79)	(79)	(13)	(92)	—
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	—	(23)	(23)	—
Acquisition, disposal and other changes in noncontrolling interest	—	—	—	—	—	—	—	2	2	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	—	—	—	—	—	—	(1)
Balance at September 30, 2019	—	$—	$—	$—	$2,607	$(813)	$1,794	$522	$2,316	$107

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	UTC Net Investment (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(amounts in millions)	Shares	Amount
Nine Months Ended September 30, 2020
Balance January 1, 2020	—	$—	$—	$—	$2,458	$(758)	$1,700	$531	$2,231	$95
Net transfers to UTC and Separation-related transactions	—	—	—	—	(6,150)	—	(6,150)	—	(6,150)	—
Issuance of common stock and reclassification of deficit	433	4	—	(3,556)	3,552	—	—	—	—	—
Net income	—	—	—	490	165	—	655	122	777	—
Stock-based compensation	—	—	32	—	—	—	32	—	32	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(61)	(61)	21	(40)	(4)
Cash dividends declared ($0.40 per common share)	—	—	—	(173)	—	—	(173)	—	(173)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	—	(123)	(123)	—
Acquisitions, disposals and other changes in noncontrolling interest	—	—	—	4	—	—	4	(8)	(4)	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	(6)	—	—	(6)	—	(6)	7
Adoption of credit loss standard, net of tax (Note 6)	—	—	—	—	(25)	—	(25)	—	(25)	—
Balance at September 30, 2020	433	$4	$32	$(3,241)	$—	$(819)	$(4,024)	$543	$(3,481)	$98

Nine Months Ended September 30, 2019
Balance January 1, 2019	—	$—	$—	$—	$2,277	$(708)	$1,569	$537	$2,106	$109
Net transfers to UTC	—	—	—	—	(568)	—	(568)	—	(568)	—
Net income	—	—	—	—	898	—	898	115	1,013	—
Redeemable noncontrolling interest in subsidiaries' earnings	—	—	—	—	—	—	—	7	7	(7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(105)	(105)	(11)	(116)	(2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(3)	(3)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	—	(129)	(129)	—
Acquisitions, disposals and other changes in noncontrolling interest	—	—	—	—	—	—	—	6	6	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	—	—	—	—	—	—	7
Balance at September 30, 2019	—	$—	$—	$—	$2,607	$(813)	$1,794	$522	$2,316	$107

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Operating Activities:
Net income	$777	$1,013
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	140	135
Deferred income tax benefit	(51)	(31)
Stock compensation cost	44	29
Loss on fixed asset impairment	55	—
Loss on disposal of business	—	19
Change in:
Accounts receivable, net	(79)	(153)
Contract assets and liabilities, current	277	108
Inventories, net	(101)	31
Other current assets	57	2
Accounts payable	19	(42)
Accrued liabilities	(81)	(94)
Pension contributions	(28)	(25)
Other operating activities, net	142	23
Net cash flows provided by operating activities	1,171	1,015
Investing Activities:
Capital expenditures	(112)	(98)
Investments in businesses, net of cash acquired (Note 8)	(50)	(39)
Investments in equity securities	(51)	—
Payments on settlements of derivative contracts	(63)	(1)
Other investing activities, net	(13)	(12)
Net cash flows used in investing activities	(289)	(150)
Financing Activities:
Proceeds from issuance of long-term debt	6,300	—
Payment of long-term debt issuance costs	(43)	—
Repayment of long-term debt	(750)	—
Increase in short-term borrowings, net	510	18
Net transfers to UTC	(6,330)	(598)
Dividends paid on Common Stock	(173)	—
Dividends paid to noncontrolling interest	(125)	(132)
Other financing activities, net	22	18
Net cash flows used in financing activities	(589)	(694)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(41)
Net increase in cash and cash equivalents	293	130
Cash, cash equivalents and restricted cash, beginning of year	1,459	1,346
Cash, cash equivalents and restricted cash, end of period	1,752	1,476
Less: Restricted cash	19	16
Cash and cash equivalents, end of period	$1,733	$1,460

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2020 and for the quarters and nine months ended September 30, 2020 and 2019 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-39221), initially filed with the Securities and Exchange Commission (“SEC”) on February 7, 2020, as amended by Amendment No. 1 filed on March 11, 2020 ("Form 10").

Note 1: Description of Business and Separation from United Technologies Corporation

Otis (as defined below) is the world’s largest elevator and escalator manufacturing, installation and service company. Our operations are classified into two segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways, for residential and commercial building and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators.

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

The Separation was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with UTC related to the Separation, including but not limited to a transition services agreement (the "Transition Service Agreement" or "TSA"), a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). For further discussion on these agreements, see Note 5.

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

Certain amounts presented in the Form 10 have been reclassified to conform to the current period presentation, which are immaterial.

Risks and Uncertainties. In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19"), a global pandemic and recommended a number of restrictive measures to contain the spread, which were implemented to different degrees by governments across the world. As the global pandemic continues, the Company continues to closely monitor and manage the impact of the COVID-19 pandemic on its business globally. It is difficult to estimate at this time the duration and extent of the impact of the pandemic on the Company's business, financial position, cash flow and results of operations. The results of our operations and overall financial performance were impacted during the quarter ended and nine months ended September 30, 2020.

Due to existing conditions and uncertainty, the Company believes that COVID-19 will have an impact on its business, cash flow and results of operations at least for the remainder of the year ending December 31, 2020. The extent of the impact will depend largely on future developments, which are highly uncertain, including the emergence of additional information concerning the severity of the outbreak, timing, efficacy and availability of a vaccine, actions taken by government authorities to further contain the outbreak or address its impact and its longer-term impacts on the global economy, among other factors.

Use of Estimates. We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of COVID-19 at September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of and for the quarter and nine months ended September 30, 2020 resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

Note 3: Earnings per Share

On April 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Company's common stock, par value $0.01 per share, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by UTC prior to the Separation. For the 2019 quarter and year to date calculations, these shares are treated as issued and outstanding at January 1, 2019 for purposes of calculating historical basic and diluted earnings per share.

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

For the purpose of the below diluted earnings per share computation, we only included the units associated with the converted Otis share-based awards. These awards were assumed to be outstanding beginning from April 3, 2020, the Separation date.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2020	2019
Net income attributable to common shareholders	$266	$317	$655	$898
Basic weighted average number of shares outstanding	433.2	433.1	433.1	433.1
Stock awards and equity units (share equivalent)	1.9	—	1.0	—
Diluted weighted average number of shares outstanding	435.1	433.1	434.1	433.1

Earnings Per Share of Common Stock:
Basic:	$0.61	$0.73	$1.51	$2.07
Diluted:	$0.61	$0.73	$1.51	$2.07

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 5.0 million and 4.8 million of anti-dilutive stock awards excluded from the computation for the quarter and nine months ended September 30, 2020, respectively.

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

For new equipment and modernization transactions, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation are typically a single performance obligation. For repair services, the customer typically contracts for specific short-term services which form a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion in order to measure progress.

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

Total Contract assets and Contract liabilities at September 30, 2020 and December 31, 2019 are as follows:

(dollars in millions)	September 30, 2020	December 31, 2019
Contract assets, current	$481	$529
Total contract assets	481	529

Contract liabilities, current	2,503	2,270
Contract liabilities, noncurrent (included within Other long-term liabilities)	33	18
Total contract liabilities	2,536	2,288
Net contract liabilities	$2,055	$1,759

Contract assets decreased by $48 million during the nine months ended September 30, 2020 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $248 million during the nine months ended September 30, 2020 primarily due to contract billings in excess of revenue earned. In the nine months ended September 30, 2020 and 2019, we recognized revenue of $1.5 billion related to the contract liabilities as of January 1, 2020 and as of January 1, 2019.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of September 30, 2020, our total RPO was approximately $16.9 billion. Of the total RPO as of September 30, 2020, we expect approximately 90% will be recognized as sales over the following 24 months. On December 31, 2019, we had approximately $16.4 billion of remaining performance obligations, at which time we expected to recognize approximately 91% of these remaining performance obligations as sales in the next 24 months.

Note 5: Related Parties

In connection with the Separation as further described in Note 1, the Company entered into several agreements with UTC and Carrier, including a separation and distribution agreement that sets forth certain agreements with UTC and Carrier regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Carrier and Otis as part of the Separation, and when and how these transfers and assumptions occurred. Other agreements that we entered into that govern aspects of our relationship with UTC and Carrier following the Separation include:

•Transition Services Agreement. We entered into the TSA under which UTC provides the Company with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation.

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

•Employee Matters Agreement and Intellectual Property Agreement. We also entered into the EMA, which allocated among Otis, UTC and Carrier the liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs, and other related matters, and an intellectual property agreement with UTC and Carrier in connection with the Separation.

Net Transfers from (to) UTC and Separation Transactions. In connection with the Separation, certain assets and liabilities were contributed to the Company by UTC leading up to and at the time of the Separation. During the nine months ended September 30, 2020, net liabilities of $43 million were contributed to the Company by UTC, primarily consisting of deferred tax assets and liabilities and fixed assets. Prior to the Separation, these non-cash contributions were recorded as Net transfers to

UTC on the Condensed Consolidated Statements of Changes in Equity through UTC Net Investment during the quarter ended March 31, 2020.

Upon Separation, the following were recorded as Net transfers from UTC and Separation-related transactions on the Consolidated Statements of Changes in Equity through UTC Net Investment:

(dollars in millions)
Cash and cash equivalents	$220
Taxes and other	187
Total	$407

Prior to the Separation, UTC paid Otis Cash and cash equivalents of $190 million in connection with the Separation Agreement, and approximately $30 million as settlement of related party receivables due from UTC to Otis as a result of a cash overdraft as of March 31, 2020.

Additionally, the Tax Cuts and Jobs Act (the "TCJA") imposed a non-recurring toll charge, paid in installments over an 8-year period, on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Under the terms of the TMA, Otis will indemnify UTC for a percentage of the toll charge installment payments due after April 3, 2020. As a result, a portion of Otis' Future income tax obligations corresponding to the toll charge has been reclassified as a contractual indemnity obligation within Other long-term liabilities on the Condensed Consolidated Balance Sheet. The TMA also provides for UTC to indemnify Otis for certain foreign tax obligations as a result of Otis' inclusion in certain foreign consolidated tax returns prior to the Separation. As a result, Otis has reflected this contractual indemnification asset within Other current assets and the related tax obligations within Accrued liabilities on the Condensed Consolidated Balance Sheet. As a result of the Separation and the provisions of the TMA, Otis' total net tax-related liabilities on April 3, 2020 were reduced by $191 million, comprising the following impacts to the Condensed Consolidated Balance Sheet:

(dollars in millions)	Increase (Decrease)
Assets
Other current assets	$167
Total Current Assets	167
Future income tax benefits	(4)
Total Assets	$163

Liabilities and (Deficit) Equity
Accrued liabilities	$110
Total Current Liabilities	110
Future income tax obligations	(377)
Other long-term liabilities	239
Total Liabilities	(28)
Total Shareholders' (Deficit) Equity	191
Total (Deficit) Equity	191
Total Liabilities and (Deficit) Equity	$163

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

Allocated centralized costs were incurred as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Allocated centralized costs	$—	$20	$16	$56

Prior to the Separation, UTC incurred significant corporate costs such as treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally included all payroll and benefit costs, as well as overhead costs related to certain functions. All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded. These expenses are primarily included in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. The future results of operations, financial position and cash flows could differ materially from the historical results presented herein. There were no allocated centralized costs for the quarters ended June 30, 2020 and September 30, 2020.

Separation Costs. In connection with the Separation as further described in Note 1, we incurred Separation costs as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Separation costs	$29	$7	$82	$10

We incurred non-recurring Separation-related costs primarily consisting of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company, which were primarily recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. Otis incurred these non-recurring Separation costs of $18 million and $69 million during the quarter and nine months ended September 30, 2020, respectively, which are recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

In connection with the Separation, all the unvested UTC equity awards held by Otis employees and outstanding as of the spin date were replaced by Otis equity awards in accordance with the EMA. As a result, a non-recurring true-up to the fair value of these awards was required. In addition, costs associated with retention awards related to Otis employees that were previously recorded by UTC are now recorded by Otis post-spin. This activity resulted in the recording of approximately $1 million and $3 million of non-recurring expense for the quarter and nine months ended September 30, 2020, respectively, which is recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

The TMA allows Otis to be indemnified for certain foreign tax obligations that were estimated as of the Separation. As a result of finalization of tax returns and tax payments made during the quarter and nine months ended September 30, 2020, costs of approximately $10 million were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations, partially offset in the tax provision, due to differences between the estimated indemnity recorded upon spin and final indemnity payment received relative to the overall tax liability and payments previously submitted.

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

Accounts receivable, net consisted of the following at September 30, 2020 and December 31, 2019:

(dollars in millions)	September 30, 2020	December 31, 2019
Trade receivables	$2,901	$2,723
Unbilled receivables	120	108
Miscellaneous receivables	93	113
	3,114	2,944
Less: allowance for expected credit losses [1]	156	83
Balance	$2,958	$2,861

1 Prior to January 1, 2020 allowances for doubtful accounts were recorded when accounts receivable were determined to be uncollectible.

The changes in allowance for credit losses related to Accounts receivable, net for the nine months ended September 30, 2020 are as follows:

(dollars in millions)	September 30, 2020
Balance as of January 1	$83
Impact of credit standard adoption	28
Current period provision for expected credit losses	28
Write-offs charged against the allowance for expected credit losses	(9)
Other	26
Balance as of September 30	$156

For the nine months ended September 30, 2020, there was approximately $26 million of previously reserved balances moved into allowance for credit losses. As a result, there was no impact to the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2020.

Note 7: Inventories, net

(dollars in millions)	September 30, 2020	December 31, 2019
Raw materials and work-in-process	$108	$103
Finished goods	559	468
Total	$667	$571

Raw materials, work-in-process and finished goods are net of valuation reserves of $111 million and $103 million as of September 30, 2020 and December 31, 2019, respectively.

Note 8: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses, net of cash acquired, totaled $53 million (including debt assumed) in the nine months ended September 30, 2020, consisting primarily of an acquisition of a service business. Transaction costs incurred were not considered significant.

Investments in businesses, net of cash acquired, totaled $39 million in the nine months ended September 30, 2019, consisting of a number of immaterial acquisitions in our Service segment. Transaction costs incurred were not considered significant.

In the nine months ended September 30, 2019, Otis recorded a pre-tax loss on the sale of a business of $19 million within Other income (expense), net on the Condensed Consolidated Statement of Operations. There were no significant disposals of businesses for the quarter and nine months ended September 30, 2020.

Goodwill. Changes in our Goodwill balances during the nine months ended September 30, 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2020
New Equipment	$337	$—	$5	$342
Service	1,310	29	19	1,358
Total	$1,647	$29	$24	$1,700

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,042	$(1,575)	$2,069	$(1,598)
Patents, trademarks/trade names	21	(16)	21	(15)
Customer relationships and other	52	(42)	46	(40)
	2,115	(1,633)	2,136	(1,653)
Unamortized:
Trademarks and other	7	—	7	—
Total	$2,122	$(1,633)	$2,143	$(1,653)

Amortization of intangible assets for the quarter and nine months ended September 30, 2020 was $22 million and $67 million, respectively, compared with $22 million and $71 million for the same periods of 2019. Fully amortized purchased service portfolios of $117 million were written off during the quarter and nine months ended September 30, 2020.

Note 9: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2020	December 31, 2019
Commercial paper	$490	$—
Other borrowings	48	34
Total short-term borrowings	$538	$34

As of September 30, 2020, we had an aggregate of $1.5 billion unsecured, unsubordinated commercial paper programs in place. We plan to use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the United States ("U.S."). In September 2020, we issued €420 million of Euro denominated commercial paper. The Company used the proceeds from the commercial paper issuance to pay down a portion of the principal balance of the term loan described below. The Euro-denominated commercial paper qualifies as a net investment hedge against our investments in European businesses. As of September 30, 2020, the net investment hedge is deemed to be effective.

As of September 30, 2020, we had a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, effective as of April 3, 2020, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of September 30, 2020, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

On February 10, 2020, the Company entered into a term loan credit agreement, as amended, providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility (the "term loan"). On March 27, 2020, the Company drew on the full amount of the term loan. On September 28, 2020, we made a $750 million prepayment of our term loan.

Additionally, on February 27, 2020, we issued $5.3 billion unsecured, unsubordinated notes.

The net proceeds of the term loan and the notes described above of approximately $6.3 billion in the aggregate were distributed to UTC during the quarter ended March 31, 2020.

The revolving credit agreement, term loan credit agreement and indenture contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Company's and its subsidiaries’ ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement and the term loan credit agreement require that we maintain a maximum consolidated leverage ratio as defined in the agreements, commencing with the test period ending September 30, 2020. The revolving credit agreement, term loan credit agreement and indenture also contain events of default customary for financings of these types. The Company is in compliance with all covenants as of September 30, 2020.

Long-term debt as of September 30, 2020 and December 31, 2019 consisted of the following:

(dollars in millions)	September 30, 2020	December 31, 2019
LIBOR plus 112.5 bps term loan due 2023 [2,4,5]	$250	$—
LIBOR plus 45 bps floating rate notes due 2023 [1,3]	500	—
2.056% notes due 2025 [3]	1,300	—
2.293% notes due 2027 [3]	500	—
2.565% notes due 2030 [3]	1,500	—
3.112% notes due 2040 [3]	750	—
3.362% notes due 2050 [3]	750	—
Other (including finance leases)	7	5
Total principal long-term debt	5,557	5
Other (discounts and debt issuance costs)	(45)	—
Total long-term debt	5,512	5
Less: current portion	—	—
Long-term debt, net of current portion	$5,512	$5

1 The three-month LIBOR rate at September 30, 2020 was approximately 0.23%.
2 The six-month LIBOR rate at September 30, 2020 was approximately 0.26%.
3 On February 27, 2020, we issued $5.3 billion of unsecured, unsubordinated notes. We may redeem these notes at our option pursuant to certain terms.
4 On March 27, 2020, we drew down $1.0 billion of our term loan.
5 On September 28, 2020, we made a $750 million loan prepayment of our term loan.

Debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The unamortized debt issuance costs at September 30, 2020 is approximately $45 million.

The average maturity of our long-term debt at September 30, 2020 is approximately 11.1 years. The average interest expense rate on our total borrowings for the quarter and nine months ended September 30, 2020 is approximately 2.42% and 2.46%, respectively. The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(dollars in millions)
2020	$—
2021	3
2022	2
2023	751
2024	1
Thereafter	4,800
Total	$5,557

Note 10: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Defined benefit plans	$8	$7	$28	$25
Defined contribution plans	12	10	42	31
Multi-employer pension plans	46	39	119	117

The following table illustrates the components of net periodic benefit cost for our defined benefit pension plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Service cost	$10	$8	$30	$25
Interest cost	4	5	12	16
Expected return on plan assets	(6)	(5)	(19)	(17)
Amortization of prior service credit	—	—	—	(1)
Recognized actuarial net loss	4	2	11	7
Net settlement and curtailment loss	—	—	—	1
Total net periodic benefit cost	$12	$10	$34	$31

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health and life benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and nine months ended September 30, 2020 and 2019, respectively.

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

These pension and postretirement expenses were allocated to the Company and reported in Cost of products and services sold, Selling, general and administrative and Non-service pension cost (benefit) on the Condensed Consolidated Statements of Operations. The Company's participation in the defined pension and postretirement benefit plans sponsored by UTC concluded upon the completion of the Separation on April 3, 2020. The amounts for pension and postretirement expenses for the quarter and nine months ended September 30, 2020 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Service cost	$—	$4	$1	$11
Non-service pension benefit	—	(20)	(5)	(45)
Total	$—	$(16)	$(4)	$(34)

Stock-based Compensation. Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by UTC. The UTC stock-based compensation plans included various types of market and performance-based incentive awards, including stock options, stock appreciation rights, restricted stock units, and performance-based share units. All awards granted under the plans were based on UTC common shares, and only the activity attributable to Otis employees from these awards is reflected in the accompanying Condensed Consolidated Financial Statements for the quarter and nine months ended September 30, 2020.

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

In conjunction with the Separation, and in accordance with the EMA, the Company's employees with outstanding former UTC stock-based awards received replacement stock-based awards under the Plan at Separation. The value of the replaced stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. The incremental expense incurred by the Company was not material. As of September 30, 2020, approximately 28 million shares remain available for awards under the 2020 Plan.

Stock-based Compensation Expense

We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Condensed Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest. For the first three months of the nine months ended September 30, 2020, stock-based compensation expense includes expense attributable to Otis, which is based on the awards and terms previously granted under the UTC incentive compensation plan to Otis employees. Accordingly, the amounts presented for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of future awards and do not necessarily reflect the results that Otis would have experienced as an independent publicly-traded company.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Stock-based compensation expense (Share Based)*	$17	$12	$44	$29
Stock-based compensation expense (Cash Based)	2	4	(6)	7
Total gross stock-based compensation expense	$19	$16	$38	$36
Less: future tax benefit	3	1	7	3
Stock-based compensation expense, net of tax	$16	$15	$31	$33

* Includes Directors compensation of approximately $2 million in 2020

As of September 30, 2020, there was approximately $82 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.4 years.

A summary of the transactions under the new Otis Plan for the nine months ended September 30, 2020 follows:

	Stock Appreciation Rights		Restricted Share Units		Performance Share Units		Stock Options
(shares in thousands)	Shares	Average Price*	Shares	Average Price**	Shares	Average Price**	Shares	Average Price**
Outstanding at:
March 31, 2020	—	$—	—	$—	—	$—	—	$—
Converted from UTC[1]	12,782	60.16	1,376	68.14	38	67.53	520	53.99
Granted[2]	172	52.39	593	54.04	5	65.45	—	—
Exercised / Earned[2]	(215)	46.23	(109)	59.69	(1)	65.90	(10)	45.88
Cancelled	(42)	70.54	(7)	70.26	—	—	—	—
September 30, 2020	12,697	$60.26	1,853	$64.09	42	$67.33	510	$54.15

*weighted-average grant price
**weighted-average grant fair value
1 Converted shares include Carrier and Legacy UTC employees receiving Otis awards on spin
2 Includes annual retainer awards issued to the Board of Directors

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable at September 30, 2020:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options/Stock Appreciation Rights	13,026	$59.83	$78	5.7 years	8,389	$53.56	$76	4.2 years
Performance Share Units/Restricted Stock	1,805	—	$113	2.0 years

*weighted-average grant price per share
**weighted-average contractual remaining term in years

Note 11: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax for the quarters and nine months ended September 30, 2020 and 2019 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2020
Balance at June 30, 2020	$(676)	$(163)	$(4)	$(843)
Other comprehensive income (loss) before reclassifications, net	15	—	6	21
Amounts reclassified, pre-tax	—	4	—	4
Tax benefit reclassified	—	(1)	—	(1)
Balance at September 30, 2020	$(661)	$(160)	$2	$(819)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive income (loss) before reclassifications, net	(73)	(1)	5	(69)
Amounts reclassified, pre-tax	—	11	—	11
Tax benefit reclassified	—	(3)	—	(3)
Balance at September 30, 2020	$(661)	$(160)	$2	$(819)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2019
Balance at June 30, 2019	$(578)	$(154)	$(2)	$(734)
Other comprehensive income (loss) before reclassifications, net	(78)	—	(3)	(81)
Amounts reclassified, pre-tax	—	2	—	2
Balance at September 30, 2019	$(656)	$(152)	$(5)	$(813)

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(573)	$(135)	$—	$(708)
Other comprehensive income (loss) before reclassifications, net	(83)	(24)	(5)	(112)
Amounts reclassified, pre-tax	—	7	—	7
Balance at September 30, 2019	$(656)	$(152)	$(5)	$(813)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 10 – Employee Benefit Plans for additional information.

Note 12: Income Taxes

The decrease in the effective tax rate for the quarter ended September 30, 2020 is primarily the result of incorporating tax regulations relating to TCJA that were enacted in the quarter.

The increase in the effective tax rate for the nine months ended September 30, 2020 is primarily the result of the tax impact on non-recurring Separation-related costs and a fixed asset impairment loss incurred in the quarter ended March 31, 2020, partially offset by incorporating tax regulations relating to TCJA that were enacted in the quarter.

The Company conducts business globally and, as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, Mexico, South Korea, Spain, the United Kingdom, and the United States. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.

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

Note 13: Restructuring Costs

During the quarters ended September 30, 2020 and 2019, we recorded pre-tax restructuring costs totaling $20 million and $4 million, respectively, and during the nine months ended September 30, 2020 and 2019, we recorded pre-tax restructuring costs totaling $46 million and $44 million, respectively, for new and ongoing restructuring actions. For the nine months ended September 30, 2020, we recorded pre-tax restructuring costs of $42 million related to 2020 actions and $4 million of costs related to 2019 actions. We recorded these charges as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Cost of products and services sold	$9	$3	$19	$18
Selling, general and administrative	11	1	27	26
Total	$20	$4	$46	$44

2020 Actions. During the nine months ended September 30, 2020, we recorded pre-tax restructuring costs of $42 million comprised of $18 million in Cost of products and services sold and $24 million in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The 2020 actions relate to ongoing cost reduction efforts, including workforce reductions.

We are targeting to complete in 2020 and 2021, the majority of remaining restructuring actions initiated in 2020. The following table summarizes the accrual balance and utilization for the 2020 restructuring actions for the quarter and nine months ended September 30, 2020:

(dollars in millions)	Severance & Other Costs
Quarter Ended September 30, 2020
Restructuring accruals at July 1, 2020	$16
Net pre-tax restructuring costs	19
Utilization, foreign exchange and other costs	(7)
Balance at September 30, 2020	$28

Nine Months Ended September 30, 2020
Restructuring accruals at January 1, 2020	$—
Net pre-tax restructuring costs	42
Utilization, foreign exchange and other costs	(14)
Balance at September 30, 2020	$28

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions:

(dollars in millions)	Remaining Expected Costs	Costs Incurred Quarter Ended March 31, 2020	Costs Incurred Quarter Ended June 30, 2020	Costs Incurred - Quarter Ended September 30, 2020	Remaining Costs at September 30, 2020
Total restructuring	$58	$(4)	$(19)	$(19)	$16

2019 Actions. During the nine months ended September 30, 2020, we recorded pre-tax restructuring costs totaling $4 million for restructuring actions initiated in 2019, primarily included in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions.

We are targeting to complete in 2020 and 2021 the majority of remaining restructuring actions initiated in 2019. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions for the quarter and nine months ended September 30, 2020:

(dollars in millions)	Severance & Other Costs
Quarter Ended September 30, 2020
Restructuring accruals at July 1, 2020	$10
Net pre-tax restructuring costs	1
Utilization, foreign exchange and other costs	(2)
Balance at September 30, 2020	$9

Nine Months Ended September 30, 2020
Restructuring accruals at January 1, 2020	$16
Net pre-tax restructuring costs	4
Utilization, foreign exchange and other costs	(11)
Balance at September 30, 2020	$9

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions:

(dollars in millions)	Remaining Expected Costs	Cost incurred during 2019	Costs Incurred Quarter ended March 31, 2020	Costs Incurred Quarter ended June 30, 2020	Costs Incurred Quarter ended September 30, 2020	Remaining costs at September 30, 2020
Total restructuring	$52	$(45)	$(2)	$(1)	$(1)	$3

2018 and Prior Actions. During the nine months ended September 30, 2020, no pre-tax restructuring costs were recorded for restructuring actions initiated in 2018 and prior.

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

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $2.9 billion at September 30, 2020.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of September 30, 2020 and December 31, 2019:

(dollars in millions)	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivatives designated as Cash flow hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other current assets	$6	$—
	Other assets	2	—
	Total asset derivatives	$8	$—
	Liability Derivatives:
	Accrued liabilities	$(5)	$(1)
	Other long-term liabilities	(2)	—
	Total liability derivatives	$(7)	$(1)
Derivatives not designated as Cash flow hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other current assets	$39	$8
	Other assets	4	1
	Total asset derivatives	$43	$9
	Liability Derivatives:
	Accrued liabilities	(24)	(4)
	Other long-term liabilities	(2)	—
	Total liability derivatives	$(26)	$(4)

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2020 and 2019 are presented in the table below. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are recorded as a component of Cost of products sold on the Condensed Consolidated Statements of Operations when reclassified from accumulated other comprehensive income (loss) and was immaterial for the quarters and nine months ended September 30, 2020 and 2019, respectively.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$6	$(3)	$5	$(5)

The Company utilizes the critical terms match method in assessing firm commitment derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a $1 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2020, all derivative contracts accounted for as cash flow hedges will mature by November 2024.

The effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Foreign exchange contracts	$(10)	$(6)	$(8)	$(9)

Note 15: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$51	$51	$—	$—
Derivative assets	51	—	51	—
Derivative liabilities	(33)	—	(33)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$3	$3	$—	$—
Derivative assets	9	—	9	—
Derivative liabilities	(5)	—	(5)	—

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

As of September 30, 2020, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$61	$62	$62	$62
Customer financing notes receivable, net	99	99	62	62
Short-term borrowings	(538)	(538)	(34)	(34)
Long-term debt (excluding leases and other)	(5,550)	(5,760)	—	—
Long-term liabilities	(275)	(263)	(4)	(4)

Long-term liabilities as of September 30, 2020 includes $239 million of payables to UTC for reimbursement of tax payments UTC is responsible to pay after the Separation as a result of the TMA.

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019:

	September 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$62	$—	$62	$—
Customer financing notes receivable, net	99	—	99	—
Short-term borrowings	(538)	—	(538)	—
Long-term debt (excluding leases and other)	(5,760)	—	(5,760)
Long-term liabilities	(263)	—	(263)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$62	$—	$62	$—
Customer financing notes receivable, net	62	—	62	—
Short-term borrowings	(34)	—	(34)	—
Long-term liabilities	(4)	—	(4)	—
Note 16: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the nine months ended September 30, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$27	$47
Warranties	8	7
Settlements made	(10)	(16)
Other	(1)	(11)
Balance as of September 30	$24	$27

The Company provides certain financial guarantees to third parties. As of September 30, 2020, Otis has stand-by letters of credit with maximum potential payment totaling $142 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of September 30, 2020, Otis has determined there are no estimated costs probable under these guarantees.

Note 17: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million as of September 30, 2020 and December 31, 2019, and is included in Accrued liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $251 million as of September 30, 2020) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $138 million as of September 30, 2020). On August 3, 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing on July 24, 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. During the quarter ended September 30, 2020, a hearing by the local German Tax Court was scheduled for December 7, 2020, and it is possible that the court may reach a decision in this matter before December 31, 2020. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. Pursuant to the TMA, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $52 million as of September 30, 2020), net of payments and other deductions, included within Other long-term liabilities on the Condensed Consolidated Balance Sheet at September 30, 2020. In the event that UTC and the Company prevail in this matter, any recoveries would be allocated between UTC and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of and for the periods ended September 30, 2020 and December 31, 2019.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $24 million to $45 million. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $24 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. Amounts are on a pre-tax basis, not discounted, and excludes the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $5 million, which is included in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut against Otis, Raytheon Technologies Corporation ("RTX"), Carrier, each of their directors, and various incentive and deferred compensation plans. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. Otis believes that the claims are without merit. At this time, Otis is unable to predict the outcome, or the possible loss or range of loss, if any, which could result from this action.

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

Segment Information. Segment information for the quarters ended September 30, 2020 and 2019 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$1,423	$1,450	$95	$115	6.7%	7.9%
Service	1,845	1,863	409	407	22.2%	21.8%
Total segments	3,268	3,313	504	522	15.4%	15.8%
General corporate expenses and other	—	—	(50)	(40)	—	—
Total	$3,268	$3,313	$454	$482	13.9%	14.5%

Segment Information. Segment information for the nine months ended September 30, 2020 and 2019 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$3,840	$4,221	$238	$312	6.2%	7.4%
Service	5,423	5,544	1,190	1,181	21.9%	21.3%
Total segments	9,263	9,765	1,428	1,493	15.4%	15.3%
General corporate expenses and other[1]	—	—	(229)	(115)	—	—
Total	$9,263	$9,765	$1,199	$1,378	12.9%	14.1%

1 The increase in General corporate expenses and other during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily driven by a fixed asset impairment charge and related costs of approximately $67 million, as well as an increase in non-recurring Separation-related costs of $72 million and incremental standalone public company costs, partially offset by favorable foreign exchange activity.

Total assets are not presented for each segment as they are not presented to or reviewed by the Chief Operating Decision Maker.

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and nine months ended September 30, 2020 and 2019.

	External Net Sales
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
United States Operations	$855	$899	$2,550	$2,723
International Operations
China	624	588	1,557	1,554
Other	1,789	1,826	5,156	5,488
Total	$3,268	$3,313	$9,263	$9,765

Segment Net sales disaggregated by product and service type for the quarters and nine months ended September 30, 2020 and 2019 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Disaggregated Net sales by type
New Equipment	$1,423	$1,450	$3,840	$4,221

Maintenance and Repair	1,515	1,525	4,448	4,554
Modernization	330	338	975	990
Total Service	1,845	1,863	5,423	5,544
Total	$3,268	$3,313	$9,263	$9,765

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and nine months ended September 30, 2020 and 2019.

Note 19: Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach, resulting in recording a cumulative-effect non-cash after-tax adjustment to retained earnings as of January 1, 2020, as discussed further in Note 6, Account Receivables, Net.

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

Other new accounting pronouncements adopted and issued but not effective until after September 30, 2020 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and nine months ended September 30, 2020 and 2019, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 28, 2020, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of September 30, 2020, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and nine-month periods ended September 30, 2020 and 2019 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 28, 2020

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

As a result of the Separation during the nine month period ended September 30, 2020, we have incurred and expect to continue to incur non-recurring Separation-related costs consisting primarily of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, equity award conversations, tax-related items and other transaction-related costs. Additionally, we will incur increased costs as a result of becoming an independent, publicly-traded company, primarily from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, internal audit, risk management, stock-based compensation programs, accounting and financial reporting, investor relations, governance, legal, procurement and other services. We believe our cash flows from operations will be sufficient to fund these additional corporate expenses.

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

Impact of COVID-19 on our Company

The results of our operations and overall financial performance were impacted due to the COVID-19 pandemic during the quarter ended and nine month period ended September 30, 2020. The broader implications of COVID-19 on our results of operations, including net sales and overall financial performance remain uncertain, however we anticipate it will negatively impact our business for at least the remainder of 2020 as a result of the following:

•Customer liquidity constraints and related credit reserves
•Temporary closure or reduced capacity of our factory operations and those of our suppliers
•New equipment job site closures
•Cancellations or delays of customer orders
•Challenges in accessing units to provide maintenance and repair services
•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses

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

Germany Fire

In the quarter ended June 30, 2020 there was a fire at the Company’s manufacturing facility in Germany. As a result of the fire, the Company recognized immaterial losses related to the write-down of related fixed assets and facilities and incurred immaterial impacts to operating income due to business interruption during the quarter ended June 30, 2020. The Company has submitted an insurance claim related to the fire. During the quarter ended September 30, 2020, the Company incurred additional immaterial business interruption losses associated with the fire and is continuing to work with insurers to determine amounts recoverable for both impacted assets and business interruption incurred. We do not anticipate any material impact to our operations in the future from this event.

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net sales	$3,268	$3,313	$9,263	$9,765
Percentage change year-over-year	(1.4)%		(5.1)%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and nine months ended September 30, 2020 are as follows:

	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Organic volume	(1.2)%	(3.3)%
Foreign currency translation	0.2%	(1.4)%
Acquisitions and divestitures, net	(0.2)%	(0.4)%
Other	(0.2)%	—%
Total % change	(1.4)%	(5.1)%

The Organic volume decrease of (1.2)% for the quarter ended September 30, 2020 was driven by decreases in organic sales of (1.0)% in the New Equipment segment and (1.4)% in the Service segment.

The Organic volume decrease of (3.3)% for the nine months ended September 30, 2020 was driven by decreases in organic sales of (7.0)% in the New Equipment segment and (0.5)% in the Service segment.

See "Segment Review" below for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Total cost of products and services sold	$2,289	$2,338	$6,496	$6,905
Percentage change year-over-year	(2.1)%		(5.9)%

The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2020 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Organic volume	(2.3)%	(4.0)%
Foreign currency translation	0.2%	(1.5)%
Acquisitions and divestitures, net	(0.3)%	(0.4)%
Restructuring	0.3%	—%
Total % change	(2.1)%	(5.9)%

The organic decrease in total cost of products and services sold for the quarter and nine months ended September 30, 2020 was primarily driven by the organic sales decreases noted above.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Gross margin	$979	$975	$2,767	$2,860
Gross margin percentage	30.0%	29.4%	29.9%	29.3%

Gross margin increased 60 basis points for the quarter ended September 30, 2020 when compared to the same period for 2019, primarily driven by an increase in the Service margin rate, partially offset by a decrease in the New Equipment margin rate.

Gross margin increased 60 basis points for the nine months ended September 30, 2020 when compared to the same period for 2019, primarily driven by an increase in the Service margin rate and overall segment mix, partially offset by a decrease in the New Equipment margin rate.

See the Segment Review below for discussion of operating results by segment.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Research and development	$37	$39	$112	$118
Percentage of Net sales	1.1%	1.2%	1.2%	1.2%

Research and development spending decreased approximately $2 million for the quarter ended September 30, 2020 and decreased $6 million for the nine months ended September 30, 2020 compared to the same periods in 2019 as a result of cost containment actions taken in the current year. Research and development expenses remained relatively consistent as a percentage of Net sales for both periods. We continue to fund our strategic investment projects and focus on our commitment to Internet of Things technology developing the next generation of connected elevators and escalators.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Selling, general and administrative	$481	$444	$1,387	$1,329
Percentage of Net sales	14.7%	13.4%	15.0%	13.6%

Selling, general and administrative expenses increased approximately $37 million, or 8.3%, for the quarter ended September 30, 2020 and increased approximately $58 million, or 4.4%, for the nine months ended September 30, 2020 compared to the same periods in 2019, in each case with lower employment costs and lower discretionary spending, including cost containment actions taken in response to COVID-19, and the absence of corporate allocations from UTC, being more than offset by non-recurring Separation-related costs and incremental standalone public company costs. Selling, general and administrative expenses increased as a percentage of Net sales during the quarter and nine months ended September 30, 2020, primarily driven by the increase in non-recurring Separation-related costs, incremental standalone public company costs and lower Net sales in 2020.

We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. For further discussion, see “Restructuring Costs” below and Note 13 in the Notes to the Condensed Consolidated Financial Statements.

Restructuring Costs

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Restructuring costs	$46	$44

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and to a lesser degree, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations. We continue to closely monitor the economic environment, especially in light of the economic impact of COVID-19, and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions. Total Restructuring costs were $46 million for the nine months ended September 30, 2020 and included $42 million of costs related to 2020 actions and $4 million of costs related to 2019 actions.

2020 Actions. During the nine months ended September 30, 2020, we recorded net pre-tax restructuring charges of $42 million relating to ongoing cost reduction actions initiated in 2020. We are targeting to complete in 2020 and 2021 the majority of the remaining workforce cost reduction actions initiated in 2020. Approximately 97% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2020, we had cash outflows of approximately $14 million related to the 2020 actions. We expect to incur additional restructuring charges of $16 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase to approximately $40 million annually over the two-year period subsequent to initiating the actions.

2019 Actions. During the nine months ended September 30, 2020 and 2019, we recorded net pre-tax restructuring charges of $4 million and $37 million, respectively, for actions initiated in 2019. We are targeting to complete in 2020 and 2021 the majority of the remaining workforce cost reduction actions initiated in 2019. Approximately 100% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2020, we had cash outflows of approximately $11 million related to the 2019 actions. We expect to incur additional restructuring charges of $3 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period after initiating the actions to be approximately $45 million annually, of which approximately $26 million was realized during the nine months ended September 30, 2020.

In addition, we recorded net pre-tax restructuring costs totaling $0 and $6 million in the nine months ended September 30, 2020 and 2019, respectively, for restructuring actions initiated in 2018 and prior years. For additional discussion of restructuring, see Note 13 to the Condensed Consolidated Financial Statements.

Other (Expense) Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Other (expense) income, net	$(7)	$(10)	$(69)	$(35)

Other (expense) income, net primarily includes the impact of changes in the fair value and settlement of embedded and foreign exchange derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses and certain other operating items.

The quarter-over-quarter decrease in Other (expense) income, net of $(3) million for the quarter ended September 30, 2020 when compared to the same period in 2019 is primarily due to favorable mark-to-market adjustments on foreign currency and firm commitment derivatives, offset by non-recurring Separation-related expenses. The remaining activity for the quarter ended September 30, 2020 when compared to the same period in 2019 remained relatively consistent.

The year-over-year increase in Other (expense) income, net of $(34) million for the nine months ended September 30, 2020 when compared to the same period in 2019 is partially driven by a fixed asset impairment of approximately $(55) million and related license costs of approximately $(12) million and a non-recurring Separation-related expense. These were partially offset by favorable mark-to-market adjustments on foreign currency derivatives and firm commitment derivatives of approximately $36 million, as well as the absence of the loss on the sale of a business of approximately $(19) million included in the 2019 results.

Interest Expense (Income), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Interest expense (income), net	$39	$(6)	$85	$(8)

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances, short-term investments and related party activity between Otis and UTC in the prior year.

The increase in Interest expense (income), net in the quarter and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily driven by $39 million of interest expense on external debt for the quarter ended September 30, 2020 and $94 million of interest expense on external debt for the nine months ended September 30, 2020.

The average interest rate on our external debt for the quarter and nine months ended September 30, 2020 is 2.42% and 2.46%, respectively.

For additional discussion of borrowings, see Note 9 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective tax rate	24.9%	28.4%	30.2%	28.9%

The decrease in the effective tax rate for the quarter ended September 30, 2020 is primarily the result of incorporating tax regulations relating to TCJA that were enacted in the quarter.

The increase in the effective tax rate for the nine months ended September 30, 2020 is primarily the result of the tax impact on non-recurring Separation-related costs and a fixed asset impairment loss incurred in the quarter ended March 31, 2020, partially offset by incorporating tax regulations relating to TCJA that were enacted in the quarter.

The Company will continue to review and incorporate as necessary TCJA changes related to forthcoming U.S. Treasury Regulations.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 12 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Noncontrolling interest in subsidiaries' earnings	$44	$44	$122	$115

Noncontrolling interest in subsidiaries' earnings remained flat for the quarter ended September 30, 2020 in comparison to the same period in 2019.

Noncontrolling interest in subsidiaries' earnings increased for the nine months ended September 30, 2020 in comparison to the same period in 2019 due primarily to an increase in net income from subsidiaries with noncontrolling interests. There was no other significant activity for the nine months ended September 30, 2020.

Net Income Attributable to Common Shareholders

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income attributable to common shareholders	$266	$317	$655	$898
Diluted earnings per share from operations	$0.61	$0.73	$1.51	$2.07

Net income attributable to common shareholders for the quarter ended September 30, 2020 includes restructuring charges, net of taxes, of $15 million ($20 million pre-tax), as well as non-recurring Separation-related expenses, net of taxes, of approximately $26 million ($29 million pre-tax) and non-recurring Separation-related tax benefits of approximately $5 million. These items and incremental standalone public company costs contributed to lower Net income attributable to common shareholders for the quarter ended September 30, 2020 when compared to the same period in 2019. The effects of the restructuring charges and the non-recurring Separation-related expenses resulted in an impact of $0.08 on diluted earnings per share for the quarter ended September 30, 2020.

Net income attributable to common shareholders for the quarter ended September 30, 2019 includes restructuring charges, net of taxes, of $2 million ($4 million pre-tax) as well as a non-recurring tax benefit of approximately $2 million. The effects of restructuring charges and the non-recurring tax benefit resulted in no net impact on the basic and diluted earnings per share for the quarter ended September 30, 2019.

Net income attributable to common shareholders for the nine months ended September 30, 2020 includes restructuring charges, net of taxes, of $34 million ($46 million pre-tax), as well as charges relating to significant non-operational and/or non-recurring items, net of taxes, of approximately $119 million ($165 million pre-tax) which include non-recurring Separation-related costs, a fixed asset impairment and non-recurring Separation-related tax benefits. These significant non-operational and/or nonrecurring items, along with incremental standalone public company costs and the resulting higher effective tax rate, were the primary contributors to lower Net income attributable to common shareholders for the nine months ended September 30, 2020 when compared to the same period in 2019. The effects of the restructuring and the non-operational and non-recurring items above resulted in an impact of $0.35 on diluted earnings per share for the nine months ended September 30, 2020.

Net income attributable to common shareholders for the nine months ended September 30, 2019 includes restructuring charges, net of taxes, of $33 million ($44 million pre-tax) as well as charges relating to significant non-operational and/or nonrecurring items, net of taxes, of approximately $10 million ($19 million pre-tax). The effects of restructuring charges and the non-recurring items resulted in an impact of $0.10 on the basic and diluted earnings per share for the nine months ended September 30, 2019.

Segment Review
Summary performance for our operating segments for the quarters ended September 30, 2020 and 2019 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$1,423	$1,450	$95	$115	6.7%	7.9%
Service	1,845	1,863	409	407	22.2%	21.8%
Total segment	3,268	3,313	504	522	15.4%	15.8%
General corporate expenses and other	—	—	(50)	(40)	—	—
Total	$3,268	$3,313	$454	$482	13.9%	14.5%

Summary performance for each of the operating segments for the nine months ended September 30, 2020 and 2019 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
New Equipment	$3,840	$4,221	$238	$312	6.2%	7.4%
Service	5,423	5,544	1,190	1,181	21.9%	21.3%
Total segment	9,263	9,765	1,428	1,493	15.4%	15.3%
General corporate expenses and other	—	—	(229)	(115)	—	—
Total	$9,263	$9,765	$1,199	$1,378	12.9%	14.1%

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

Summary performance for the New Equipment segment for the quarters ended September 30, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$1,423	$1,450	$(27)	(1.9)%
Cost of sales	1,172	1,184	(12)	(1.0)%
	251	266	(15)	(5.6)%
Operating expenses and other	156	151	5	3.3%
Operating profit	$95	$115	$(20)	(17.4)%

New Equipment segment Quarter Ended September 30, 2020 compared with Quarter Ended September 30, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(1.0)%	(0.8)%	(4.3)%
Foreign currency translation	(0.3)%	(0.4)%	(2.6)%
Acquisitions/Divestitures, net	(0.1)%	(0.1)%	—%
Restructuring cost	—%	0.3%	(4.3)%
Other	(0.5)%	—%	(6.2)%
Total % change	(1.9)%	(1.0)%	(17.4)%

Net sales

The organic sales decrease of (1.0)% was primarily driven by low single digit declines in EMEA and slight declines in Asia and Americas. Within Asia, continued growth in China was more than offset by declines in other regions in Asia.

Operating profit

New Equipment operational profit decreased (4.3)% as material productivity 13.8% and cost containment actions, net of incremental standalone public company costs, were more than offset by unfavorable rate drivers (29.0)% including under-absorption, other field inefficiencies and mix. New Equipment operating profit was also impacted by foreign currency headwinds, higher restructuring costs and absence of a prior year favorable non-recurring revenue adjustment.

Summary performance for the New Equipment segment for the nine months ended September 30, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$3,840	$4,221	$(381)	(9.0)%
Cost of sales	3,158	3,453	(295)	(8.5)%
	682	768	(86)	(11.2)%
Operating expenses and other	444	456	(12)	(2.6)%
Operating profit	$238	$312	$(74)	(23.7)%

New Equipment segment Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(7.0)%	(6.7)%	(17.0)%
Foreign currency translation	(1.7)%	(1.9)%	(3.2)%
Acquisitions/Divestitures, net	(0.1)%	(0.1)%	—%
Restructuring cost	—%	0.2%	(1.3)%
Other	(0.2)%	—%	(2.2)%
Total % change	(9.0)%	(8.5)%	(23.7)%

Net sales

The organic sales decrease of (7.0)% was primarily driven by organic sales declines in all regions primarily due to COVID-19. Within Asia, growth in China was more than offset by declines in other regions in Asia.

Operating profit

New Equipment operational profit decreased (17.0)% primarily from the impact of lower volume (18.3)%. Material productivity 15.6% and cost containment actions, net of incremental standalone public company costs 4.1%, were more than offset by unfavorable rate drivers (21.0)% including under-absorption, other field inefficiencies, mix and bad debt expense. New Equipment operating profit was also impacted by foreign currency headwinds and higher restructuring costs.

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

Summary performance for the Service segment for the quarters ended September 30, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$1,845	$1,863	$(18)	(1.0)%
Cost of sales	1,117	1,154	(37)	(3.2)%
	728	709	19	2.7%
Operating expenses and other	319	302	17	5.6%
Operating profit	$409	$407	$2	0.5%

Service segment Quarter Ended September 30, 2020 compared with Quarter Ended September 30, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(1.4)%	(3.7)%	2.0%
Foreign currency translation	0.7%	0.6%	1.4%
Acquisitions/Divestitures, net	(0.3)%	(0.4)%	—%
Restructuring cost	—%	0.3%	(2.9)%
Total % change	(1.0)%	(3.2)%	0.5%

Net sales

The organic sales decrease of (1.4)% primarily consists of organic sales decreases in maintenance and repair of (1.3)% and modernization of (2.1)%.

Maintenance and repair net sales decreased (0.7)% as a result of an organic sales decrease of (1.3)% and decreases from the impact from net acquisitions and divestitures of (0.1)%, partially offset by foreign currency tailwinds of 0.7%.

Modernization net sales decreased (2.4)% as a result of organic sales decrease of (2.1)% and decreases from the impact from net acquisitions and divestitures of (0.9)%, which was partially offset by foreign currency tailwinds of 0.6%.

Operating profit

Service operational profit increased 2.0% driven by productivity of 8.8%, more than offsetting the impact of lower volume and price concessions (4.7)%. Service operating profit was also impacted by foreign exchange tailwinds, offset by higher restructuring costs.

Summary performance for the Service segment for the nine months ended September 30, 2020 and 2019 was as follows:

(dollars in millions)	2020	2019	Change	Change
Net sales	$5,423	$5,544	$(121)	(2.2)%
Cost of sales	3,338	3,452	(114)	(3.3)%
	2,085	2,092	(7)	(0.3)%
Operating expenses and other	895	911	(16)	(1.8)%
Operating profit	$1,190	$1,181	$9	0.8%

Service segment Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(0.5)%	(1.2)%	1.6%
Foreign currency translation	(1.1)%	(1.2)%	(0.9)%
Acquisitions/Divestitures, net	(0.6)%	(0.8)%	(0.1)%
Restructuring cost	—%	(0.1)%	0.2%
Total % change	(2.2)%	(3.3)%	0.8%

Net sales

The organic sales decrease (0.5)% primarily consists of organic sales decrease in maintenance and repair of (0.8)%, offset by an organic sales increase in modernization of 0.9%.

Maintenance and repair net sales decreased (2.3)% year over year and was comprised of a (0.8)% organic sales decrease, foreign currency headwinds of (1.1)% and decreases related to net acquisitions and divestitures of (0.4)%.

Modernization net sales decreased (1.5)% year over year and was comprised of a 0.9% organic sales increase, more than offset by foreign currency headwinds of (0.9)% and decreases related to net acquisitions and divestitures (1.5)%.

Operating profit

Service operational profit increased 1.6% with the benefit of favorable productivity and cost containment actions, net of incremental standalone public company costs 5.3%, and pricing and mix, more than offsetting the impact of price concessions and lower volume (3.0)% and higher bad debt expense. Service operating profit was also favorably impacted by foreign currency headwinds.

General Corporate Expenses and Other

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
General corporate expenses and other	(50)	(40)	$(229)	$(115)

General corporate expenses and other primarily includes Other income (expense), net and certain corporate overhead costs, non-recurring Separation-related costs and certain incremental standalone public company costs. General corporate expenses and other during the quarter ended September 30, 2020 increased approximately $10 million compared to the same period in 2019, primarily driven by an increase in non-recurring Separation-related expenses that were partially offset by cost containment actions and favorable foreign mark-to-market adjustments on foreign currency and firm commitment derivatives.

General corporate expenses and other increased approximately $114 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily driven by a fixed asset impairment of $55 million, related license costs of approximately $12 million, an increase in non-recurring Separation-related costs of $72 million and incremental standalone public company costs. These were partially offset by favorable mark-to-market adjustments on foreign currency derivatives and firm commitment derivatives of $36 million when compared to the prior period and the absence of a loss on the sale of a business of $(19) million that occurred during the nine months ended September 30, 2019.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,733	$1,446
Total debt	6,050	39
Net debt (total debt less cash and cash equivalents)	4,317	(1,407)
Total equity	(3,481)	2,231
Total capitalization (total debt plus total equity)	2,569	2,270
Net capitalization (total debt plus total equity less cash and cash equivalents)	836	824

Total debt to total capitalization	236%	2%
Net debt to net capitalization	516%	(171)%

At September 30, 2020, we had cash and cash equivalents of approximately $1.7 billion, of which approximately 80% was held by the Company's foreign subsidiaries. As part of the Separation, the Company received $190 million of domestic cash contributions from UTC. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of September 30, 2020 and December 31, 2019, the amount of such restricted cash was approximately $19 million and $13 million, respectively.

From time to time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of September 30, 2020 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including the impact of COVID-19. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following is a summary of the debt issuances for the nine months ended September 30, 2020:

(dollars in millions)
Issuance Date	Description of Debt	Aggregate Principal Balance
03-27-2020	LIBOR plus 112.5 bps term loan due 2023	$1,000
02-27-2020	LIBOR plus 45 bps floating rate notes due 2023	500
02-27-2020	2.056% notes due 2025	1,300
02-27-2020	2.293% notes due 2027	500
02-27-2020	2.565% notes due 2030	1,500
02-27-2020	3.112% notes due 2040	750
02-27-2020	3.362% notes due 2050	750

The following is a summary of the debt repayments for the nine months ended September 30, 2020:

(dollars in millions)
Payment Date	Description of Debt	Total Principal Payments
09-28-2020	LIBOR plus 112.5 bps term loan due 2023	$750
We repaid $750 million of the term loan, a portion of which was refinanced through the issuance of Euro commercial paper during the quarter ended September 30, 2020.

The net proceeds from the above February and March debt issuances totaling $6.3 billion were used to distribute cash to UTC as part of the Separation during the quarter ended March 31, 2020.

For additional discussion of borrowings, see Note 9 to the Condensed Consolidated Financial Statements.

We no longer intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to capital markets.

On April 3, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of our common stock. Under this program, shares may be purchased on the open market, in privately negotiated transactions, or under accelerated share repurchase programs under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We currently do not expect any share repurchases under the program in 2020 as we focus on deleveraging.

Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows provided by operating activities	$1,171	$1,015

Cash generated from operating activities in the nine months ended September 30, 2020 was $156 million higher than the same period in 2019, primarily due to increased cash inflows related to current assets and current liabilities activity of $240 million, as described below. There were also increased Other operating activities of $119 million compared to the same period in 2019, primarily due to increased long-term accruals. These were partially offset by lower net income of $236 million, which includes the impact of incremental standalone public company costs and non-recurring Separation-related costs for the nine months ended September 30, 2020 that contributed to the decrease.

Changes in Working Capital Nine Months Ended September 30, 2020

In the nine months ended September 30, 2020, cash inflows related to current assets and current liabilities operating activity were $92 million. The net change in Contract assets, current and Contract liabilities, current improved by $277 million, driven by the timing of billings on contracts compared to the progression on current contracts and Accounts payable increased by $19 million primarily due to the timing of payments to suppliers. These were partially offset by Inventories, net, which increased $101 million, due to the impact of higher production inventory related to the timing of deliveries to construction sites and Accounts receivable, net, which increased $79 million due to slower collections.

Other current assets decreased by $57 million due to the receipt of indemnification pursuant to the TMA in order to pay foreign tax obligations, partially offset by tax prepayments in certain tax jurisdictions. Accrued liabilities decreased $81 million largely due to the payment of foreign tax obligations pursuant to the TMA mentioned above and income tax liabilities in certain tax jurisdictions. The receipt and payment of indemnification assets and foreign tax obligations resulted in no net cash flow for the nine months ended September 30, 2020. See Note 5 to the Condensed Consolidated Financial Statements for further discussion on transactions with UTC.

Changes in Working Capital Nine Months Ended September 30, 2019

In the nine months ended September 30, 2019, cash outflows related to current assets and current liabilities operating activity were $148 million. Accounts receivable, net increased $153 million due to increased billing volume, Accrued liabilities decreased $94 million primarily due to income tax payments in excess of tax provisions, and Accounts payable decreased $42 million primarily due to the timing of payments to suppliers. These were partially offset by the net change in Contract assets, current and Contract liabilities, current of $108 million due to the timing of billings on contracts compared to the progression on current contracts and Inventories, net which decreased $31 million due to lower production inventory.

Cash Flow - Investing Activities

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows used in investing activities	$(289)	$(150)

Cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 primarily reflect capital expenditures, investments in businesses and securities, proceeds received on the sale of fixed assets, and settlement of derivative contracts. Cash flows used in investing activities in the nine months ended September 30, 2020 compared to the same period in 2019 increased $139 million, including a $51 million investment in the current year related to equity securities, a $62 million increase in payments on settlements of derivative contracts, a $14 million increase in capital expenditures, and a $11 million increase in investments in businesses.

As discussed in Note 14 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency exposures. The settlement of these derivative instruments resulted in a net cash outflow of $63 million during the nine months ended September 30, 2020, which includes $17 million of payments during the nine months ended September 30, 2020 associated with the foreign-denominated TMA indemnification assets.

Cash Flow - Financing Activities

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows used in financing activities	$(589)	$(694)

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

Net cash used in financing activities decreased $105 million in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the issuance of long-term notes of $5.3 billion, the draw of $1.0 billion from the term loan, and an increase in short-term borrowings of $492 million primarily from the issuance of commercial paper during the nine months ended September 30, 2020, which were partially offset by a $5.7 billion increase in net transfers to UTC related to the Separation, the prepayment of $750 million of the term loan in September 2020, a $173 million increase in dividends paid on Common Stock, and a $43 million increase in payment of long-term debt issuance costs. See Note 9 to the Condensed Consolidated Financial Statements for further discussion on borrowings.

Off-Balance Sheet Arrangements and Contractual Obligations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations” in the Form 10 provided a table summarizing our contractual obligations and commercial commitments at the end of 2019 that would require the use of funds. As of September 30, 2020, except as described below, there have been no additional material changes in the amounts disclosed in the Form 10.

A summary of the additional significant obligations that the Company has entered into during the nine months ended September 30, 2020 is as follows:

		Payments Due by Period
(dollars in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt	$5,557	$—	$3	$2	$751	$1	$4,800

In connection with the Separation and transition to a standalone public company we entered into additional contractual purchase commitments with suppliers, service vendors, and various transition services agreements primarily to support our information technology that are either necessary to operate as a standalone business or are resulting from implementing strategic initiatives. As a result, our off-balance sheet long-term purchase commitments have increased in total by approximately $215 million since December 31, 2019.

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

Foreign Currency Exposures

As discussed in Note 9 to the Consolidated Financial Statements, at September 30,2020 we have approximately €420 million of euro-denominated commercial paper which qualifies as a net investment hedge against our investments in European businesses. As of September 30, 2020, the net investment hedge is deemed to be effective.

There has been no significant change in our exposure to market risk during the quarter and nine months ended September 30, 2020. For discussion of our exposure to market risk, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management” in the Form 10.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 2: Basis of Presentation" and "Note 16: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates", "Results of Operations", and "Liquidity and Financial Condition", and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and our Form 10-Q for the quarter ended March 31, 2020 and Form 10-Q for the quarter ended June 30, 2020 and in our Form 10. Additional important information as to these factors is included in our Form 10 in "Item 1. Business", "Item 1A. Risk Factors", "Item 2. Financial Information" and "Item 8. Legal Proceedings". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 17, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our Form 10-Q for the quarter ended March 31, 2020 and Form 10-Q for the quarter ended June 30, 2020 and "Item 8. Legal Proceedings," in our Form 10.

Item 1A. Risk Factors

Except as noted below, there have been no material changes in the Company's risk factors from those disclosed in Item 1A. Risk Factors, in our Form 10.

Our business may be further impacted by the COVID-19 pandemic.

As previously disclosed, COVID-19 has spread throughout the world, resulting in widespread travel restrictions and extended shutdowns, occupancy limits or other restrictions of non-essential businesses, including construction and hospitality venues, impacting to various extents our factory operations, new equipment installations and access to units under maintenance. The extent of the resulting impact of the COVID-19 pandemic on our business is uncertain at this time and will depend on future developments, but further prolonged closures or restrictions throughout the world or the further rollback of reopening measures due to the resurgence of COVID-19 cases and continued decreases in the general level of economic activity may further disrupt our operations and the operations of our suppliers, distributors and customers. Additionally, further tightening of credit in the capital markets could adversely affect our ability to access the capital markets or could result in a significant increase in our borrowing costs. COVID-19 has adversely affected and could further affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders for our products and services and/or payment delays or defaults. Similarly, COVID-19 has adversely affected and may further affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at anticipated cost. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1
First Amendment dated as of September 4, 2020, to Revolving Credit Agreement, dated February 10, 2020, among Otis Worldwide Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.30 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.*

10.2
First Amendment dated as of September 4, 2020 to Term Loan Credit Agreement, dated February 10, 2020, among Otis Worldwide Corporation, United Technologies Corporation (prior to the UTC Release Date (as defined therein)), the lenders and other parties party thereto and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.31 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.*

10. 3
Otis Worldwide Corporation Executive Leadership Group Severance Plan, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 18, 2020.

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

Notes to Exhibits List:

*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and nine months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	October 28, 2020	by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 28, 2020	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)