Form 10-K
period 2020-12-31
Otis Worldwide Corp
filed 2021-02-05
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒.    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

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
1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐.   No  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2020 was approximately $24,623,303,912 based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2021, there were 433,671,005 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV hereof incorporate by reference portions of the Otis Worldwide Corporation 2020 Annual Report to Shareholders. Part III hereof incorporates by reference portions of the Otis Worldwide Corporation Proxy Statement for the 2021 Annual Meeting of Shareholders.
2

OTIS WORLDWIDE CORPORATION
Index to Annual Report on Form 10-K for
Year Ended December 31, 2020

3

OTIS WORLDWIDE CORPORATION

Annual Report on Form 10-K for
Year Ended December 31, 2020

Whenever reference is made in this Form 10-K to specific sections of Otis Worldwide Corporation's 2020 Annual Report to Shareholders (2020 Annual Report), those sections are incorporated herein by reference and are included in Exhibit 13 to this Form 10-K. Otis Worldwide Corporation and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of Otis Worldwide Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we", "us", "our", "the Company" or "Otis", unless the context otherwise requires, mean Otis Worldwide Corporation and its subsidiaries. References to internet websites in this Form 10-K are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-K.

PART I

Item 1. Business

Our Company

Otis is the world’s leading elevator and escalator manufacturing, installation and service company. We serve customers in over 200 countries and territories around the world. Otis has global scale and local focus, with over 1,400 branches and offices, and a direct physical presence in approximately 80 countries. The following description of our business should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report, including the information contained therein under the heading "Business Overview."

Otis is a Delaware corporation and was incorporated on March 1, 2019 in connection with the separation and distribution ("Separation") of each of Otis and Carrier Global Corporation ("Carrier") from United Technologies Corporation, subsequently renamed Raytheon Technologies Corporation ("UTC" or "RTX", as applicable) into separate independent publicly-traded companies. The Separation occurred on April 3, 2020. References to "UTC" relate to pre-Separation matters, and references to "RTX" relate to post-Separation matters.

The Separation was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with UTC related to the Separation, including but not limited to a transition services agreement ("TSA"), a tax matters agreement ("TMA"), an employee matter agreement ("EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). For further discussion of these agreements, see “Item 1A. Risk Factors” and "Item 15. Exhibits and Financial Statement Schedule" in this Form 10-K and "Note 1: Business Overview and Separation from United Technologies Corporation" to the Consolidated Financial Statements in our 2020 Annual Report.

For the year ended December 31, 2020, our net sales and our operating profit were approximately $12.8 billion and $1.6 billion, respectively. Our international operations represented approximately 73 percent of our net sales for the year ended December 31, 2020.

For discussions of the impact of the COVID-19 global pandemic on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading "Business Overview" and "Note 2, Summary of Significant Accounting Policies" to the Consolidated Financial Statements in our 2020 Annual Report.
4

This Form 10-K and our quarterly reports on Form-10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.otis.com) under the heading "SEC Filings" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains a website (http://www.sec.gov) containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Description of Business by Segment

Our Company is organized into two segments, New Equipment and Service, which, for the year ended December 31, 2020, contributed 42 percent and 58 percent of our net sales, and 16 percent and 84 percent of our segment operating profit, respectively.

New Equipment

Through our New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential, commercial and infrastructure projects. In 2020, our New Equipment segment had sales of $5.4 billion and operating profit of $318 million. In 2020, our New Equipment unit sales in China represented over half of our global New Equipment sales by unit volume.

We have developed a range of elevator and escalator solutions to meet the varying needs and objectives of our diverse customers. Our primary elevator and escalator solutions are described below.

Otis’ next-generation, digitally native Gen360 elevator, piloted in 2020, allows us to move from a predominantly mechanical system to an electronic architecture. Gen360 offers a compact design and footprint that frees up space in buildings combined with built-in Otis ONE connectivity providing proactive, predictive and transparent information to our technicians and customers. This technology combination helps to reduce entrapments, expands predictive and remote maintenance capabilities and leads to improved elevator up-time and service productivity. Otis also offers a range of passenger experience enhancements such as eView and Otis eCall. eView is an in-car display providing customized passenger content and communications. Otis eCall enables passengers within a building to call an elevator using an app on their mobile devices.

The Gen2 system is the basis for our principal low-and mid-rise elevator solution. The Gen2 system relies on compact elevator components that can fit within the elevator hoistway and can eliminate the need for a machine-room, which releases rentable or usable space. During 2020, we continued to expand this product offering, launching Gen2 Prime in India and other developing countries for the low-rise, entry-level segment. Since its inception in 2000, Otis has sold over one million Gen2 units.

We enhance the effectiveness of our elevator solutions by offering our proprietary Compass destination dispatch management system. Compass groups passengers by their desired destination and directs them to an assigned car that minimizes waiting and ride time. The system's algorithms anticipate traffic demand within a building and improves traffic flow.

In addition to elevator solutions, we also offer escalators and moving walkways. With a range of finishes and aesthetics, Otis escalators integrate easily with building designs. Our smart design and features enhance sustainability and passenger safety, such as sensor-equipped escalators and moving walkways that efficiently run only when passengers approach, or operate at reduced speeds to conserve energy when there are no riders.

Our New Equipment customers include real-estate and building developers and general contractors who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We also sell New Equipment to government agencies to support infrastructure projects, such as airports, railways or metros. We generally sell directly to our customers through our New Equipment sales personnel. In China, due to the large and widespread nature of the customer base, our direct sales force is augmented by agents and distributors. We also rely on agents and distributors to sell our new equipment in certain countries and territories. Given the breadth of our customer base and the large number of customers to whom we deliver new equipment on an annual basis, we are not dependent on any single customer and do not have any material contracts with any single customer. Our network of agents and distributors is broad and geographically dispersed, and we do not rely on or have any material contracts with any single agent or distributor.

5

New Equipment customers typically engage with us at an early stage during the construction cycle. The timing of order placement depends on factors including project complexity and customer requirements. Elevator installation usually occurs midway through building construction.

Most New Equipment orders are delivered within 12 months of booking, though larger projects can take longer to deliver based on customer construction schedules. Component lead-time is generally not a constraining factor. When placing New Equipment orders, customers typically make an advance payment to cover costs including design and contract engineering. These advance payments are typically followed by periodic progress payments at specified milestones, such as delivery of materials at the job site and completion of installation and equipment commissioning. Installation is carried out by our installation technicians or through subcontractors, in which case we typically complete the final inspection and commissioning to ensure that our quality standards are met. Revenues are recognized based on percentage of completion. Once commissioned, New Equipment units are typically supported by a warranty for a limited period of time.

Service

Through our Service segment, we perform maintenance and repair services, as well as modernization services to upgrade elevators and escalators. We have a maintenance portfolio of over 2 million units globally, which includes Otis equipment manufactured and sold by us, as well as equipment from other original equipment manufacturers. Through our network of service sales personnel, we sell our services directly to customers in all significant elevator and escalator end-segments around the world. In 2020, our Service segment had net sales of $7.4 billion and operating profit of $1.6 billion.

Service customers typically comprise building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed. Customers securing services for elevators are frequently different from those who initially make purchasing decisions with respect to New Equipment solutions. With over 2 million maintenance units under contract globally, we have a wide range of customers in our Service segment and do not have any single material service contract. Contract duration depends on a number of factors, including customer needs, regulatory requirements and industry/geography dynamics. We work closely with our customers to renew these contracts as appropriate. Certain types of customers, such as those owning or operating large properties or portfolios of properties, tend to execute long-term maintenance agreements.

We grow our maintenance portfolio through conversion of newly installed units into maintenance contracts, through prospecting and winning units already in service from customers using another service provider and through acquisitions. Our Service sales personnel seek to win service contracts upon the expiration or termination of existing service contracts from customers by offering a superior value proposition through service excellence, an engaged and technically sophisticated group of field service technicians, a streamlined customer experience and strong elevator and escalator operating performance.

Our services include inspections, preventive maintenance offerings and other customized maintenance offerings tailored to meet customer needs. A basic maintenance contract provides for inspection consistent with local regulatory needs. We also provide customers with repair services to address equipment and component wear and tear, as well as breakdowns. We offer incremental, tiered maintenance and service offerings, with varying levels of coverage up to and including comprehensive component replacement coverage.

Similar to most other electro-mechanical equipment, elevators and escalators are subject to wear and tear, which over time erodes equipment functionality. As elevator equipment ages, we work with customers to help renew or refresh their elevators with modernization solutions that enhance equipment operation and improve building functionality. Modernization offerings can range from relatively simple upgrades of interior finishes and aesthetics to complex upgrades of larger components and sub-systems.

We provide our Service offerings to our customers through a global network of approximately 33,000 Service mechanics operating out of over 1,400 branches and offices typically located in close proximity to concentrations of customers. Our mechanics are critical to our ability to deliver a high level of service to our customers. Our OTISLINE operations provide personalized customer support 24/7. They receive customer service requests and assign and dispatch field technicians, as necessary, to respond to service requests. Our network of service parts centers, repair centers, and obsolescence management capabilities are key enablers to supporting customers by keeping their elevators and escalators in good working condition.

We are a pioneer in connected elevator and escalator units. Since 1985, we have installed and supported remote elevator monitoring, where elevators and escalators are connected to OTISLINE through telecommunication links. We have deep
6

experience in collecting, analyzing and implementing data from remotely monitored elevators, and developing insights to improve equipment operation. In 2020, we launched Otis ONE, an IoT solution providing active monitoring and cloud-based actionable analytics to our Otis experts, technicians and customers. Otis ONE provides real-time visibility of the entire portfolio, a range of health and diagnostic information and analytics to improve elevator up-time. This solution is proven to enhance customer satisfaction, improving retention, conversions and recaptures. By the end of 2020, we deployed and connected nearly 100,000 Otis ONE units, primarily in Europe. With the addition of the Otis ONE units, our total global portfolio of connected units is approximately 540,000 units as of December 31, 2020. In 2021, we will continue to innovate and expand our digital ecosystem and suite of digital solutions for both our existing service portfolio customers and for new equipment shipments from our factories.

Research and Development & Intellectual Property

Innovation is a fundamental characteristic of our history and is central to our strategy. For the year ended December 31, 2020, research and development ("R&D") expense was $152 million and 1.2% as a percentage of net sales. In addition to research and development expense, we made investments in digital and strategic initiatives of approximately $47 million, which in combination with research and development expense was 1.6% as a percentage of net sales for the year ended December 31, 2020.

We coordinate our R&D efforts globally through an operating model that sets global and local priorities based on customer and segment needs. We have several R&D centers and factories around the world, including major locations in China, India, France, Spain and the United States. The centers are strategically located close to concentrations of customers to enable efficient development of engineering solutions that can serve as global model products and adapt quickly and efficiently to local customer needs and local demographic and construction trends. We have approximately 1,300 engineers globally, with increasing focus on digital initiatives, software, design and user interface and the user experience.

We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to the Otis business to protect our R&D investments in products and services. We currently own approximately 3,000 globally issued patents, and we have approximately 3,100 patent applications pending globally, of which 2,500 applications were filed in the last three years. Our patents are primarily filed in Europe, the United States and Asia. We believe that our patents and trade secrets create a competitive advantage and that we have taken reasonable measures to build a portfolio of valid and enforceable intellectual property rights. However, these intellectual property rights might be challenged and could be found invalid or unenforceable. Loss of strategic patents and trade secrets could significantly affect our competitiveness. See "Item 1A. Risk Factors” in this Form 10-K for further discussion of intellectual property matters.

Joint Ventures and Non-Wholly Owned Subsidiaries

Our international strategic relationships, joint ventures and non-wholly owned subsidiaries are an important part of our business as they support our access to international markets and customers. Results of these entities are consolidated with our financial and operational results. In addition to China and Spain as discussed below, we also operate joint ventures in other countries, including Russia, Kuwait, Malaysia, Saudi Arabia and the United Arab Emirates.

China

We operate in China through two principal joint ventures: Otis Elevator (China) Investment Company Limited (“Otis China”) and Otis Electric Elevator Company Limited (“Otis Electric”). Otis China is a joint venture established in 1998 for the purpose of manufacturing, installing and servicing elevators, escalators and related equipment in China. We are a majority owner of Otis China, and Tianjin Tai Kang Investment Co. Ltd. (“Tianjin Tai Kang”) is our joint venture partner. Otis Electric, a subsidiary of Otis China, is a joint venture established in 1997 for the purpose of manufacturing, installing and servicing elevators, escalators and related equipment both in and outside China. Otis China owns a controlling equity stake in Otis Electric. Otis China’s partner in Otis Electric is Xizi Elevator Group Co.

7

Spain

We conduct our operations in Spain through Zardoya Otis S.A. (“Zardoya Otis”), which manufactures, installs and services elevators and elevator equipment in Spain, and exports elevator equipment it manufactures for installation by certain of our subsidiaries outside of Spain. Zardoya Otis’ shares are listed on the Madrid stock exchange, and the company is subject to the regulations of the Spanish Stock Exchange Market National Commission. We own a majority equity stake in Zardoya Otis, with Euro Syns S.A. owning a minority position and the remaining shares being held by public shareholders.

Competition

We operate in a global and highly competitive industry. Due to the global and localized nature of the industry, there are numerous participants of varying size that operate in our industry. According to industry estimates, there are several hundred participants that offer New Equipment solutions and several thousand participants that offer maintenance and service solutions. In both the New Equipment and Service segments, major competitors globally include KONE Oyj, Schindler Group and TK Elevator, while there are a number of additional competitors in the Asia Pacific region. Competitive dynamics vary significantly by segment and geography. In the Service segment, independent service providers and other small operators are significant competitors in most of our local geographies. We estimate small and independent service providers globally have an aggregate portfolio of about 50 percent of service units, but these small and independent service providers account for a smaller percentage of the service business when measured by value because of the types of units and level of maintenance covered by these providers.

There are several factors that determine competitiveness in the industry, including local codes and compliance requirements, customer preferences, price, reputation, delivery and execution, product quality, equipment performance, reliability and long-term service and product support. Our success in both our New Equipment and Service segments depends upon our ability to develop and market our products, services and solutions, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. We believe our global presence, local relationships and proven track record in executing complex elevator and escalator solutions contribute to our iconic brand, reputation and competitive position in the industry. We believe our business strategies sustain New Equipment growth, accelerate Service portfolio growth, advance the digitalization of Otis, and focus and empower the organization, will support our ability to successfully compete across the New Equipment and Service segments, and will help deliver sustainable earnings growth.

Compliance with Government Regulations

We conduct our business through subsidiaries and affiliates worldwide. Any changes in legislation or government policies impacting our industry, including with respect to employee safety, labor-related regulations, industrial equipment, licensing requirements, foreign ownership limitations and building and elevator safety codes, can affect our worldwide operations. We closely monitor local legislation and government policies in the locations in which we operate as they set the maintenance requirements for our customers.

In addition, our operations are subject to and affected by environmental regulations promulgated by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes and regulations for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our competitive position, cash flows, results of operations or financial condition.

U.S. laws, regulations, orders, and other measures concerning the export or re-export of products, software, services and technology to, and other trade-related activities involving, non-U.S. countries and parties affect the operations of Otis and its affiliates, as do those of other countries pertaining to similar matters.

For further discussion of risks related to environmental matters and other government regulations, see "Item 1A. Risk Factors” in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” "Note 2: Summary of Significant Accounting Policies" and "Note 21: Contingent Liabilities" to the Consolidated Financial Statements in our 2020 Annual Report.

8

Seasonality

Our business and operating results are generally not subject to significant fluctuations as a result of seasonality, although we have experienced lower New Equipment sales in Asia in the first calendar quarter, coinciding with Lunar New Year celebrations. In addition, we have also experienced lower New Equipment sales in the fourth quarter in China, due to a national holiday that occurs during the first week of October which may impact the relative mix of sales within the quarter.

Raw Materials and Supplies

Due to the global and distributed nature of our operations, we partner with a diverse network of several thousand suppliers globally. These include product and non-product suppliers, as well as subcontractors. We rely on approximately 500 key suppliers for our manufacturing supply chain.

Components and systems necessary to effectively complete our New Equipment projects, as well as to satisfy our maintenance and repair obligations, are often available from two or more sources within the industry. While we believe no single supplier is material to our business, some components or applications require particular specifications or qualifications. In those cases, there may be a single supplier or a limited number of suppliers that can readily provide such components, which could result in supply constraints or cost pressures due to an issue with such a supplier, including financial or operational difficulties or a contract dispute. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including the use of safety stock, alternative materials and qualification of multiple supply sources.

Although at times high prices for some raw materials important to our business have caused margin and cost pressures, we do not foresee near-term unavailability of materials, components or supplies that would have a material adverse effect on our competitive position, cash flows, results of operations or financial condition.

See "Item 1A. Risk Factors” section in this Form 10-K, for further discussion on the possible effects of the cost and availability of raw materials and risks associated with our supply chain.

Human Capital

As of December 31, 2020, our global workforce consists of approximately 69,000 employees divided as follows: 41% in Asia, 37% in Europe, the Middle East and Africa (“EMEA”) and 22% in the Americas.

Approximately 64% of our employees in the U.S. are covered by collective bargaining agreements. Outside of the U.S., our employees are represented by workers' councils or statutory labor unions as may be customary or required in those jurisdictions. While we strive to maintain good relationships with our employee representative bodies, our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force. The collective bargaining agreement for most of our bargaining unit employees in the U.S. was renewed without disruption in July 2017 and is set to expire in July 2022. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, we do not anticipate that the renegotiation of this contract in 2021-2022 will have a material adverse effect on our competitive position, cash flows, financial condition or results of operations. For a discussion of the effects of our restructuring actions on employment, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Note 16: Restructuring Costs" to the Consolidated Financial Statements included in 2020 Annual Report.

Safety and Health

Safety is one of the Otis Absolutes. For that reason, safety measures and indicators are regularly monitored by management and reported to our Board of Directors. To promote safety, we have a health and safety management system and regularly measure the effectiveness of our health and safety programs. We empower all of our employees and subcontractors with stop work authority if they perceive an unsafe condition or a behavior that may cause injury. We also seek to promote a culture where stop work authority can be freely exercised without the fear of retribution or retaliation, and a learning culture to enhance the quality and delivery of safety and technical training.

For employees to be effective, they need to be healthy. In 2020, with the added stress of the COVID-19 pandemic, we increased our efforts to improve our employees’ mental health by expanding employee assistance plan benefits and by bringing increased attention to the importance of mental health. We also covered the cost of COVID-19 testing and treatment for our
9

U.S. based employees and covered family members under our welfare plans and amended our 401(k) savings plan to enhance loan eligibility and repayment terms and to permit certain distributions. In response to the threats of the COVID-19 pandemic, we have, where possible, also offered remote work flexibility.

Training and Development

We strive to emphasize employee development and training, as we believe that individual and corporate success is driven by lifelong learning and by empowering employees. As a result, we provide a range of development and mentoring opportunities that vary based on an employee’s career stage and function. One of our flagship programs is “Otis University,” a global program that builds leadership and functional capabilities in sales, field, engineering, operations, and major projects. We are very proud of our “Employee Scholar Program,” which is a comprehensive, company-sponsored education program that allows employees to expand their skills through degree or certification programs. Since the program's inception in 1997, Otis, as a business unit of UTC and following the Separation, has supported Otis colleagues in receiving more than 5,000 degrees across 60 countries through an investment of over $90 million in the Employee Scholar Program.

Ensuring that we have access to trained technicians is very important to our business. Our mechanics receive extensive training to service and install equipment safely. This training, which is provided by Otis and our unions, consists of live, virtual, and on-the-job modules with experienced mechanics. To help us attract talent and provide us with a pipeline of trained mechanics in China, we have partnered with five technology schools in the country to offer the Otis Technology Academy. The students in the technology schools are provided with technical training, certifications, hands-on access to our equipment and an Otis apprenticeship period. We are also increasing the number of females in our mechanic population across the world in order to enhance diversity and to obtain access to a larger talent pool.

Commitment to Change

As a newly independent company, we aim to be an equal-opportunity employer of choice for people of broad perspectives and experiences, cultures, genders, races, and generations. We want to be a business whose workforce mirrors the diversity of our customers and the communities where we live and work and a place where every voice feels safe, welcomed and heard. To help us achieve these objectives, we made the following commitments:

•Conduct an independent review of our Company to uncover and eliminate biases affecting any colleagues in our hiring, compensation, professional development and other business practices;

•Accelerate anti-racism, unconscious bias and inclusion learning for colleagues at all levels of the organization and throughout their Otis careers;

•Create an advisory group, Perspectives on Inclusion, to ensure transparency and to hold us accountable for achieving measurable progress towards a diverse, inclusive culture;

•Amplify our ongoing commitment to STEM and vocational education, as we join with community and business partners to invest in and build a diverse talent pipeline;

•Make social justice and racial equality an integral part of our community giving, volunteerism and external reporting programs;

•Promote and expand mental health and well-being benefits, policies and practices to support our colleagues.

In addition, we believe that it is important for us to significantly increase the number of women we have in executive roles. In 2020, we joined the Paradigm for Parity coalition, pledging our commitment to establish gender parity across our leadership by 2030.

Engagement

We believe that engaged employees deliver better service to our customers. We measure engagement by conducting employee surveys two to three times a year. The results, which are reported to our Board of Directors and management, help us assess how our employees feel about working for us. We use the survey results to develop action plans to address areas of concern. The engagement surveys, which are confidential, cover topics such as safety, ethics, belonging, quality, company prospects, inclusion, empowerment, accountability and managerial effectiveness.
10

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Otis following the Separation, including the estimated costs associated with the Separation and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the timing and scope of future repurchases of Otis’ common stock ("Common Stock"), which, if commenced, may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
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
•the effect of changes in political conditions in the U.S., including the new U.S. Administration, and other countries in which Otis and its businesses operate, including the United Kingdom’s recent withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which Otis and its businesses operate, including changes as a result of the new U.S. Administration;
•the ability of Otis to retain and hire key personnel;
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things integration of acquired businesses into existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs;
•the expected benefits of the Separation and the timing thereof;
•a determination by the Internal Revenue Service and other tax authorities that the distribution or certain related transactions should be treated as taxable transactions;
•risks associated with indebtedness incurred as a result of financing transactions undertaken in connection with the Separation;
•the risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the Separation will exceed Otis’ estimates; and
11

•the impact of the Separation on Otis’ businesses, resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.

In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the headings "Note 1: Business Overview and Separation from United Technologies Corporation" and "Note 21: Contingent Liabilities", the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates" "Results of Operations" and "Liquidity and Financial Condition" in our 2020 Annual Report and the sections titled "Item 1. Business", "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in this Form 10-K. The forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to our Business

We may be affected by global economic, capital market and political conditions in general, and conditions in the construction and infrastructure industries in particular.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including global credit market conditions, levels of consumer and business confidence, commodity prices, raw material and energy costs, foreign currency exchange rates, interest rates, labor costs, levels of government spending and deficits, trade policies, tariffs and trade barriers, political conditions, regulatory changes, fluctuations in residential and commercial construction activity, pandemic health issues (see discussion of COVID-19 below), natural disasters, actual or anticipated default on sovereign debt, changes as a result of the new U.S. Administration and other challenges that could affect the global economy. These economic and political conditions affect businesses such as ours in a number of ways. In particular, a slowdown in building and remodeling activity or decreased public spending on infrastructure projects could adversely affect our financial performance.

Our business may be further impacted by the COVID-19 pandemic.

During 2020, COVID-19 spread throughout the world, resulting in widespread travel restrictions and extended shutdowns, occupancy limits or other restrictions of non-essential businesses, including construction and hospitality venues, impacting to various extents our factory operations, new equipment installations and access to units under maintenance. The ultimate impact of the COVID-19 pandemic on our business is uncertain at this time and will depend on future developments, including the availability, efficacy and distribution of various vaccines, but further prolonged closures or restrictions throughout the world or the further rollback of reopening measures due to the resurgence of COVID-19 cases and continued decreases in the general level of economic activity may further disrupt our operations and the operations of our suppliers, distributors and customers. Additionally, further tightening of credit in the capital markets could adversely affect our ability to access the capital markets or could result in a significant increase in our borrowing costs. COVID-19 has adversely affected and could further affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders for our products and services and/or payment delays or defaults. Similarly, COVID-19 has adversely affected and may further affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at anticipated cost. Additionally, it is unclear what longer term effects the virus will have on the global economy, including the commercial building industry. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

12

Our international operations subject us to risk as our results of operations may be adversely affected by changes in local and regional economic conditions, such as fluctuations in exchange rates, risks associated with government policies on international trade and investments, and risks associated with China and other emerging markets.

We conduct our business on a global basis, with approximately 73 percent of our 2020 net sales derived from international operations. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations, where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay for the materials used in our products. Though we engage in hedging strategies to manage foreign currency exposures in connection with certain cross-border transactions, our operating margins may be negatively impacted by currency fluctuations that result in higher costs or lower revenues for certain cross-border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, employment regulations and the repatriation of earnings. Government policies on international trade and investments such as import quotas, capital controls, punitive taxes or tariffs or similar trade barriers, whether imposed by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or services, or encumber our ability to manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements with the U.S. or countries where we sell large quantities of products and services, procure materials incorporated into our products, manufacture products or recruit and employ employees, including the new U.S. Administration, trade relations between the U.S. and China (as discussed below) and the U.K.’s recent withdrawal from the EU, could have a material adverse effect on our business, results of operations and financial condition, including our ability to recruit and retain employees or deploy certain employees to the geographies where their skills are best utilized. Our international sales and operations are also sensitive to changes in foreign nations’ priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries.

China is currently the largest end market for sales of new equipment in our industry, and sales in China represent over half of our global New Equipment net sales by unit volume. Changes to market and economic conditions in China, or an escalation of trade conflicts between the U.S. and China, may impact our ability to continue New Equipment net sales in China at rates consistent with prior years. Furthermore, as is the case in many countries where we operate, the legal and regulatory regime in China is evolving, and accordingly, we could, in the future, be required to comply with significant requirements unique to China in order to maintain access to Chinese markets.

We expect that sales to emerging markets will continue to account for a significant portion of our sales as those and other developing nations and regions around the world increase their demand for our products and services. A slowdown in urbanization in emerging countries, such as China or India, could adversely affect our financial performance. In addition, as part of our global business model, we operate in certain countries, including Argentina, Brazil, China, India, Indonesia, Mexico, Poland, Russia, South Africa, Ukraine, Turkey and countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. Our emerging market operations can present many risks, including cultural differences (such as employment and business practices), compliance risks, economic and government instability, currency fluctuations, and the imposition of foreign exchange and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

13

We use a variety of raw materials, supplier-provided parts, components, sub-systems and third-party manufacturing services in our business, and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers (including third-party manufacturers) and commodity markets to secure the raw materials and components used in our products exposes us to volatility in the prices and availability of these materials. Issues with suppliers (such as a disruption in deliveries, capacity constraints, production disruptions, quality issues and supplier closings or bankruptcies), price increases or decreased availability of raw materials or commodities could have a material adverse effect on our ability to meet our commitments to customers, could damage our reputation or could increase our operating costs, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Adverse changes in our relationships with, or the financial condition, performance or purchasing patterns of, key distributors and agents could adversely affect us.

Certain of our businesses sell a significant amount of their products to key distributors and agents, particularly in China, that have valuable relationships with customers. Some of these distributors and agents also sell our competitors’ products, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, or compliance practices, could adversely affect our reputation, competitive position, results of operations, cash flows or financial condition.

We design, manufacture, install and service products that incorporate advanced technologies; the introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated.

We seek to grow our business through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in technologies, products and services. Our ability to realize the anticipated benefits of our technological advancements, such as the development and execution of advanced digital technologies for the benefit of our New Equipment or Service segment or the development of new products depend on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; validation of innovative technologies; and customer interest in new technologies and products and acceptance of products we manufacture or that incorporate technologies we develop.

Our research and development efforts may not result in innovative products or services that incorporate new technologies for our New Equipment and Service segments, or products or services being developed on a timely basis or that meet the needs of our customers as effectively as competitive offerings. In addition, the markets for our products or services, or products that incorporate our technologies, may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or divert resources from other projects. If we are unable to successfully develop and timely introduce new products, services and technologies, our competitors may develop competing technologies that gain market acceptance in advance of or instead of our products or services. The possibility also exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We operate in a competitive environment and our profitability depends on our ability to accurately estimate the costs and timing of providing our products and services.

Our contracts are typically awarded on a competitive basis. Our quotations and bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a new equipment order, or the extent of required maintenance pursuant to a service contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages if we do not perform in accordance
14

with the contract. As a result of these and other factors, we may not be able to provide products and services at competitive prices while maintaining anticipated levels of profitability, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our debt levels and related debt service obligations could have negative consequences; we may need additional debt or equity financing in the future to meet our capital needs, and such financing may not be available on favorable terms, if at all, due to changes in global capital markets, our financial performance or outlook or our credit ratings and may be dilutive to existing shareholders.

As of December 31, 2020, we had $5.3 billion outstanding long-term debt on a consolidated basis and approximately $701 million of short-term debt. Our debt level and related debt service obligations could have negative consequences, including, among others:
•requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce funds we have available for other purposes, such as acquisitions and reinvestment in our businesses;
•reducing our flexibility in planning for or reacting to changes in our business and market conditions; and
•exposing us to interest rate risk because a portion of our debt obligations are at variable rates.

We may need additional financing for general corporate purposes. For example, we may need funds to increase our investment in research and development activities, to refinance or repay existing debt, or to make a strategic acquisition. We may be unable to obtain additional financing on terms favorable to us, if at all. Volatility in the world financial markets, including as a result of the COVID-19 pandemic, could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or services, or in the solvency of our customers, suppliers or distributors or other significantly unfavorable changes in economic conditions.

Otis has been issued an investment grade credit rating from each of Moody’s Investor Services, Inc. and Standard & Poor’s. There can be no assurance that we will be able to maintain our credit ratings, and any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or similar announcement, could increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper, require the posting of additional collateral under our derivative contracts, or otherwise have a negative impact on our liquidity, capital position and access to the capital markets.

If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. And if we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.

Quarterly cash dividends and share repurchases, if commenced, may be discontinued, accelerated or modified, are subject to a number of uncertainties and may affect the price of Common Stock.

Quarterly cash dividends are a component of our capital allocation strategy, which we fund with operating free cash flow, borrowings and divestitures. We also have authority to repurchase our shares under a share repurchase program, which we have not exercised as of December 31, 2020. In general, dividends and share repurchases, if commenced, may be discontinued, accelerated, suspended or delayed at any time without prior notice. Furthermore, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the price of Common Stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. The reduction or elimination of our cash dividend or share repurchase program could adversely affect the market price of Common Stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program's effectiveness.

See "Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Form 10-K for more information regarding our share repurchase program.
15

We engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of businesses from, our current operations; therefore, we may not realize the anticipated benefits of these acquisitions and divestitures.

We seek to grow through strategic acquisitions in addition to internal growth. Our due diligence reviews in connection with our acquisitions may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), antitrust, anti-collusion or other anti-corruption laws in non-U.S. jurisdictions. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, as well as expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may incur unexpected costs associated with labor law, tax or pension matters or to bring acquired assets up to our operating standards. We may encounter difficulties in integrating acquired businesses with our operations, applying our internal controls to these acquired businesses or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

We also make strategic divestitures from time to time. Our divestitures may result in continued financial exposure to the divested businesses, such as through guarantees, other financial arrangements, continued supply and services arrangements, and environmental and product liability claims, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations being imposed on us that could have a material adverse effect on our competitive position, cash flows, results of operations or financial condition.

For constraints on mergers and acquisition activity after the completion of the distribution, see “Risk Factors—Risks Related to the Separation” below.

We are party to joint ventures and other strategic alliances, which may not be successful and may expose us to special risks and restrictions.

Our business operations depend on various strategic alliances and joint ventures. In certain regions, we operate our business through joint venture relationships or non-wholly owned subsidiaries, including: Otis Electric Elevator Company Limited and Otis Elevator (China) Investment Limited in China; and Zardoya Otis, a publicly traded company whose shares are listed on the Madrid Stock Exchange, in Spain. A significant downturn or deterioration in the business or financial condition of a joint venture partner could affect our results of operations in a particular period. Our joint ventures may experience labor strikes, diminished liquidity or credit unavailability, weak demand for products, delays in the launch of new products or other difficulties in their businesses. Changes in local government laws, regulations and policies, including those related to investments and limitations on foreign ownership of businesses, could adversely impact our ability to participate in and operate our joint ventures, or could result in changes to the ownership structure or allocation of rights in our joint ventures. If we are not successful in maintaining our joint ventures and other strategic partnerships, our financial condition, results of operations and cash flows may be adversely affected.

Joint ventures, strategic alliances and non-wholly owned subsidiaries inherently involve special risks. Whether or not we hold a majority interest or maintain operational control in such arrangements, our partners or other shareholders may (1) have economic or business interests or goals that are inconsistent with or contrary to ours, (2) exercise veto or other rights, to the extent available, to block actions that we believe to be in our or the joint venture’s, strategic alliance’s or non-wholly owned subsidiary’s best interests, (3) take action contrary to our policies or objectives with respect to our investments or business or (4) be unable or unwilling (including as a result of financial or other difficulties) to fulfill their obligations, such as contributing capital to expansion or maintenance projects, under the joint venture, strategic alliance or other agreement. There can be no assurance that any particular joint venture or strategic alliance will be beneficial to us.

We are subject to litigation, product safety and other legal and compliance risks.

We are subject to a variety of litigation, legal and compliance risks. These risks relate to, among other things, product safety, personal injuries, intellectual property rights, contract-related claims, taxes, environmental matters, competition laws and laws governing improper business practices. We could be charged with wrongdoing in connection with such matters. If
16

convicted or found liable, we could be subject to significant fines, penalties, repayments and other damages (in certain cases, treble damages).

As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses or changes to business operations that could impact our ability to sell our products and services or sell them at expected profit levels. Uncertainty relating to those laws or regulations may also affect how we operate, structure our investments and enforce our rights.

Product and general liability claims (including claims related to the safety, reliability or maintenance of our products) and accident risks during the production, installation, maintenance and use of our products can result in significant costs, including settlements, punitive damages and other risks such as damage to our reputation, negative publicity and management distraction, which could reduce demand for our products and services.

In addition, the FCPA and other anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under certain anti-corruption laws, companies also may be held liable for the actions of partners or representatives. Certain of our customer relationships are with governmental entities and are, therefore, subject to the FCPA and other anti-corruption laws. Despite meaningful measures that we undertake to seek to ensure lawful conduct, which include training and internal controls, we may not always be able to prevent our employees, partners, joint ventures, agents or distributors from violating the FCPA or other anti-corruption laws. As a result, we could be subject to criminal and civil penalties, disgorgement, changes or enhancements to our compliance measures that could increase our costs, decrease our access to certain sales channels, personnel changes or other remedial actions. Prior to the Separation, UTC, including Otis, was subject to a formal investigation by the SEC related to alleged violations of anti-corruption laws, which resulted in a Settlement Order in which our former parent UTC paid a civil penalty related to certain activities in our business in Russia, China and Kuwait, as well as activities in another UTC business.

Moreover, we are subject to antitrust and anti-collusion laws, including mandatory supply laws and bidding regulations, in various jurisdictions throughout the world. Changes in these laws or their interpretation, administration and/or enforcement may occur over time, and any such changes may limit our future acquisitions or operations, or result in changes to our strategies, sales and distribution structures or other business practices. We are subject to ongoing claims related to alleged violations of anti-collusion laws in certain European countries, where we are subject to claims for overcharges on elevators and escalators related to civil cartel cases. Though we have implemented policies, controls and other measures to prevent collusion or anti-competitive behavior, our controls may not always be effective in preventing our employees, partners, joint ventures, agents or distributors from violating antitrust or anti-collusion laws.

Violations of FCPA, antitrust or other anti-corruption or anti-collusion laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We also must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the Export Administration Regulations administered by the Department of Commerce and embargoes and sanctions regulations administered by the Department of the Treasury. In addition, U.S. foreign policy may restrict or prohibit business dealings with certain individuals, entities or countries; changes in these prohibitions can happen suddenly and could result in a material adverse effect on our operations.

For a description of current material legal proceedings, see "Note 21: Contingent Liabilities" to the Consolidated Financial Statements in our 2020 Annual Report.

Our defined benefit Pension plans are subject to financial market risk that could adversely affect our results.

The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See "Note 13: Employee Benefit Plans" to the Consolidated Financial Statements in our 2020 Annual Report for further discussion on pension plans and related obligations and contingencies.
17

Information security, data privacy and identity protection may require significant resources and present certain risks to our business, reputation and financial condition.

We collect, store, have access to and otherwise process certain confidential or sensitive data that may be subject to data privacy and cybersecurity laws, regulations or customer-imposed controls, including proprietary business information, personal data and other information. We also develop products that may in certain cases collect, store, have access to, and otherwise process certain confidential or sensitive data of our customers who purchase and use such products either separately or as a part of another product or system. Although we seek to protect such data and design our products to enable our customers to use them while complying with applicable data privacy and cybersecurity laws and/or customer-imposed controls, both our internal systems and products may be vulnerable to hacking or other cyber-attacks, material security breaches, theft, programming errors or employee errors, which could lead to the compromise of such data, unauthorized access, use, disclosure, modification or destruction of information, improper use of our systems, software solutions or networks, defective products, production downtimes and/or operational disruptions in violation of applicable law and/or contractual obligations. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, distributors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the imaging, software, security and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to select products and services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales. In addition, because of the global nature of our business, both our internal systems and products must comply with the applicable laws, regulations and standards in a number of jurisdictions, and government enforcement actions and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any of the foregoing factors could result in reputational damage or civil or governmental proceedings, which could result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our business and financial performance depend on continued substantial investment in information technology infrastructure, which may not yield anticipated benefits, and may be adversely affected by cyber-attacks on information technology infrastructure and products and other business disruptions.

The efficient operation of our business will require continued substantial investment in technology infrastructure systems, including shifting from virtual private networks to cloud-based networks, and we must attract and retain qualified people to operate these systems, expand and improve them, integrate new systems effectively and efficiently convert to new systems when required. An inability to fund, acquire and implement these systems might impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which could put us at a competitive disadvantage and negatively impact our financial results. Repeated or prolonged interruptions of service due to problems with our systems or third-party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Furthermore, we are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. Failure to design, develop and implement new technology infrastructure systems in an effective and timely manner, or to adequately invest in and maintain these systems, could result in the diversion of management’s attention and resources and could materially adversely affect our operating results, competitive position and ability to efficiently manage our business. Our existing information systems may become obsolete, requiring us to transition our systems to a new platform. Such a transition could be time consuming, costly and damaging to our competitive position, and could require additional management resources. Failure to implement and deploy new systems or replacement systems on the schedules anticipated, could materially adversely affect our operating results. See “Risk Factors—Risks Related to the Separation” below for a discussion of risks associated with transitioning our IT infrastructure systems under the TSA .

In addition, our business may be impacted by disruptions to our own or third-party information technology (“IT”) infrastructure, which could result from (among other causes) cyber-attacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include attacks on our IT infrastructure, as well as attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are installed into third-party products, facilities or infrastructure. Such attacks could disrupt our business operations, our systems or those of third parties, and could impact the ability of our products to work as intended. We have experienced cyber-based attacks, and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our
18

protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result of a cyber-attack, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations or ability to provide products and services to our customers; destruction or corruption of data; security breaches; manipulation or improper use of our or third-party systems, networks or products; financial losses from remedial actions, loss of business, potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our competitive position, results of operations, cash flows or financial condition.

There can be no assurance that our systems will not fail or experience disruptions, and any significant failure or disruption of these systems could prevent us from making sales, ordering supplies, delivering products, providing functional products and otherwise conducting our business.

We depend on our intellectual property, and have access to certain intellectual property and information of our customers, suppliers and distributors; infringement or failure to protect our intellectual property could adversely affect our future growth and success.

We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, customer and supplier agreements, license agreements, information technology security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights also may be limited. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent the sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership or necessary licenses concerning, data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. Any of these events or factors could subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Additional tax expense or additional tax exposures could affect our future profitability.

We are subject to income taxes in the United States and various international jurisdictions. Changes to tax laws and regulations, including as a result of the new U.S. Administration, as well as changes and conflicts in related interpretations or other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. In addition, governmental authorities in various jurisdictions could launch new examinations and expand existing examinations. The global and diverse nature of our operations means that these risks will continue and additional examinations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of examinations, proceedings and contingencies that cannot be predicted with certainty.

See “Business Overview,” “Results of Operations - Income Taxes” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” "Note 2: Significant Accounting Policies" and "Note 15: Income Taxes" to the Consolidated Financial Statements in our 2020 Annual Report, for further discussion on income taxes and related contingencies, including our accounting and assessment of the effect of the Tax Cuts and Jobs Act ("TCJA").

19

We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability may be hurt or our business otherwise might be adversely affected.

In order to operate more efficiently and cost effectively, we may adjust employment, optimize our footprint or undertake other restructuring activities. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage restructuring activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unfavorable political responses, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale, the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions, otherwise harm our business or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Risks Related to Our Common Stock

Anti-takeover provisions could enable our Board of Directors to resist a takeover attempt by a third party and limit the power of our shareholders.

Otis’ amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Otis’ Board of Directors rather than to attempt a hostile takeover. These provisions include, among others, (1) the ability of our remaining directors to fill vacancies on Otis’ Board of Directors (except in an instance where a director is removed by shareholders and the resulting vacancy is filled by shareholders); (2) limitations on shareholders’ ability to call a special shareholder meeting; (3) rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings; and (4) the right of Otis’ Board of Directors to issue preferred stock without shareholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15 percent of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Otis’ Board of Directors and by providing Otis’ Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make Otis immune from takeovers; however, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that Otis’ Board of Directors determines is not in the best interests of Otis and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or issuance of our stock could trigger the application of Section 355(e) of the Internal Revenue Code ("Code"), causing the distribution of Common Stock pursuant to the Separation to be taxable to RTX. Under the TMA, we would be required to indemnify RTX for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that our shareholders may consider favorable.

Our amended and restated bylaws designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against Otis and our directors and officers.

Otis’ amended and restated bylaws provide that unless Otis’ Board of Directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Otis, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of Otis to Otis or its shareholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against Otis or any current or former director or officer or other employee of Otis arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving Otis governed by the internal affairs doctrine, or any action
20

asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

To the fullest extent permitted by law, this exclusive forum provision applies to state and federal law claims, including claims under the federal securities laws, including the Securities Exchange Act of 1934, as amended ("Exchange Act"), although Otis shareholders will not be deemed to have waived Otis’ compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims subject to exclusive federal jurisdiction, a court could find the exclusive forum provision contained in the amended and restated bylaws to be inapplicable or unenforceable.

This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with Otis or our directors or officers, which may discourage such lawsuits against Otis and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

Risks Related to the Separation

Our historical information is not necessarily indicative of the results that we will achieve as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information in this Form 10-K and our 2020 Annual Report for the periods prior to the Separation is derived from the combined financial statements and accounting records of our former parent UTC and is based on a number of estimates and assumptions. Accordingly, such historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we will achieve as a separate, publicly traded company. Prior to the Separation, our business had been operated by UTC as part of its broader corporate organization, rather than as an independent company. As part of our former parent UTC, we were able to enjoy certain benefits from UTC’s operating diversity, purchasing power and opportunities to pursue integrated strategies with UTC’s other businesses. Additionally, UTC or one of its affiliates performed or helped perform various corporate functions for us, such as accounting, auditing, tax, legal, human resources, investor relations, risk management, treasury and other general and administrative functions. Our historical and pro forma financial results reflect allocations of corporate expenses from UTC for such functions, which are likely to be less than the expenses we will incur as a separate publicly traded company. In addition, the diversification of our sales, costs, and cash flows have diminished as a stand-alone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, and service debt may be diminished and we are no longer able to use cash flow from UTC's other businesses as part of its centralized cash management systems to fund our investments and operations. Accordingly, for these reasons, as well as the additional Risks Related to the Separation noted below, we may not achieve the expected benefits of the Separation.

As a result of the Separation, certain members of management, directors and shareholders may own stock in RTX, Otis and Carrier, and as a result may face actual or potential conflicts of interest.

Management and directors of each of RTX, Otis and Carrier may own common stock in all three companies as a result of the Separation. This ownership overlap could create, or appear to create, potential conflicts of interest when the management and directors of one company face decisions that could have different implications for themselves and the other two companies. For example, potential conflicts of interest could arise in connection with the resolution of any dispute regarding the terms of the agreements governing the separation and Otis’ relationship with RTX and Carrier thereafter.

We could experience temporary interruptions in business operations and incur additional costs as we further develop information technology infrastructure and transition our data to our stand-alone systems.

We are in the process of finalizing development of an IT infrastructure and systems to support our critical business functions, including accounting and reporting, in order to replace many of the systems and functions our former parent UTC previously provided or currently provides under the TSA. We may experience temporary interruptions in business operations if we cannot transition effectively to our own stand-alone systems and functions, which could disrupt our business operations and have a material adverse effect on our profitability.
21

We may not be able to engage in desirable capital-raising or strategic transactions as a result of the Separation and the related TMA.

Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its shareholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. To preserve the tax-free treatment of the Separation, and in addition to Otis’ indemnity obligation described below, the TMA restricts us, for the two-year period following the Separation, except in specific circumstances, from (1) entering into any transaction pursuant to which all or a portion of the shares of Otis stock would be acquired, whether by merger or otherwise; (2) issuing equity securities beyond certain thresholds; (3) repurchasing shares of Otis stock other than in certain open-market transactions; and (4) ceasing to actively conduct certain of our businesses. The TMA also prohibits us from taking or failing to take any other action that would prevent the Separation and certain related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code or for applicable non-U.S. income tax purposes. Further, the TMA imposes similar restrictions on us and our subsidiaries during the two-year period following the Separation that are intended to prevent certain transactions undertaken as part of the internal reorganization from failing to qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code or for applicable non-U.S. income tax purposes. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, repurchases or other transactions that we may otherwise believe to be in the best interests of our shareholders or that might increase the value of our business.

In connection with the Separation, each of RTX, Otis and Carrier agreed to indemnify the other parties for certain liabilities. If we are required to pay under these indemnities to RTX and/or Carrier, our financial results could be negatively impacted. Also, the RTX or Carrier indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which RTX and Carrier are allocated responsibility, and RTX and/or Carrier may not be able to satisfy their respective indemnification obligations in the future.

Pursuant to the Separation Agreement, the TMA and the EMA, each party agreed to indemnify the other parties for certain liabilities. Indemnities that we may be required to provide RTX and/or Carrier are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that RTX and/or Carrier has agreed to retain. The indemnities from RTX and Carrier for our benefit may not be sufficient to protect us against the full amount of such liabilities, and RTX and/or Carrier may not be able to fully satisfy their respective indemnification obligations. Any amounts we are required to pay pursuant to such indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Moreover, even if we ultimately succeed in recovering from RTX or Carrier, as applicable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

If the Separation, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, including as a result of subsequent acquisitions of our stock or the stock of RTX, we, as well as RTX, Carrier, and RTX's shareholders, could be subject to significant tax liabilities. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, we, as well as RTX and Carrier could be subject to significant tax liabilities. In certain circumstances, we could be required to indemnify RTX for material taxes and other related amounts pursuant to indemnification obligations under the TMA.

In connection the Separation, our former parent UTC received a ruling from the IRS regarding certain U.S. federal income tax matters relating to the Separation and an opinion of outside counsel regarding the qualification of certain elements of the Separation under Section 355 of the Code. The IRS ruling and the opinion of counsel were based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of UTC (and RTX), Otis and Carrier, including those relating to the past and future conduct of UTC (and RTX), Otis and Carrier. Notwithstanding receipt of the IRS ruling and the opinion of counsel, the IRS could determine that the Separation and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS ruling or the opinion of counsel was based were inaccurate or have not been complied with. In addition, the IRS ruling does not address all of the issues that are relevant to determining whether the Separation, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion of counsel represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding
22

receipt by UTC of the IRS ruling and the opinion of counsel, there can be no assurance that the IRS will not assert that the Separation and/or certain related transactions did not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge.

If the distribution of Common Stock pursuant to the Separation were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, RTX would recognize a taxable gain as if it had sold the Common Stock in a taxable sale for its fair market value, and RTX shareholders who received Common Stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the distribution of Common Stock pursuant to the Separation were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, it may result in taxable gain to RTX (but not its shareholders) under Section 355(e) of the Code if the Separation were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in RTX or Otis. For this purpose, any acquisitions of RTX or Otis shares within the period beginning two years before the distribution of Common Stock pursuant to the Separation and ending two years after such distribution are presumed to be part of such a plan, although RTX or Otis may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable Treasury Regulations).

In addition, in connection with and prior to the Separation, UTC and its subsidiaries completed various internal reorganization transactions. With respect to certain transactions undertaken as part of the internal reorganization, UTC obtained tax rulings in certain non-U.S. jurisdictions and/or opinions of external tax advisors, in each case, regarding the tax treatment of such transactions. Such tax rulings and opinions were based upon and relied on, among other things, various facts and assumptions, as well as certain representations (including with respect to certain valuation matters relating to the internal reorganization), statements and undertakings of UTC (and RTX), Otis, Carrier or their respective subsidiaries. If any of these representations or statements were, or become, inaccurate or incomplete, or if RTX, Otis, Carrier or any of their respective subsidiaries do not fulfill or otherwise comply with any such undertakings or covenants, such tax rulings and/or opinions may be invalid or the conclusions reached therein could be jeopardized. Further, notwithstanding receipt of any such tax rulings and/or opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant transactions differs from the conclusions reached in the relevant tax rulings and/or opinions. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant transaction, we, as well as RTX and Carrier could be subject to significant tax liabilities.

Under the TMA, Otis generally is required to indemnify RTX and Carrier for any taxes resulting from the Separation and certain related transactions (and any related costs and other damages) to the extent such amounts resulted from (1) an acquisition of all or a portion of the equity securities or assets of Otis, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) other actions or failures to act by Otis or (3) certain of Otis’ representations, covenants or undertakings contained in any of the separation-related agreements and documents or in any documents relating to the IRS ruling and/or the opinion of counsel being incorrect or violated. Further, under the TMA, we generally are required to indemnify RTX and Carrier for a specified portion of any taxes (and any related costs and other damages) (a) arising as a result of the failure of the Separation and certain related transactions to qualify as a transaction that is generally tax-free (including as a result of Section 355(e) of the Code) or a failure of any internal separation transaction that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts do not result from a disqualifying action by, or acquisition of equity securities of, Otis, Carrier or RTX or (b) arising from an adjustment, pursuant to an audit or other tax proceeding, with respect to any transaction undertaken in connection with the Separation that is not intended to qualify as a transaction that is generally tax-free. Any such indemnity obligations could be material.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and results of operations.

In connection with the Separation, our former parent UTC undertook several corporate reorganization transactions involving its subsidiaries, which, including the Separation of Otis, may be subject to various fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation, any entity involved in these reorganization transactions or the separation: (1) was insolvent, was rendered insolvent by reason of the separation, or had remaining assets constituting unreasonably small capital, and (2) received less than fair consideration in connection with the reorganization; or intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the Separation, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareholders to return to RTX some or all of the shares of the Common Stock issued in the distribution, or require RTX or Otis, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency would vary
23

depending upon the jurisdiction and the applicable law. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities (including the probable amount of contingent liabilities), or if it incurred debt beyond its ability to repay the debt as it matures. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Otis or any of its subsidiaries were solvent at the time of or after giving effect to the distribution.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a direct physical presence in approximately 80 countries with an overall property portfolio comprising approximately 16 million square feet of space. We have approximately 2,300 facilities, over 90 percent of which are leased and approximately 47 percent, 38 percent and 15 percent of which are located in EMEA, Asia Pacific and the Americas, respectively. We operate over 1,400 branches and offices, 11 R&D centers and 18 manufacturing facilities globally. Our principal manufacturing facilities are located across Brazil, China, Czech Republic, France, India, Korea, Russia, Spain, and the United States, of which 10 are owned. Our principal R&D centers are located in China, the United States, India, France, Germany, Japan and Spain. Our branches and R&D centers typically support both our New Equipment and Service segments.

Our fixed assets as of December 31, 2020 include manufacturing facilities and non-manufacturing facilities, such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2020 are substantially in good operating condition.

Item 3. Legal Proceedings

For a discussion regarding material legal proceedings, see "Note 21, Contingent Liabilities" to the Consolidated Financial Statements in our 2020 Annual Report.

Item 4. Mine Safety Disclosures

None.
24

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol "OTIS". There were approximately 26,400 registered shareholders at January 31, 2021. The Performance Graph appearing in our 2020 Annual Report, filed as Exhibit 13 to this Form 10-K, contains the following data relating to our Common Stock: cumulative shareholder return. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of Common Stock. Under this program, shares may be purchased on the open market, in privately negotiated transactions, or under accelerated share repurchase programs under plans complying with rules 10b5-1 and 10b-18 under the Exchange Act. We did not repurchase any shares under the program in 2020 as we focused on deleveraging following the Separation.

Item 6.    Selected Financial Data

The Five-Year Summary appearing in our 2020 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference. See "Notes to Consolidated Financial Statements" in our 2020 Annual Report for a description of the Separation from UTC and any accounting changes materially affecting the comparability of the information reflected in the Five-Year Summary.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the heading "Market Risk and Risk Management" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report, and under the headings "Foreign Exchange Exposures" and "Derivatives and Hedging Activity" in "Note 2: Summary of Accounting Policies," as well as "Note 17: Financial Instruments" to the Consolidated Financial Statements in our 2020 Annual Report, filed as Exhibit 13 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The 2020 and 2019 Consolidated Balance Sheets, and other consolidated financial statements for the years ended 2020, 2019 and 2018, together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 2021 in our 2020 Annual Report are incorporated herein by reference. The 2020 and 2019 unaudited Selected Quarterly Financial Data appearing in our 2020 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

25

Item 9A. Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in our 2020 Annual Report.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareholders titled "Corporate governance" (under the subheadings "Proposal 1: Election of directors", "Our board nominees", and "Our leadership and board structure" (including under the subheading "Board committees")).

26

Information about our Executive Officers

The following persons are executive officers of Otis Worldwide Corporation:

Name	Position	Other Business Experience Since 1/1/2016	Age as of 2/5/2021

Bernardo Calleja Fernandez	President, Otis EMEA (since November 2020)	President of Otis South Europe & Africa, Otis; President, Otis South Europe & Turkey, Otis	58
James F. Cramer	President, Otis Americas (since June 2020)	Regional Vice President, U.S. Western Region, Otis	56
Rahul Ghai	Executive Vice President and Chief Financial Officer (since April 2020)	Vice President and Chief Financial Officer, Otis; Senior Vice President and Chief Financial Officer, Harris Corporation	49
Laurie P. Havanec*	Executive Vice President and Chief People Officer (since April 2020)	Corporate Vice President, Talent, UTC; Chief Human Resources Officer, Institution Businesses, Aetna, Inc.	60
Christopher J. Kearney	Executive Chairman (since April 2020)	Non-Executive Chairman, SPX FLOW, Inc.	65
Nora E. LaFreniere	Executive Vice President, Chief General Counsel & Corporate Secretary (since April 2020)	Vice President and General Counsel, Otis	49
Judith F. Marks	President and Chief Executive Officer (since April 2020)	President, Otis; Chief Executive Officer, Siemens USA and Dresser-Rand (a Siemens company); Executive Vice President, New Equipment Solutions, Dresser-Rand	57
Stephane de Montlivault	President, Otis Asia Pacific (since April 2020)	President, Otis Asia Pacific; President, Otis Northeast Asia, Otis President, Northeast Asia and President of Nippon Otis Elevator Company	61
Michael P. Ryan	Vice President and Chief Accounting Officer (since April 2020)	Vice President and Assistant Controller, UTC; and Executive Director, Corporate Accounting and Controls, UTC	51
Peiming Zheng (Perry)	President, Otis China (April 2020)	President, Otis China; President, Business & Industrial Systems China, Otis	53

All of the officers serve at the pleasure of the Board of Directors of Otis Worldwide Corporation.

* As previously disclosed, Ms. Havanec provided the Company with notice of her intent to leave the Company on February 5, 2021.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareholders titled "Other important information" under the subheading "Delinquent section 16(a) reports." We have adopted a code of ethics, the Otis Absolutes, that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.otis.com/How-We-Work/Ethics-And-Compliance/Pages/Default.aspx. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and
27

the charters of our Board of Directors’ Audit Committee, Compensation Committee and Nominations and Governance Committee are available on our website at http://www.otis.com/Who-We-Are/Corporate-Governance/Pages/default.aspx. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Otis Worldwide Corporation, One Carrier Place, Investor Relations, Farmington, CT 06032.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareholders titled "Executive compensation," "Compensation of directors" and "Report of the compensation committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareholders titled "Other important information" under the subheading "Share ownership" (“Beneficial stock ownership of directors and executive officers" and certain beneficial owners”).

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 concerning Common Stock issuable under Otis’ equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by shareholders	3,825,504	(1)	$60.41	27,938,146	(2)
Equity compensation plans not approved by shareholders	-		-	-

(1) Consists of the following issuable shares of Common Stock awarded under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan ("LTIP"): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights ("SARs"); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 9,391 shares of Common Stock could be issued if performance goals are achieved above target); and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units and restricted stock units under the Otis Worldwide Corporation Board of Directors Stock Unit Plan. Under the LTIP, each SAR is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs, we have used the New York Stock Exchange ("NYSE") closing price for a share of Common Stock on December 31, 2020 of $67.55. The weighted-average exercise price shown in the column above takes into account only the shares identified in clauses (i) and (ii).

(2) Represents the maximum number of shares of Common Stock available to be awarded under the LTIP as of December 31, 2020. Performance share units and restricted stock units ("Full Share Awards") will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP in an amount equal to twice the number of shares to which the award corresponds under the terms of the LTIP. Stock options and SARs do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareholders titled "Corporate governance" under the subheading "Our board nominees" (including under the subheading "Director independence") and "Other important information" (under the subheading "Transactions with related persons").
28

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareholders titled "Appoint an independent auditor for 2021," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."
29

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedules and Exhibits

1.Financial Statements (incorporated herein by reference to the 2020 Annual Report):

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

2.Financial Statement Schedule for the three years ended December 31, 2020:

Page Number in Form 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	I
SCHEDULE II — Valuation and Qualifying Accounts	II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation, incorporated by reference to Exhibit 2.1 of the Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

3.1
Amended and Restated Certificate of Incorporation of Otis Worldwide Corporation, incorporated by reference to Exhibit 3.1(b) of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020.

30

Exhibit Number	Exhibit Description
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

4.4	Description of Securities*

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

31

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

10.22
Legacy United Technologies Corporation Executive Leadership Group Agreements, incorporated by reference to Exhibit 10.19 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

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

32

Exhibit Number	Exhibit Description
10.30
Annual Compensation Distribution Election Form for the Otis Worldwide Corporation Board of Directors Deferred Stock Unit Plan (referenced in Exhibit 10.10 above), incorporated by reference to Exhibit 10.5 to Otis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission file number 001-39221) filed with the SEC on July 31, 2020.

10.31
Executive Separation Agreement made as of July 30, 2020, incorporated by reference to Exhibit 10.6 to Otis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission file number 001-39221) filed with the SEC on July 31, 2020.

10.32
Otis Worldwide Corporation Executive Leadership Group Severance Plan, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 18, 2020.

10.33	Letter of Assignment for Peiming (Perry) Zheng, effective January 1, 2021.*

10.34	Employment Contract (Foreign National or Hong Kong, Macao or Taiwan Resident) for Peiming (Perry) Zheng, effective January 1, 2021.*

10.35
Revolving Credit Agreement, dated February 10, 2020, among Otis Worldwide Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.30 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020.

10.36
First Amendment dated as of September 4, 2020, to Revolving Credit Agreement, dated February 10, 2020, among Otis Worldwide Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A. (referenced in Exhibit 10.33 above), incorporated by reference to Exhibit 10.1 to Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-39221) filed with the SEC on October 28, 2020.

13	Excerpt from Otis' 2020 Annual Report to Shareholders for the year ended December 31, 2020 (following Schedule II in this Form 10-K).

14	The Otis Absolutes. The Otis Absolutes may be accessed via Otis’ website at https://www.otisinvestors.com/static-files/d4712262-a281-4b8b-8430-a35803762de3

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Jeffrey H. Black, Kathy Hopinkah Hannan, Shailesh G. Jejurikar, Christopher J. Kearney, Judith F. Marks, Harold W. McGraw III, Margaret M.V. Preston, Shelley Stewart, Jr. and John H. Walker.*

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
33

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three years ended December 31, 2020, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020, (iii) Consolidated Balance Sheets as of December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2020, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2020, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary

None.
34

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	February 5, 2021	by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 5, 2021	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

35

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUDITH F. MARKS	Director, President and Chief Executive Officer	February 5, 2021
Judith F. Marks

/s/ RAHUL GHAI	Executive Vice President and Chief Financial Officer	February 5, 2021
Rahul Ghai

/s/ MICHAEL P. RYAN	Vice President and Chief Accounting Officer	February 5, 2021
Michael P. Ryan

/s/ JEFFREY H. BLACK*	Director
Jeffrey H. Black

/s/ KATHY HOPINKAH HANNAN*	Director
Kathy Hopinkah Hannan

/s/ SHAILESH G. JEJURIKAR*	Director
Shailesh G. Jejurikar

/s/ CHRISTOPHER J. KEARNEY*	Director
Christopher J. Kearney

/s/ HAROLD W. MCGRAW III*	Director
Harold W. McGraw III

/s/ MARGARET M.V. PRESTON*	Director
Margaret M.V. Preston

/s/ SHELLEY STEWART, JR.*	Director
Shelley Stewart, Jr.

/s/ JOHN H. WALKER*	Director
John H. Walker

*By: /s/ NORA E. LAFRENIERE
Executive Vice President & Chief General Counsel, as Attorney-in-fact

Date: February 5, 2021

36

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 2021 appearing in the 2020 Annual Report to Shareholders of Otis Worldwide Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 5, 2021

I

OTIS WORLDWIDE CORPORATION
SCHEDULE II - Valuation and Qualifying Accounts
Three years ended December 31, 2020
(Dollars in millions)

Allowance for Doubtful Accounts and Expected Credit Losses:
Balance, December 31, 2017	$90
Provision charged to income	10
Doubtful accounts written off	(6)
Other	(10)
Balance, December 31, 2018	84
Provision charged to income	26
Doubtful accounts written off	(19)
Other	(8)
Balance, December 31, 2019	83
Impact of credit standard adoption	28
Current period provision for expected credit losses	40
Write-offs charged against the allowance for expected credit losses	(20)
Other	30
Balance, December 31, 2020	$161

Future Income Tax Benefits - Valuation Allowance
Balance, December 31, 2017	$20
Additions charged to income tax expense	15
Reductions credited to income tax expense	(5)
Other adjustments	(1)
Balance, December 31, 2018	29
Additions charged to income tax expense	28
Reductions credited to income tax expense	—
Other adjustments	(2)
Balance, December 31, 2019	55
Additions charged to income tax expense	63
Reductions credited to income tax expense	(13)
Other adjustments, including Separation activity	137
Balance, December 31, 2020	$242

II

Exhibit 13

Excerpt from Otis' 2020 Annual Report to Shareholders for the Year Ended December 31, 2020

Five-Year Summary
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2018	2017	2016 (Unaudited)
For The Year
Net sales	$12,756	$13,118	$12,915	$12,323	$11,886
Net income (1)	1,056	1,267	1,210	809	1,397
Net income attributable to common shareholders (1)	906	1,116	1,049	636	1,197

Basic earnings per share—Net income attributable to common shareholders (2)	2.09	2.58	2.42	1.47	2.76
Diluted earnings per share—Net income attributable to common shareholders (2)	2.08	2.58	2.42	1.47	2.76
Cash dividends per common share	0.60	—	—	—	—
At December 31,
Total assets (3)	$10,710	$9,687	$9,135	$9,089	$8,584
Total debt (4)	5,963	39	28	18	18

(1)
2020 amounts include the impact of interest expense on debt, incremental standalone public company costs and non-recurring Separation-related costs. 2019 reflects the absence of unfavorable tax charges incurred in 2018, offset by $69 million of non-recurring costs associated with Otis’ separation from UTC. 2018 amounts include a tax charge of $143 million that will become due when previously reinvested earnings of certain international subsidiaries are remitted. 2017 amounts include a $507 million tax charge, representing the U.S. Tax Cuts and Jobs Act (“TCJA”) related adjustments. This amount relates to U.S. income tax attributable to previously undistributed earnings of Otis’ international subsidiaries, equity investments and the revaluation of the U.S. deferred income taxes.

(2)
On April 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Common Stock, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation.

(3)
The increase in total assets as of December 31, 2020 primarily relates to the impact of foreign exchange rates on foreign-denominated assets and cash provided by operating activities in excess of cash used in investing and financing activities. The increase in total assets as of December 31, 2019 primarily relates to the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases (Topic 842), which Otis adopted as of January 1, 2019.

(4)	The increase in Total Debt as of December 31, 2020 primarily reflects the issuance of $6.3 billion in debt during the year ended December 31, 2020.

Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are the world’s leading elevator and escalator manufacturing, installation and service company. Our Company is organized into two segments, New Equipment and Service. Through our New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers and general contractors who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We sell our New Equipment directly to customers, as well as through agents and distributors.

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

We serve our customers through a global network of approximately 69,000 employees. These include sales personnel, field technicians with separate skills in performing installation and service, as well as engineers driving our continued product development and innovation. We function under a centralized operating model whereby we pursue a global strategy set around New Equipment and Service because we seek to grow our maintenance portfolio, in part, through the conversion of new elevator and escalator installations into service contracts. Accordingly, we benefit from an integrated global strategy, which sets priorities and establishes accountability across the full product lifecycle.

For additional discussion, refer to the "Business Overview" section in our Form 10-K.

Separation from United Technologies Corporation

On April 3, 2020, the Separation of each of Otis and Carrier Global Corporation ("Carrier") from United Technologies Corporation, subsequently renamed Raytheon Technologies Corporation ("UTC" or "RTX", as applicable), into separate independent publicly-traded companies was completed through the distribution of 100% of the outstanding common stock of each of Otis and Carrier to holders of UTC common stock as of the close of business on the record date of March 19, 2020. UTC distributed 433,079,455 shares of Otis' common stock, par value $0.01 per share ("Common Stock") in the Distribution, which was effective at 12:01 a.m. Eastern Time, on April 3, 2020. As a result of the Distribution, UTC shareholders of record received 0.5 shares of Common Stock for every share of UTC common stock. As a result of the Distribution, Otis became an independent, publicly-traded company and its Common Stock is listed under the symbol "OTIS" on the New York Stock Exchange ("NYSE").

Prior to the Separation on April 3, 2020, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of UTC. For the period subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

As a result of the Separation during the year ended December 31, 2020 and our becoming an independent, publicly-traded company, we have incurred non-recurring Separation-related costs and ongoing costs consisting primarily of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, equity award conversions, tax-related items, transaction-related costs and other services. We believe our cash flows from operations will continue to be sufficient to fund any incremental corporate expenses.

We entered into a transition services agreement ("TSA") with our former parent UTC and Carrier on April 2, 2020, in connection with the Separation pursuant to which RTX provides us with certain services and we provide certain services to RTX for a limited time to help ensure an orderly transition following the Separation. We received and continue to receive services for information technology, technical and engineering support, application support for operations, general administrative services and other support services. Prior to the Separation, costs for these services were allocated from UTC and included in the Company's historical operating expenses and cash flow. For additional discussion, see Note 5 "Related Parties" to the Consolidated Financial Statements.

In connection with the Separation, we entered into a tax matters agreement ("TMA") with our former parent UTC and Carrier on April 2, 2020, that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters).

Subject to certain exceptions set forth in the TMA, the Company generally is responsible for federal, state and foreign taxes imposed on a separate return basis on the Company (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution.

The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation and certain related transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on each of Otis and Carrier during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free.

On December 22, 2017, the TCJA was enacted which significantly changed U.S. tax law. This new legislation imposed a one-time toll charge, paid in installments over an 8-year period, on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Under the terms of the TMA, Otis is required to indemnify RTX for a percentage of the toll charge installment payments (and any adjustments to any prior toll charge installment payments) due after April 3, 2020. As a result, a portion of the future income tax obligations corresponding to the toll charge has been reclassified as a contractual indemnity obligation within Other long-term liabilities on the Consolidated Balance Sheet. For additional discussion, see Note 15 "Income Taxes" to the Consolidated Financial Statements.

In connection with the Separation, we entered into an Employee Matters Agreement ("EMA") and Intellectual Property Agreement with UTC and Carrier on April 2, 2020. These agreements are not expected to have a material impact on the financial results of Otis.

Impact of COVID-19 on our Company

The results of our operations and overall financial performance were impacted due to the COVID-19 pandemic during the year ended December 31, 2020. COVID-19 could have a negative impact to our business, including net sales and overall financial performance in 2021, as a result of the following:

•Customer liquidity constraints and related credit reserves
•Temporary closure or reduced capacity of our factory operations and those of our suppliers
•Limited new equipment job site closures
•Cancellations or delays of customer orders
•Challenges in accessing units to provide maintenance and repair services
•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses

We currently do not expect any significant impact to our capital and financial resources, including our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets, from the COVID-19 pandemic. We are focused on navigating these challenges presented by COVID-19 by continuing to preserve our liquidity and manage our cash flow by taking the necessary measures to meet our short-term liquidity needs. Our cost containment actions have included, and could include in the future, but are not limited to, reducing our discretionary spending, reducing payroll costs and restructuring.

See the Liquidity and Financial Condition section for further detail.

We have not experienced during the year-ended December 31, 2020 any material impairments to our goodwill, intangible asset and long-lived asset balances as a result of the COVID-19 pandemic and do not currently anticipate any as a result of the COVID-19 pandemic in the future.

Germany Fire

In the quarter ended June 30, 2020 there was a fire at the Company’s manufacturing facility in Germany. As a result of the fire, the Company initially recognized immaterial losses related to the write-down of related fixed assets and facilities and incurred immaterial impacts to operating income due to business interruption during the year ended December 31, 2020. The Company has submitted an insurance claim related to the fire for both property damage and business interruption insurance.

Based on the developments of the insurance claim, the Company has recorded a gain on an expected insurance recovery relating to property damage of approximately $17 million, that is recorded in Other (expense) income, net on the Consolidated Statement of Operations for the year ended December 31, 2020. The Company is continuing to work with insurers to determine the final amounts recoverable for both impacted assets and business interruption. We do not anticipate any additional material impact to our operations in the future from this event.

See Part I, Item 1A,"Risk Factors" in the Form 10-K for further discussion.

RESULTS OF OPERATIONS

Net Sales

(dollars in millions)	2020	2019	2018
Net sales	$12,756	$13,118	$12,915
Percentage change year-over-year	(2.8)%	1.6%	4.8%

The factors contributing to the total percentage change year-over-year in total Net sales are as follows:

	2020	2019
Organic volume	(2.1)%	4.7%
Foreign currency translation	(0.4)%	(3.1)%
Acquisitions and divestitures, net	(0.2)%	(0.1)%
Other	(0.1)%	0.1%
Total % change	(2.8)%	1.6%

The Organic volume decrease of (2.1)% for 2020 was driven by decreases in organic sales of (4.0)% in the New Equipment segment and (0.7)% in the Service segment.

The Organic volume increase of 4.7% for 2019 was driven by increases in organic sales of 4.2% in the New Equipment segment and 5.1% in the Service segment.

See "Segment Review" below for a discussion of Net sales by segment.

Cost of Products and Services Sold

(dollars in millions)	2020	2019	2018
Cost of products and services sold	$8,977	$9,292	$9,189
Percentage change year-over-year	(3.4)%	1.1%	6.6%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	2020	2019
Organic volume	(2.7)%	4.6%
Foreign currency translation	(0.5)%	(3.3)%
Acquisitions and divestitures, net	(0.2)%	(0.1)%
Restructuring	—%	(0.1)%
Total % change	(3.4)%	1.1%

The organic volume decrease in total cost of products and services sold in 2020 was driven by the organic sales decrease noted above, productivity and cost containment actions.

The organic volume increase in cost of products and services sold in 2019 was primarily driven by the organic sales increase above.

Gross Margin

(dollars in millions)	2020	2019	2018
Gross margin	$3,779	$3,826	$3,726
Gross margin percentage	29.6%	29.2%	28.9%

Gross margin increased 40 basis points in 2020 when compared to 2019, primarily driven by an increase in the Service margin rate and overall segment mix, partially offset by a decrease in the New Equipment margin rate.

Gross margin increased 30 basis points in 2019 when compared to 2018, primarily driven by an increase in the Service margin rate, partially offset by a decrease in the New Equipment margin rate.

See the Segment Review below for discussion of operating results by segment.

Research and Development

(dollars in millions)	2020	2019	2018
Research and development	$152	$163	$181
Percentage of Net sales	1.2%	1.2%	1.4%

Research and development spending decreased approximately $11 million, or (6.7)%, in 2020 compared to 2019 primarily as a result of cost containment actions taken in the current year. Research and development expenses remained relatively consistent as a percentage of Net sales. We continue to fund our strategic investment projects and focus on our commitment to Internet of Things technology developing the next generation of connected elevators and escalators.

Research and development in 2019 reflects the benefit of organizational optimization and lower cost allocations from UTC in 2019 compared to 2018.

Selling, General and Administrative

(dollars in millions)	2020	2019	2018
Selling, general and administrative	$1,924	$1,810	$1,735
Percentage of Net sales	15.1%	13.8%	13.4%

Selling, general and administrative expenses increased approximately $114 million, or 6.3%, in 2020, with lower employment costs and lower discretionary spending, including cost containment actions taken in response to COVID-19, and the absence of corporate allocations from UTC, being more than offset by non-recurring Separation-related costs and incremental standalone public company costs. Selling, general and administrative expenses increased as a percentage of Net sales in 2020, primarily driven by the increase in non-recurring Separation-related costs, incremental standalone public company costs and lower Net sales.

Selling, general and administrative expenses increased approximately $75 million, or 4.3%, in 2019. Excluding the favorable impact of foreign exchange fluctuations (3%), the increase is primarily driven by costs in preparation of our Separation from UTC and higher employment and digital technology costs. See Note 5, "Related Parties" for further discussion on costs related to the Separation.

We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. For further discussion, see “Restructuring Costs” below and Note 16, "Restructuring Costs" to the Consolidated Financial Statements.

Restructuring Costs

(dollars in millions)	2020	2019	2018
Restructuring costs	$77	$54	$69

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and to a lesser degree, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations. We continue to closely monitor the economic environment, especially in light of the economic impact of COVID-19, and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions. Total 2020 restructuring costs include $71 million of costs related to 2020 actions and $6 million of costs related to 2019.

2020 Actions. During 2020, we recorded net pre-tax restructuring charges of $71 million relating to cost reduction actions initiated in 2020. We are targeting to complete in 2021 the majority of the remaining workforce cost reduction actions initiated in 2020. Approximately 97% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During 2020, we had cash outflows of approximately $29 million related to the 2020 actions. We expect to incur additional restructuring charges of $15 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase to approximately $57 million annually over the two-year period subsequent to initiating the actions.

2019 Actions. During 2020 and 2019, we recorded net pre-tax restructuring charges of $6 million and $45 million, respectively, for actions initiated in 2019. Approximately 100% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During 2020, we had cash outflows of approximately $15 million related to the 2019 actions. We expect to incur additional restructuring charges of $3 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period after initiating the actions to be approximately $45 million annually, of which approximately $35 million was realized during 2020, net of the current year charges.

In addition, we recorded net pre-tax restructuring costs totaling $0 and $9 million in 2020 and 2019, respectively, for restructuring actions initiated in 2018 and prior years. For additional discussion of restructuring, see Note 16, "Restructuring Costs" in the Consolidated Financial Statements.

Other Income (Expense), Net

(dollars in millions)	2020	2019	2018
Other income (expense), net	$(64)	$(39)	$25

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of embedded and foreign exchange derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses, gains on expected insurance recoveries and certain other infrequent operating income and expense items.

The year-over-year increase in Other income (expense), net in 2020 when compared to 2019 is driven by current year fixed asset impairments of approximately $(71) million and associated license costs of approximately $(14) million and non-recurring Separation-related expenses. These were partially offset by favorable mark-to-market adjustments on foreign currency derivatives of approximately $46 million when compared to the prior year, the absence of the loss on the sale of a business of approximately $19 million included in the 2019 results and a non-recurring gain of approximately $17 million related to an expected insurance recovery recognized for property damage as a result of the fire in our manufacturing facility in Germany in the current year.

The year-over-year change in Other income (expense), net in 2019 when compared to 2018 is primarily due to an increase in unfavorable mark-to-market adjustments on foreign currency derivatives, non-recurring charges in 2019 related to our Separation from UTC and lower gains on sales of certain fixed assets.

See Note 5, "Related Parties" to the Consolidated Financial Statements for further discussion on costs related to the Separation.

Interest Expense (Income), Net

(dollars in millions)	2020	2019	2018
Interest expense (income), net	$122	$(14)	$(14)

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances, short-term investments and related party activity between Otis and UTC in the prior years.

The increase in Interest expense (income), net in 2020 compared to 2019 was primarily driven by interest expense of $124 million on our external debt for the year ended December 31, 2020 and debt issuance cost amortization of $5 million. These expenses were offset by interest income on short-term investments. The average interest rate on our external long-term debt for 2020 is 2.3%.

Interest expense (income), net remained flat in 2019 in comparison to 2018.

For additional discussion of borrowings, see Note 10, "Borrowings and Lines of Credit" to the Consolidated Financial Statements.

Income Taxes

	2020	2019	2018
Effective tax rate	30.1%	31.9%	36.1%

The 2020 effective tax rate is higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate and foreign earnings subject to U.S. tax under the provisions of the TCJA.

The 2020 effective tax rate compared to the 2019 effective tax rate reflects a tax benefit of $10 million related to our change in assertion of no longer intending to reinvest certain undistributed earnings made during the year as compared to the liability previously recorded by UTC, a decrease as a result of tax regulations related to the TCJA that were enacted during the year, as well as a recognition of a Separation-related foreign tax loss. These were partially offset by incremental withholding taxes in 2020.

The 2019 effective tax rate is higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate, and the full phase-in of the TCJA.

The 2019 effective tax rate compared to the 2018 effective tax rate reflects a decrease in the cost of U.S. and foreign tax on international activities primarily attributable to the absence of the net tax charge of $143 million as a result of UTC’s change of assertion of no longer intending to reinvest certain undistributed earnings of its international subsidiaries, offset by the full phase-in of the TCJA.

The 2018 effective tax rate is higher than the statutory U.S. rate as it reflects a net tax charge of $143 million as a result of UTC’s change of assertion of no longer intending to reinvest certain undistributed earnings of its international subsidiaries.

For additional discussion of income taxes and the effective income tax rate, see Note 15, "Income Taxes" to the Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings

(dollars in millions)	2020	2019	2018
Noncontrolling interest in subsidiaries' earnings	$150	$151	$161

Noncontrolling interest in subsidiaries' earnings remained consistent in 2020 in comparison to 2019.

Net income attributable to noncontrolling interest decreased in 2019 when compared with 2018 primarily due to a decrease in the net income of certain subsidiaries with noncontrolling interest.

Ownership interest in the underlying entities has remained generally consistent year-over-year.

Net Income Attributable to Common Shareholders

(dollars in millions, except per share amounts)	2020	2019	2018
Net income attributable to common shareholders	$906	$1,116	$1,049
Diluted earnings per share from operations	$2.08	$2.58	$2.42

Net income attributable to common shareholders for the year ended December 31, 2020 includes restructuring charges, net of taxes, of $58 million ($77 million pre-tax), as well as charges relating to significant non-operational and/or non-recurring items, net of taxes, of approximately $132 million ($203 million pre-tax) which include non-recurring Separation-related costs, fixed asset impairments, non-recurring Separation-related tax benefits and the impact of non-recurring tax items. These significant non-operational and/or non-recurring items, along with incremental standalone public company costs were the primary contributors to lower Net income attributable to common shareholders for the year ended December 31, 2020 when compared to the same period in 2019. The effects of the restructuring and the non-operational and non-recurring items above resulted in an impact of $0.44 on diluted earnings per share for the year ended December 31, 2020.

Net income attributable to common shareholders for the year ended December 31, 2019 includes restructuring charges, net of tax benefit, of $39 million ($54 million pre-tax) as well as charges relating to significant non-operational and/or non-recurring items, net of taxes, of approximately $51 million ($69 million pre-tax), which primarily consist of employee-related costs, costs to establish certain standalone functions, information technology systems, professional services fees and other transaction-related costs for our transition to being a standalone public company, in addition to non-recurring losses on disposals of businesses.

Net income attributable to common shareholders for the year ended December 31, 2018 includes restructuring charges, net of tax benefit, of $53 million ($69 million pre-tax) as well as a net charge for certain non-operational and/or non-recurring items, primarily driven by a tax charge of $143 million that will become due when previously reinvested earnings of certain international subsidiaries are remitted.

Segment Review

	Net Sales			Operating Profit			Operating Profit Margin
(dollars in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
New Equipment	$5,371	$5,648	$5,596	$318	$393	$390	5.9%	7.0%	7.0%
Service	7,385	7,470	7,319	1,611	1,603	1,516	21.8%	21.5%	20.7%
Total segment	12,756	13,118	12,915	1,929	1,996	1,906	15.1%	15.2%	14.8%
General corporate expenses and other	—	—	—	(290)	(182)	(71)	—	—	—
Total	$12,756	$13,118	$12,915	$1,639	$1,814	$1,835	12.8%	13.8%	14.2%

New Equipment

The New Equipment segment designs, manufactures, sells and installs a wide range of passenger and freight elevators, as well as escalators and moving walkways in residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers and general contractors who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We sell directly to customers as well as through agents and distributors.

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2020	2019	2018	2020 compared with 2019		2019 compared with 2018
Net sales	$5,371	$5,648	$5,596	$(277)	(4.9)%	$52	0.9%
Cost of sales	4,439	4,640	4,586	(201)	(4.3)%	54	1.2%
	932	1,008	1,010	(76)	(7.5)%	(2)	(0.2)%
Operating expenses and other	614	615	620	(1)	(0.2)%	(5)	(0.8)%
Operating profit	$318	$393	$390	$(75)	(19.1)%	$3	0.8%

	2020			2019
	Net Sales	Cost of Sales	Operating Profit	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(4.0)%	(3.7)%	(12.7)%	4.2%	4.8%	2.6%
Foreign currency translation	(0.8)%	(0.7)%	(2.3)%	(3.4)%	(3.6)%	(4.3)%
Acquisitions/Divestitures, net	—%	—%	—%	—%	—%	—%
Restructuring cost	—%	0.1%	(2.8)%	—%	—%	1.5%
Other	(0.1)%	—%	(1.3)%	0.1%	—%	1.0%
Total % change	(4.9)%	(4.3)%	(19.1)%	0.9%	1.2%	0.8%

2020 Compared with 2019

The organic sales decrease of (4.0)% was primarily driven by organic sales declines in all regions primarily due to impacts of the COVID-19 pandemic.

New Equipment operational profit decreased (12.7)%, as strong material productivity 15.8% and cost containment actions, were more than offset by the impact of lower volume (8.9)% and unfavorable rate drivers (25.1)% due to under-absorption, field inefficiencies, price and mix and higher bad debt expense. New Equipment operating profit was also impacted by foreign currency headwinds, higher restructuring costs and incremental public company standalone costs.

2019 Compared with 2018

The organic sales increase of 4.2% primarily reflects growth in Asia.

New Equipment operational profit increased 2.6% driven by higher volume 6.8% and lower research and development expenses 3.1%, partially offset by higher selling, general and administrative expenses (7.1)%.

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

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2020	2019	2018	2020 compared with 2019		2019 compared with 2018
Net sales	$7,385	$7,470	$7,319	$(85)	(1.1)%	$151	2.1%
Cost of sales	4,538	4,652	4,603	(114)	(2.5)%	49	1.1%
	2,847	2,818	2,716	29	1.0%	102	3.8%
Operating expenses and other	1,236	1,215	1,200	21	1.7%	15	1.3%
Operating profit	$1,611	$1,603	$1,516	$8	0.5%	$87	5.7%

	2020			2019
	Net Sales	Cost of Sales	Operating Profit	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	(0.7)%	(1.8)%	0.9%	5.1%	4.4%	8.3%
Foreign currency translation	(0.1)%	(0.1)%	0.2%	(3.0)%	(3.0)%	(3.4)%
Acquisitions/Divestitures, net	(0.3)%	(0.6)%	(0.1)%	—%	(0.2)%	(0.1)%
Restructuring cost	—%	(0.1)%	(0.7)%	—%	—%	0.6%
Other	—%	0.1%	0.2%	—%	(0.1)%	0.3%
Total % change	(1.1)%	(2.5)%	0.5%	2.1%	1.1%	5.7%

2020 Compared with 2019

Service sales declined (1.1)% with an organic sales decline of (0.7)% and the remaining decrease due to foreign currency headwinds and the net impact from acquisitions and divestitures. The organic sales decrease (0.7)% primarily consists of organic sales decrease in maintenance and repair of (0.9)%, with organic sales for modernization remaining flat.

Maintenance and repair net sales decreased (1.2)% year over year and was comprised of a (0.9)% organic sales decrease, foreign currency headwinds of (0.1)% and decreases related to net acquisitions and divestitures of (0.2)%.

Modernization net sales decreased (0.9)% year over year and was comprised of a 0.1% organic sales increase, foreign currency tailwinds of 0.1%, more than offset by decreases related to net acquisitions and divestitures (1.1)%.

Service operational profit increased 0.9% with the benefit of favorable productivity 4.2%, pricing and mix 2.3%, and cost containment actions, more than offsetting the combined impact of price concessions and lower volume (3.4)% and higher bad debt expense. Service operating profit was also favorably impacted by foreign currency, offset by higher restructuring costs and incremental public company standalone costs.

2019 Compared with 2018

The organic sales increase of 5.1% primarily consists of organic increases in maintenance and repair 4.9% and modernization 6.2%.

Maintenance and repair net sales increased 1.7% year over year and was comprised of a 4.9% organic sales increase, offset by foreign currency headwinds of (3.2)%.

Modernization net sales increased 3.6% year over year and was comprised of a 6.2% organic sales increase, offset by foreign currency headwinds of (2.2)% and decreases related to acquisitions and divestitures, net of (0.4)%.

Service operational profit increased 8.3%, driven by higher volume 7.8% and favorable price and mix 6.0%, partially offset by higher selling, general and administrative expenses (4.1)%.

General Corporate Expenses and Other

(dollars in millions)	2020	2019	2018
General corporate expenses and other	(290)	(182)	(71)

General corporate expenses and other increased approximately $108 million in 2020 compared to the same period in 2019, primarily driven by current year fixed asset impairments of $71 million and associated license costs of approximately $14 million, non-recurring Separation-related costs of $119 million in the current year and incremental standalone public company costs. These were partially offset by favorable mark-to-market adjustments on foreign currency derivatives of $46 million when compared to the prior period, the absence of losses on the sale of a business of $19 million that occurred during 2019 and a non-recurring gain of approximately $17 million related to an expected insurance recovery for property damage as a result of the fire in our manufacturing facility in Germany recognized in the current year.

General corporate expenses and other increased approximately $111 million in 2019 compared to the same period in 2018, primarily driven by non-recurring Separation costs and the changes in Other (expense) income, net previously discussed above.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,782	$1,446
Total debt	5,963	39
Net debt (total debt less cash and cash equivalents)	4,181	(1,407)
Total equity	(3,284)	2,231
Total capitalization (total debt plus total equity)	2,679	2,270
Net capitalization (total debt plus total equity less cash and cash equivalents)	897	824

Total debt to total capitalization	223%	2%
Net debt to net capitalization	466%	(171)%

At December 31, 2020, we had cash and cash equivalents of approximately $1.8 billion, of which approximately 88% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of December 31, 2020 and 2019, the amount of such restricted cash was approximately $19 million and $13 million, respectively.

From time to time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of December 31, 2020 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including the impact of COVID-19. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following is a summary of the debt issuances in 2020:

(dollars in millions)
Issuance Date	Description of Debt	Aggregate Principal Balance
03-27-2020	LIBOR plus 112.5 bps term loan due 2023	$1,000
02-27-2020	LIBOR plus 45 bps floating rate notes due 2023	500
02-27-2020	2.056% notes due 2025	1,300
02-27-2020	2.293% notes due 2027	500
02-27-2020	2.565% notes due 2030	1,500
02-27-2020	3.112% notes due 2040	750
02-27-2020	3.362% notes due 2050	750

The following is a summary of the debt repayments in 2020:

(dollars in millions)
Payment Date	Description of Debt	Total Principal Payments
09-28-2020	LIBOR plus 112.5 bps term loan due 2023	$750
11-20-2020	LIBOR plus 112.5 bps term loan due 2023	$250
In 2020 we repaid the $1.0 billion term loan in full, using cash from operations and proceeds from the issuance of Euro denominated and US Dollar denominated commercial paper.

The net proceeds from the above February and March debt issuances totaling $6.3 billion were used to distribute cash to UTC as part of the Separation in 2020.

For additional discussion of borrowings, see Note 10, "Borrowings and Lines of Credit" to the Consolidated Financial Statements.

Following the enactment of the TCJA, and after reassessing as part of the Separation, the Company determined that it no longer intends to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to the capital markets.

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1.0 billion of Common Stock. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We expect to commence share repurchases under the program in 2021.

Cash Flow - Operating Activities

(dollars in millions)	2020	2019	2018
Net cash flows provided by operating activities	$1,480	$1,469	$1,550

2020 Compared with 2019

Cash generated from operating activities in 2020 was $11 million higher than 2019, primarily due to increased cash inflows related to current assets and current liabilities activity of $109 million, as described below. There were also increased Other operating activities of $106 million compared to the same period in 2019, primarily due to increased long-term accruals. These were partially offset by lower net income of $211 million, which includes the impact of interest expense on debt, incremental standalone public company costs and non-recurring Separation-related costs in 2020.

2020 Changes in Working Capital

The 2020 cash inflows related to current assets and current liabilities operating activity were $77 million. These cash inflows were primarily driven by:
•Contract assets, current and Contract liabilities, current, net change of $282 million, driven by the timing of billings on contracts compared to the progression on current contracts; and
•Accounts payable, which increased by $20 million primarily due to the timing of payments to suppliers.

The cash inflows were partially offset by cash outflows related to:
•Inventories, net, which increased $76 million, due to the impact of higher production inventory levels related to the timing of deliveries to construction sites; and
•Accounts receivable, net, which increased $163 million due to slower collections and increased customer financing activity.

Additionally, Other current assets decreased by $28 million due to the receipt of indemnification pursuant to the TMA in order to pay foreign tax obligations, partially offset by tax prepayments in certain tax jurisdictions, while Accrued liabilities decreased $14 million largely due to the payment of foreign tax obligations pursuant to the TMA described above and income tax liabilities in certain tax jurisdictions, partially offset by accruals for interest in excess of interest payments. The receipt and payment of indemnification assets and foreign tax obligations resulted in no net cash flow for 2020. See Note 5, "Related Parties" to the Consolidated Financial Statements for further discussion on transactions with our former parent UTC.

2019 Compared with 2018

Cash generated from operating activities in 2019 was $81 million lower than 2018, primarily due to higher income taxes settled with UTC. Cash outflows for working capital increased by $24 million over the prior period to support higher organic sales.

2019 Changes in Working Capital

The 2019 cash outflows related to current assets and current liabilities operating activity were $32 million. These cash outflows were primarily driven by:
•Accounts receivable, net, which increased $191 million due to increased sales volume and timing of receipts of payments;

The cash outflows were partially offset by cash inflows related to:
•Net change in Contract assets, current and Contract liabilities, current of $97 million due to the timing of billings on contracts compared to the progression on current contracts; and
•Inventories, net, which decreased $60 million due to lower production inventory.

Cash Flow - Investing Activities

(dollars in millions)	2020	2019	2018
Net cash flows used in investing activities	$(353)	$(203)	$(201)

Cash flows used in investing activities primarily reflect capital expenditures, investments in businesses and securities, proceeds received on the sale of fixed assets, and settlement of derivative contracts.

2020 compared to 2019

(dollars in millions)	2020	2019	Change
Investing Activities:
Capital expenditures	$(183)	$(145)	$(38)
Investments in businesses, net of cash acquired	(53)	(47)	(6)
Investments in equity securities	(51)	—	(51)
Receipts (payments) on settlements of derivative contracts	(69)	(5)	(64)
Other investing activities, net	3	(6)	9
Net cash flows used in investing activities	$(353)	$(203)	$(150)

Cash flows used in investing activities in 2020 compared to 2019 increased $150 million, including a $64 million increase in payments on settlements of derivative contracts, a $51 million investment in the current year related to equity securities, a $38 million increase in capital expenditures, and a $6 million increase in investments in businesses. Increases in our capital expenditures reflect investments in assets to support the Separation, as well as investments in software for internal use to support our digital and strategic initiatives.

As discussed in Note 17, "Financial Instruments" to the Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options, to manage certain foreign currency exposures. The settlement of these derivative instruments resulted in a net cash outflow of $69 million in 2020, which includes $21 million of payments associated with the hedges of foreign-denominated TMA indemnification assets.

2019 compared to 2018

Cash flows used in investing activities in 2019 compared to 2018 remained relatively flat, primarily due to a $27 million decrease in capital expenditures, offset by a $15 million decrease in proceeds received on the sale of certain fixed assets and a $15 million increase in short-term investing activity.

Cash Flow - Financing Activities

(dollars in millions)	2020	2019	2018
Net cash flows used in financing activities	$(844)	$(1,133)	$(1,497)

Financing activities primarily include issuance of long-term debt, increases (decreases) in short-term borrowings, dividends paid to common shareholders, dividends paid to noncontrolling interest and transfers to and from UTC, consisting of, among other things, cash transfers, distributions, cash investments and changes in receivables and payables between Otis and UTC. See Note 5, "Related Parties" to the Consolidated Financial Statements for further discussion on transactions with UTC.

2020 compared to 2019

Net cash used in financing activities decreased $289 million in 2020 compared to 2019, primarily due to the issuance of long-term notes of $5.3 billion, the draw of $1.0 billion from the term loan, and an increase in short-term borrowings of

$641 million primarily from the issuance of commercial paper in 2020. These were partially offset by a $5.4 billion increase in net transfers to UTC related to the Separation, the full repayment of the $1.0 billion term loan, a $260 million increase in dividends paid on Common Stock, and $43 million in payments of long-term debt issuance costs in 2020. See Note 10, "Borrowings and Lines of Credit" to the Consolidated Financial Statements for further discussion on borrowings.

2019 compared to 2018

Net cash used in financing activities decreased $364 million in 2019 compared to 2018 primarily due to a decrease in Net transfers to UTC.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements describes the significant accounting policies used in preparation of the Consolidated Financial Statements. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management’s estimates.

Revenue Recognition from Contracts with Customers

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09 and its related amendments (referred to as "ASC 606”) and elected the modified retrospective approach. The impact of ASC 606 did not significantly change the revenue recognition model for us nor our policies and procedures. For new equipment and modernization contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is typically recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. Contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

The long-term nature of the contracts, the complexity of the products and the scale of the projects can affect our ability to estimate costs precisely. We review cost estimates on significant new equipment and modernization contracts on a quarterly basis and, for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method and we review changes in contract estimates for their impact on net sales or operating profit in the Consolidated Financial Statements. Modifications are recognized as a cumulative catch-up or treated as a separate accounting contract if the modification adds distinct goods or services and the modification is priced at its stand-alone selling price.

See Note 2, "Summary of Significant Accounting Policies" and Note 4, "Revenue Recognition" to the Consolidated Financial Statements for further discussion.

Income Taxes

The future tax benefit arising from deductible temporary differences and tax carryforwards was $642 million at December 31, 2020 and $619 million at December 31, 2019. Management estimates that our earnings during the periods when the temporary differences become deductible will be generally sufficient to realize the related future income tax benefits, which may be realized over an extended period of time. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through an increase to tax expense in the period in which that determination is made or when tax law changes are enacted. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to tax expense in the period in which that determination is made.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. See Notes 3, "Earnings Per Share" and 14, "Accumulated Other Comprehensive Income (Loss)" to the Consolidated Financial Statements for further discussion. Additionally, see Note 21, "Contingent Liabilities" to the Consolidated Financial Statements for discussion of administrative review proceedings with the German Tax Office.

Goodwill

We have generated goodwill as a result of our acquisitions. At the time of acquisition, we account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

We review our goodwill for impairment on an annual basis at July 1 or more frequently if events or a change in circumstances indicate that the carrying amount may not be recoverable. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the business segment level. We have determined there to be three reporting units within each business segment.

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, we initially perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires judgments by management about economic conditions including the entity’s operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel and other events that could impact the reporting unit. If management concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, no further impairment testing is required. If we determine, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of the reporting exceeds its carrying value.

We completed the annual goodwill impairment test for all of our reporting units as of July 1, 2020 and determined that no adjustment to goodwill was necessary as the fair value of each reporting unit was significantly in excess of the carrying value of each reporting unit.

Contingent Liabilities

Otis is party to litigation related to a number of matters as described in Note 21, "Contingent Liabilities" to the Consolidated Financial Statements. In particular, they may include risks associated with contractual, regulatory and other matters, which may arise in the ordinary course of business. The outcome of these matters may have a material effect on the financial position, results of operations or cash flows. Management regularly analyzes current information about these matters and accrues for contingent losses that are probable and reasonably estimable. To assess the exposure to potential liability, we consult with relevant internal and external counsel. In making the decision regarding the need for loss accruals, management considers the degree of probability of an unfavorable outcome and the ability to make a sufficiently reliable estimate of the amount of loss. See Part I, Item 1A, "Risk Factors" in the Form 10-K for further discussion.

Employee Benefit Plans

We sponsor domestic and international defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and mortality rates. Assumptions are determined based on company data and appropriate market indicators, and are evaluated each year at December 31. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in the Consolidated Financial Statements.

In the following table, we show the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rates for benefit obligations, as of December 31, 2020:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Pension plans
Projected benefit obligation	$(33)	$34
Net periodic pension (benefit) cost	(1)	2

The impact on the accumulated postretirement benefit obligation and on the net periodic postretirement (benefit) cost is less than $1 million.

Pension expense is also sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have decreased or increased 2020 pension expense by approximately $2 million.

The weighted-average discount rates used to measure pension liabilities and costs utilize each plan’s specific cash flows and are then compared to high-quality bond indices for reasonableness. Global market interest rates decreased in 2020 as compared with 2019, and, as a result, the weighted-average discount rate used to measure pension liabilities was 1.05% in 2020 and 1.50% in 2019.

See Note 13, "Employee Benefit Plans" to the Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements and Contractual Obligations

We extend a variety of financial guarantees to third parties in support of our business. We also have obligations arising from environmental, health and safety, tax and employment matters. Circumstances that could cause the contingent obligations and liabilities arising from these arrangements to come to fruition include changes in the underlying transaction, non-performance under a contract or deterioration in the financial condition of the guaranteed party.

Below is a summary of our contractual obligations and commitments as of December 31, 2020:

		Payments Due by Period
(dollars in millions)	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt - principal	$5,305	$—	$503	$1,302	$3,500
Long-term debt - future interest	1,770	130	256	237	1,147
Purchase obligations	1,194	935	181	67	11
Other long-term liabilities	406	81	70	131	124
Total contractual obligations	$8,675	$1,146	$1,010	$1,737	$4,782

Purchase obligations include amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders. Where it is not practically feasible to determine the legally enforceable portion of our obligation under certain of our long-term purchase agreements, we include additional expected purchase obligations beyond what may be legally enforceable. In connection with the Separation and transition to a standalone public company, we entered into contractual purchase commitments with suppliers, service vendors, and various transition services agreements to support our information technology that are either necessary to operate as a standalone business or are resulting from implementing strategic initiatives.

Other long-term liabilities primarily include amounts on our December 31, 2020 Consolidated Balance Sheet representing obligations under product service and warranty policies, estimated remediation costs, expected contributions under employee benefit programs and $239 million of payables to RTX for reimbursement of tax payments RTX is responsible to pay after the Separation pursuant to the TMA. The timing of expected cash flows associated with these obligations is based upon management's estimates over the terms of these agreements and is largely based upon historical experience.

The above table excludes unrecognized tax benefits of $397 million, the timing of which is uncertain to become payable. See Note 15, "Income Taxes" to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Market Risk and Risk Management

We are exposed to fluctuations in foreign currency exchange rates and commodity prices. To manage certain of those exposures, we use derivative instruments, including forward contracts. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve relatively little complexity and are not used for trading or speculative purposes. We diversify the counterparties used and monitor the concentration of risk to limit our counterparty exposure.

We have evaluated our exposure to changes in foreign currency exchange rates and interest rates in our market risk sensitive instruments, which are primarily cash, debt and derivative instruments, using a value at risk analysis. Based on a 95% confidence level and one-day holding period, at December 31, 2020, the potential loss in fair value on our market risk sensitive instruments was not material in relation to our financial position, results of operations or cash flows. Our calculated value at risk exposure represents an estimate of reasonably possible net losses based on volatilities and correlations, and is not necessarily indicative of actual results. Additionally, any losses or gains on derivative instruments would be mostly offset by corresponding gains or losses in the remeasurement of the underlying transactions being hedged.

Refer to Note 2, "Summary of Significant Accounting Policies", Note 10, "Borrowings and Lines of Credit" and Note 17, "Financial Instruments" to the Consolidated Financial Statements for additional discussion of foreign currency exchange, interest rates and financial instruments, including the aggregate notional amount of our outstanding foreign currency hedges.

Foreign Currency Exposures

The value of certain foreign currencies as compared to the U.S. Dollar may impact Otis’ financial results. We have a high volume of foreign currency exposures that result from our international sales, purchases, investments and other international transactions. International sales were approximately $9.3 billion, $9.5 billion and $9.5 billion in 2020, 2019 and 2018, respectively. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales as well as foreign currency denominated assets and liabilities that are created in the ordinary course of business. More than insignificant exposures, that cannot be naturally offset, are generally hedged with foreign currency derivatives.

For our non-U.S. based entities, a substantial portion of revenues are generated and costs are incurred in local currencies. We transact business in various foreign currencies. which exposes our cash flows and earnings to changes in foreign currency exchange rates. We periodically enter into sales contracts denominated in currencies other than the functional currency of the parties to the transaction, which can create foreign exchange exposure. While the objective of the hedging program is to minimize the foreign currency exchange impact on operating results, there are typically variances between the hedging gains or losses and the translational impact due to the length of hedging contracts, changes in the sales profile, volatility in the exchange rates and other such operational considerations. Otis does not enter into hedging contracts for speculative purposes.

As discussed in Note 17, "Financial Instruments" to the Consolidated Financial Statements as of December 31, 2020, we have €420 million of euro-denominated commercial paper, which qualifies as a net investment hedge against our investments in European businesses. As of December 31, 2020, the net investment hedge is deemed to be effective.

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

Cautionary Note Concerning Factors That May Affect Future Results

This 2020 Annual Report to Shareholders (2020 Annual Report) contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Otis following the Separation, including the estimated costs associated with the Separation and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the timing and scope of future repurchases of Otis’ common stock ("Common Stock"), which, if commenced, may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
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
•the effect of changes in political conditions in the U.S., including the new U.S. Administration, and other countries in which Otis and its businesses operate, including the United Kingdom’s recent withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which Otis and its businesses operate, including changes as a result of the new U.S. Administration;
•the ability of Otis to retain and hire key personnel;
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things integration of acquired businesses into existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs;
•the expected benefits of the Separation and the timing thereof;
•a determination by the Internal Revenue Service and other tax authorities that the distribution or certain related transactions should be treated as taxable transactions;
•risks associated with indebtedness incurred as a result of financing transactions undertaken in connection with the Separation;

•the risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the Separation will exceed Otis’ estimates; and
•the impact of the Separation on Otis’ businesses, resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.

In addition, this 2020 Annual Report includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Note 1: Description of Business" and "Note 22: Segment Financial Data" and the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates." Our Annual Report on Form 10-K for 2020 also includes important information as to these factors in "Item 1. Business" under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole," and in "Item 1A. Risk Factors". We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

Management's Report on Internal Control over Financial Reporting

The management of Otis is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of Otis' internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, Otis' internal control over financial reporting was effective as of December 31, 2020. The effectiveness of Otis' internal control over financial reporting, as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

OTIS WORLDWIDE CORPORATION (Registrant)

by:	/s/ JUDITH F. MARKS
Judith F. Marks
President and Chief Executive Officer

by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs at Completion for New Equipment Contracts

As described in Notes 2 and 22, to the consolidated financial statements, the Company recognized $5.4 billion of revenue from new equipment contracts for the year ended December 31, 2020. For new equipment contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is typically recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. As disclosed by management, contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. The long-term nature of the contracts, the complexity of the products and the scale of the projects can affect management’s ability to estimate costs precisely. Management reviews cost estimates on significant new equipment contracts on a quarterly basis and, for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. Management records changes in contract estimates using the cumulative catch-up method and reviews changes in contract estimates for their impact on net sales or operating profit in the consolidated financial statements. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs at completion for new equipment contracts is a critical audit matter are the significant judgment by management to determine the estimated costs at contract completion, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the estimated expected labor and indirect labor costs used in the development of estimated costs at contract completion.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the estimated costs at contract completion and development of the significant assumptions related to the estimated expected labor and indirect labor costs. These procedures also included, among others, evaluating and testing management’s process for developing and modifying estimated costs at contract completion for a sample of contracts, which included evaluating the reasonableness of significant assumptions related to the estimated expected labor and indirect labor costs considered by management specific to each contract. Evaluating the reasonableness of the estimated expected labor and indirect labor costs involved assessing management’s ability to reasonably estimate costs at completion by (i) testing costs incurred to date and obtaining a sample of executed contracts and related change orders, (ii) performing a comparison of the originally estimated and actual costs incurred on similar completed equipment contracts, and (iii) evaluating the timely identification of circumstances that may warrant a modification to estimated total cost to complete.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 5, 2021

We have served as the Company’s auditor since 2019.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts)	2020	2019	2018
Net sales:
Product sales	$5,371	$5,648	$5,596
Service sales	7,385	7,470	7,319
	12,756	13,118	12,915
Costs and expenses:
Cost of products sold	4,439	4,640	4,586
Cost of services sold	4,538	4,652	4,603
Research and development	152	163	181
Selling, general and administrative	1,924	1,810	1,735
	11,053	11,265	11,105
Other income (expense), net	(64)	(39)	25
Operating profit	1,639	1,814	1,835
Non-service pension cost (benefit)	6	(33)	(44)
Interest expense (income), net	122	(14)	(14)
Net income before income taxes	1,511	1,861	1,893
Income tax expense	455	594	683
Net income	1,056	1,267	1,210
Less: Noncontrolling interest in subsidiaries' earnings	150	151	161
Net income attributable to common shareholders	$906	$1,116	$1,049

Earnings per share (Note 3):
Basic	$2.09	$2.58	$2.42
Diluted	$2.08	$2.58	$2.42
Weighted average number of shares outstanding
Basic shares	433.2	433.1	433.1
Diluted shares	434.6	433.1	433.1

See accompanying Notes to Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)	2020	2019	2018
Net income	$1,056	$1,267	$1,210
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	8	(26)	(126)

Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss)	(43)	(28)	(37)
Prior service credit	—	—	1
Amortization of actuarial loss and prior service credit	15	9	11
Other	(19)	(22)	5
	(47)	(41)	(20)
Tax benefit (expense)	11	9	4
Pension and postretirement benefit plan adjustments, net of tax	(36)	(32)	(16)

Change in unrealized cash flow hedging:
Unrealized cash flow hedging gain (loss)	10	(3)	—
Adjustment for net (gain) loss realized and included in net income	(3)	—	—
Change in unrealized cash flow hedging, net of tax	7	(3)	—

Other comprehensive income (loss), net of tax	(21)	(61)	(142)
Comprehensive income	1,035	1,206	1,068
Less: Comprehensive income attributable to noncontrolling interest	(186)	(140)	(140)
Comprehensive income attributable to common shareholders	$849	$1,066	$928

See accompanying Notes to Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

(amounts in millions, except par value)	2020	2019
Assets
Cash and cash equivalents	$1,782	$1,446
Accounts receivable (net of allowance for expected credit losses of $161 and $83)	3,148	2,861
Contract assets	458	529
Inventories, net	659	571
Other current assets	446	251
Total Current Assets	6,493	5,658
Future income tax benefits	334	373
Fixed assets, net	774	721
Operating lease right-of-use assets	542	535
Intangible assets, net	484	490
Goodwill	1,773	1,647
Other assets	310	263
Total Assets	$10,710	$9,687
Liabilities and (Deficit) Equity
Short-term borrowings	$701	$34
Accounts payable	1,453	1,331
Accrued liabilities	1,977	1,739
Contract liabilities	2,542	2,270
Total Current Liabilities	6,673	5,374
Long-term debt	5,262	5
Future pension and postretirement benefit obligations	654	590
Operating lease liabilities	367	386
Future income tax obligations	321	695
Other long-term liabilities	634	311
Total Liabilities	13,911	7,361
Commitments and contingent liabilities (Note 21)
Redeemable noncontrolling interest	83	95
Shareholders' (Deficit) Equity:
Preferred Stock, $0.01 par value, 125 shares authorized; None issued or outstanding	—	—
Common Stock and additional paid-in capital, $0.01 par value, 2,000 shares authorized; 433.4 shares issued and outstanding	59	—
Accumulated deficit	(3,076)	—
UTC Net Investment	—	2,458
Accumulated other comprehensive income (loss)	(815)	(758)
Total Shareholders' (Deficit) Equity	(3,832)	1,700
Noncontrolling interest	548	531
Total (Deficit) Equity	(3,284)	2,231
Total Liabilities and (Deficit) Equity	$10,710	$9,687

See accompanying Notes to Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in millions, except per share amounts)	2020	2019	2018
Total (Deficit) Equity at January 1	$2,231	$2,106	$2,532
Common Stock and Additional Paid-In Capital
Balance at January 1	—	—	—
Issuance of common stock (a)	4	—	—
Stock-based compensation	52	—	—
Common Stock issued under employee plans	3	—	—
Balance at December 31	59	—	—
Accumulated Deficit
Balance at January 1	—	—	—
Reclassification of UTC Net Investment (Deficit) (a)	(3,556)	—	—
Net income	741	—	—
Cash dividends declared ($0.60, $0.00 and $0.00 per common share)	(260)	—	—
Acquisitions, disposals and other changes in noncontrolling interest	4	—	—
Other	(5)	—	—
Balance at December 31	(3,076)	—	—
UTC Net Investment (Deficit)
Balance at January 1	2,458	2,277	2,552
Net transfers (to) from UTC and Separation-related transactions	(6,150)	(935)	(1,274)
Net income	165	1,116	1,049
Acquisitions, disposals and other changes in noncontrolling interest	—	—	(1)
Adoption of credit loss standard, net of tax (Note 6)	(25)	—	—
Adoption of revenue standard, net of tax (Note 2)	—	—	(49)
Issuance of common stock and reclassification of UTC Net Investment (Deficit) (a)	3,552	—	—
Balance at December 31	—	2,458	2,277
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(758)	(708)	(587)
Other comprehensive income (loss), net of tax	(57)	(50)	(121)
Balance at December 31	(815)	(758)	(708)
Noncontrolling Interest
Balance at January 1	531	537	567
Net income	150	151	161
Other comprehensive income (loss), net of tax	38	(8)	(13)
Dividends attributable to noncontrolling interest	(147)	(163)	(173)
Acquisitions, disposals and other changes in noncontrolling interest	(23)	7	(1)
Redeemable noncontrolling interest in subsidiaries earnings	(1)	7	(4)
Balance at December 31	548	531	537
Total (Deficit) Equity at December 31	$(3,284)	$2,231	$2,106
Redeemable Noncontrolling Interest
Balance at January 1	$95	$109	$131
Redeemable noncontrolling interest in subsidiaries' earnings	1	(7)	4
Other comprehensive income (loss), net of tax	(2)	(3)	(8)
Acquisitions, disposals and other changes in redeemable noncontrolling interest	(13)	—	(11)
Changes in redeemable noncontrolling interest redemption value	2	(4)	(7)
Balance at December 31	$83	$95	$109
(a) Upon Separation from UTC
See accompanying Notes to Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)	2020	2019	2018
Operating Activities:
Net income	$1,056	$1,267	$1,210
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	191	180	190
Deferred income tax benefit	(51)	(8)	127
Stock compensation cost	63	37	38
Loss on fixed asset impairment	71	—	—
Loss on disposal of business	—	26	—
Change in:
Accounts receivable, net	(163)	(191)	(196)
Contract assets and liabilities, current	282	97	9
Inventories, net	(76)	60	24
Other current assets	28	30	(11)
Accounts payable	20	6	124
Accrued liabilities	(14)	(34)	42
Pension contributions	(64)	(32)	(34)
Other operating activities, net	137	31	27
Net cash flows provided by operating activities	1,480	1,469	1,550
Investing Activities:
Capital expenditures	(183)	(145)	(172)
Investments in businesses, net of cash acquired (Note 9)	(53)	(47)	(50)
Investments in equity securities	(51)	—	—
Receipts (payments) on settlements of derivative contracts	(69)	(5)	3
Other investing activities, net	3	(6)	18
Net cash flows used in investing activities	(353)	(203)	(201)
Financing Activities:
Proceeds from issuance of long-term debt	6,300	—	—
Payment of long-term debt issuance costs	(43)	—	—
Repayment of long-term debt	(1,000)	—	—
Increase in short-term borrowings, net	647	6	11
Net transfers to UTC	(6,330)	(972)	(1,312)
Dividends paid on Common Stock	(260)	—	—
Dividends paid to noncontrolling interest	(149)	(163)	(173)
Other financing activities, net	(9)	(4)	(23)
Net cash flows used in financing activities	(844)	(1,133)	(1,497)
Effect of foreign exchange rate changes on cash and cash equivalents	59	(20)	(77)
Net increase in cash and cash equivalents	342	113	(225)
Cash, cash equivalents and restricted cash, beginning of year	1,459	1,346	1,571
Cash, cash equivalents and restricted cash, end of year	1,801	1,459	1,346
Less: Restricted cash	19	13	17
Cash and cash equivalents, end of period	$1,782	$1,446	$1,329
Supplemental cash flow information:
Interest paid (including related party of $0, $18 and $20)	$81	$18	$20
Income taxes paid, net of (refunds) (including related party of $(15), $255 and $186)	561	632	607
See accompanying Notes to Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business Overview and Separation from United Technologies Corporation

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

On November 26, 2018, United Technologies Corporation, subsequently renamed to Raytheon Technologies Corporation on April 3, 2020 ("UTC" or "RTX", as applicable), announced its intention to spin-off its Otis reportable segment and its Carrier reportable segment into two separate publicly-traded companies (the "Separation"). On April 3, 2020, the Company became an independent publicly-traded company through a pro-rata distribution of 0.5 shares of Common Stock for every share of UTC common stock held at the close of business on the record date of March 19, 2020 ("Distribution"). Otis began to trade as a separate public company (New York Stock Exchange ("NYSE"): OTIS) on April 3, 2020.

Unless the context otherwise requires, references to "Otis", "we", "us", "our" and "the Company" refer to (i) Otis Worldwide Corporation's business ("Business") prior to the Separation and (ii) Otis Worldwide Corporation and its subsidiaries following the Separation, as applicable. References to "UTC" relate to pre-Separation matters, and references to "RTX" relate to post-Separation matters.

The Separation was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with UTC related to the Separation, including but not limited to a transition services agreement (the "Transition Services Agreement" or "TSA"), a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). For further discussion on these agreements, see Note 5, "Related Parties".

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. Prior to the Separation on April 3, 2020, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of UTC. For the period subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company (collectively, the financial statements for all periods presented, including the historical results of the Company prior to April 3, 2020, are now referred to as "Consolidated Financial Statements" to reflect this change). They have been prepared in accordance with the instructions to Form 10-K.

Prior to the Separation on April 3, 2020, the Consolidated Statements of Operations included all revenues and costs directly attributable to Otis, including costs for facilities, functions and services used by Otis. Costs for certain functions and services performed by centralized UTC organizations were directly charged to Otis based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, usage or other allocation methods. All charges and allocations for facilities, functions and services performed by UTC organizations have been deemed settled in cash by Otis to UTC in the period in which the cost was recorded on the Consolidated Statements of Operations. Current and deferred income taxes were determined based on the standalone results of Otis. However, because the Company was included in our former parent UTC’s tax group in certain jurisdictions, the Company's actual tax balances may differ from those reported. The Company's portion of its domestic income taxes and certain income taxes for jurisdictions outside the U.S. are deemed to have been settled in the period the related tax expense was recorded prior to the Separation.

The Consolidated Financial Statements include the accounts of Otis and its controlled subsidiaries, as well as entities where Otis has a variable interest and is the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The factors we use to determine the primary beneficiary of a variable interest entity ("VIE") may include decision authority, control over management of day-to-day operations and the amount of our equity investments in relation to others' investments.

All significant intracompany accounts and transactions within the Company have been eliminated in the preparation of the Consolidated Financial Statements. Prior to the Separation, the Consolidated Financial Statements of the Company include assets and liabilities that have been determined to be specifically or otherwise attributable to the Company.

Certain amounts for prior years have been reclassified to conform to the current year presentation, which are immaterial.

Use of Estimates. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. In addition, estimates and assumptions may impact the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of coronavirus ("COVID-19") at December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Consolidated Financial Statements as of and for the year ended December 31, 2020 resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Consolidated Financial Statements in future reporting periods.

Risks and Uncertainties. In March 2020, the World Health Organization declared the outbreak of the novel strain of COVID-19, a global pandemic and recommended a number of restrictive measures to contain the spread, which were implemented to different degrees by governments across the world. As the global pandemic continues, the Company continues to closely monitor and manage the impact of the COVID-19 pandemic on its business globally. It is difficult to estimate at this time the duration and extent of the continued impact of the pandemic on the Company's business, financial position, cash flow and results of operations. The results of our operations and overall financial performance were impacted during the year ended December 31, 2020.

Due to existing conditions and uncertainty, COVID-19 could have an impact on our business, cash flow and results of operations into 2021. The extent of the impact will depend largely on future developments, which are highly uncertain, including the emergence of additional information concerning the severity of the outbreak, timing, efficacy, availability and distribution of vaccines, actions taken by government authorities to further contain the outbreak or address its impact and its longer-term impacts on the global economy, among other factors.

Cash and Cash Equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. Prior to the Separation, the Company participated in UTC’s centralized cash management and financing programs. See Note 5, "Related Parties" for additional information.

On occasion, we are required to maintain cash deposits with certain banks with respect to contractual or other legal obligations. Included in Other current assets and Other assets on the Consolidated Balance Sheets is approximately $19 million and $13 million of such restricted cash as of December 31, 2020 and 2019, respectively.

Accounts Receivable. The Company records accounts receivables when the right to consideration becomes unconditional. We regularly evaluate the collectability of our accounts receivable and maintain reserves for expected credit losses. See Note 6, "Accounts Receivable, Net" for additional information on the Company's policy for evaluation of expected credit losses. We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographic areas.

Retainage and Unbilled Receivables. Current and long-term accounts receivable as of December 31, 2020 and 2019 include retainage of $61 million and $59 million, respectively, and unbilled receivables of $104 million and $108 million, respectively. Retainage represents amounts that, pursuant to the applicable contract, are not due until after project completion and acceptance by the customer. Unbilled receivables represent revenues that are earned but not currently billable to the customer under the terms of the contract. These items are expected to be billed and collected in the ordinary course of business. Unbilled receivables where we have an unconditional right to payment are included in Accounts receivable, net as of December 31, 2020 and 2019.

Customer Financing Notes Receivable. Through financing arrangements with our customers, we extend payment terms, which are generally not more than one year in duration. See Note 6, "Accounts Receivable, Net" for additional information.

Factoring. The Company may sell certain trade accounts and notes receivable to lending institutions to manage credit risk. Financial assets sold under these arrangements are excluded from Accounts receivable, net in the Company’s Consolidated Balance Sheets at the time of sale if the Company has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are included in Interest expense (income), net in the accompanying Consolidated Statements of Operations.

Contract Assets and Liabilities. Contract assets and liabilities represent the difference in the timing of revenue recognition from receipt of cash from our customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Performance obligations partially satisfied in advance of customer billings are included in Contract assets, current.

Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. See Note 4, "Revenue Recognition" for further discussion of contract assets and liabilities.

Inventories. Inventories are stated at the lower of cost or estimated realizable value and are primarily based on a first-in, first-out (“FIFO”) method. Valuation reserves for excess, obsolete and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventoriable cost.

Fixed Assets. Fixed assets, including software capitalized for internal-use, are recorded at cost. Depreciation of fixed assets is computed over the fixed assets' useful lives on a straight-line basis, unless another systematic and rational basis is more representative of the fixed asset's pattern of use. See Note 8, "Fixed Assets" for further details of useful lives.

Internal-use software. The Company capitalizes direct costs of services used in the development of, and external software acquired for use as, internal-use software. Amounts capitalized are amortized over a period ranging from three to five years, on a straight-line basis, unless another systematic and rational basis is more representative of the software's use. Amounts are reported as a component of Machinery and equipment.

Asset Retirement Obligations. The Company records the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the legal obligations are determined to exist. Upon initial recognition of a liability, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted for changes in its present value and the capitalized cost is depreciated over the useful life of the related asset.

Fair Value of Financial Instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level I – Quoted prices for identical instruments in active markets.

Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level III – Instruments whose significant value drivers are unobservable.

The carrying amount of current trade receivables, accounts payable and accrued expenses approximates fair value due to the short maturity (less than one year) of the instruments.

Equity Method Investments. Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other assets on the Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee is included in Other income (expense), net in the Consolidated Statements of Operations since the activities of the investee are closely aligned with the operations of the Company. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Business Combinations. We account for transactions that are classified as business combinations in accordance with the FASB ASC Topic 805: Business Combinations. Once a business is acquired, the fair values of the identifiable assets acquired and liabilities assumed are determined with the excess cost recorded to goodwill. As required, preliminary fair values are determined once a business is acquired, with the final determination of the fair values being completed within the one-year measurement period from the date of acquisition.

Goodwill, Intangible Assets and Long-Lived Assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets consist of service portfolios, patents, trademarks/trade names, customer relationships and other intangible assets. Acquired intangible assets are recognized at fair value during acquisition accounting and then amortized to Cost of products and services sold and Selling, general and administrative over the applicable useful lives.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Goodwill and indefinite-lived intangible assets are subject to impairment testing annually or when a triggering event occurs using the guidance and criteria described in FASB ASC Topic 350: Intangibles – Goodwill and Other. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the business segment level. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identified that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. When it is determined that a quantitative analysis is required, the Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. The Company completed its most recent annual impairment testing as of July 1, 2020, and determined that no adjustment to goodwill was necessary since the fair value of each reporting unit was significantly in excess of its respective carrying value.

Finite-Lived Intangible Assets and Long-Lived Assets. Useful lives of finite-lived intangible assets are estimated based upon the nature of the intangible asset. These intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are consumed or if straight-line amortization approximates the pattern of economic benefit, a straight-line amortization method may be used. The range of estimated useful lives is as follows:

Purchased service portfolios	5 to 25 years
Patents, trademarks/trade names	4 to 40 years
Customer relationships and other	1 to 20 years

The Company evaluates the potential impairment of long-lived assets, including finite-lived intangible assets whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If the carrying value of other long-lived assets held and used exceeds the sum of the undiscounted expected future cash flows, the carrying value is written down to fair value. See Note 8, "Fixed Assets" and Note 9, "Business Acquisitions, Goodwill and Intangible Assets" for additional information regarding intangible assets and other long-lived assets.

Income Taxes. Income taxes as presented in the Consolidated Financial Statements of the Company for periods prior to the Separation attribute current and deferred income taxes of UTC to the Company's stand-alone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, the Company's income tax provision for periods prior to the Separation was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a stand-alone enterprise. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the consolidated financial statements of UTC may not be included in the Consolidated Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated Financial Statements of the Company may not be reflected in the consolidated financial statements and tax returns of UTC. Therefore, such items as net operating losses, credit carry-forwards and valuation allowances may exist in the stand-alone financial statements that may or may not exist in UTC’s consolidated financial statements. As such, the income taxes of the Company as presented in the Consolidated Financial Statements prior to the Separation may not be indicative of the income taxes that the Company will report in the future.

Certain operations of the Company have historically been included in a combined return with other UTC entities before the Separation. Current obligations for taxes in certain jurisdictions, where the Company files a combined tax return with UTC, are deemed settled with UTC for purposes of the Consolidated Financial Statements for periods prior to the Separation. Current obligations for tax in jurisdictions where the Company does not file a combined return with UTC, including certain foreign jurisdictions and certain U.S. states, are recorded within Accrued liabilities on the Consolidated Balance Sheets. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“TCJA”) was enacted. As a result, income tax attributable to previously undistributed earnings of the Company's international subsidiaries recognized in 2017 is recorded within Accrued liabilities and Future income tax obligations on the Consolidated Balance Sheets pursuant to UTC’s election to pay the tax over time, for which Otis will settle with UTC (or RTX). Additionally, under the terms of the TMA, Otis will indemnify RTX for a percentage of the toll charge installment payments due after the Separation. As a result, a portion of Otis' Future income tax obligations corresponding to the toll charge has been reclassified as a contractual indemnity obligation within Other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2020. See Note 5, "Related Parties" and Note 15, "Income Taxes" for additional information.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest expense has also been recognized. We recognize accrued interest related to unrecognized tax benefits in Interest expense (income), net. Penalties, if incurred, would be recognized as a component of Income tax expense.

The TCJA contains a new law that subjects the Company to a tax on Global Intangible Low-Taxed Income (“GILTI”), beginning in 2018. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The FASB has provided that companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI. We have elected to account for GILTI as a period cost as incurred.

Revenue Recognition. We adopted the FASB ASC Topic 606: Revenue from Contracts with Customers and its related amendments, (referred to, collectively, as "ASC 606”) effective January 1, 2018, and elected the modified retrospective approach. The results for periods before 2018 were not adjusted for the new standard and the cumulative effect of the change in accounting was recognized through UTC Net Investment at the date of adoption.

The Company's revenue streams include new equipment, maintenance and repair, and modernization. New equipment, modernization and repair services revenue are typically recognized over time as we are enhancing an asset the customer controls. Maintenance revenue is recognized on a straight-line basis over the life of the maintenance contract.

New Equipment, Modernization and Repair services. For new equipment and modernization transactions, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For repair services, the customer typically contracts for specific short-term services which form a single performance obligation.

For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which corresponds with and best depicts transfer of control or the enhancement of the customer’s assets. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs. Specific to new equipment and modernization arrangements, the Company, based on project progression, reviews cost estimates on significant contracts on a quarterly basis, and for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. These estimates form the basis for the amount of revenue to be recognized and include the latest updated total transaction price, costs and risks for each contract. These estimates for our ongoing contracts may materially change due to the change and completions of the contract scopes, cost estimates and customers' plans, among other factors.

For performance obligations recognized under the cost to cost method, we record changes in contract estimates using the cumulative catch-up method. Modifications are recognized as a cumulative catch-up or treated as a separate accounting contract if the modification adds distinct goods or services and the modification is priced at its stand-alone selling price.

Maintenance. Our customers purchase maintenance contracts which include services such as required periodic maintenance procedures, preventive services and stand ready obligations to remediate issues with the elevator/escalator when and if they arise. Given the continuous nature of these services throughout the year, we recognize revenue on maintenance contracts on a straight-line basis which aligns with the cost profile of these services. Contractual changes are typically recognized prospectively as most modifications are extensions of the existing arrangement.

Transaction Price Considerations. Our contracts typically include fixed payments which are generally received as we progress under our contracts. As a result, we have not identified any significant financing elements in our contract, and our contracts do not have significant estimates related to variable consideration except in the case of a project having an underlying performance issue, which is rare. In situations where multiple performance obligations in a single contract (e.g., new equipment and maintenance) exist, the transaction price is allocated to each performance obligation in proportion to their stand-alone selling prices. Estimates are made to account for changes in transaction prices attributable to pricing disputes that occur subsequent to the inception of contracts, based upon historical experience and the status of contracts.

Certain costs to obtain or fulfill contracts. Certain costs to obtain or fulfill a contract with a customer must be capitalized, to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer. Sales commissions related to new equipment, modernization and maintenance contracts, excluding renewals, are capitalized as contract fulfillment costs and are amortized consistent with the pattern of transfer of the goods or services. Customer contract costs, which do not qualify for capitalization as contract fulfillment costs, are expensed as incurred.

Loss Contracts. Loss provisions on contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at contract signing. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become probable.

Self-Insurance. The Company is primarily self-insured for a number of risks including, but not limited to, workers’ compensation, general liability, automobile liability, property and employee-related healthcare benefits. The Company has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses within Accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, totaling $299 million and $269 million as of December 31, 2020 and 2019, respectively.

Derivatives and Hedging Activity. We have used derivative instruments, principally forward contracts, to help manage certain foreign currency exposures. Derivative instruments are viewed as risk management tools by us and are not used for trading or speculative purposes. By their nature, all financial instruments involve market and credit risks. We enter into derivative and other financial instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We limit counterparty exposure and concentration of risk by diversifying counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties.

Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), net of tax and reclassified to earnings as a component of product sales or expenses, as applicable, when the hedged transaction occurs. Gains and losses on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Consolidated Statement of Cash Flows. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

As discussed in Note 17, "Financial Instruments" to the Consolidated Financial Statements as of December 31, 2020 we have €420 million of euro-denominated commercial paper, which qualifies as a net investment hedge against our investments in European businesses. We evaluate the effectiveness of the net investment hedge each quarter, and as of December 31, 2020, the net investment hedge is deemed to be effective.

In addition, the Company periodically enters into sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the embedded derivative component of these contracts. The changes in the fair value of these embedded derivatives are recorded in Other income (expense), net in the Consolidated Statements of Operations. For the years ended December 31, 2020, 2019 and 2018, Other income (expense), net included a loss of $3 million, a loss of $27 million and a gain of $12 million, respectively, related to the changes in fair value of embedded derivatives.

To the extent the hedge accounting criteria are not met, the foreign currency forward contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. Additional information pertaining to foreign currency forward contracts and net investment hedging is included in Note 17, "Financial Instruments".

Environmental. Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including current laws, regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. Liabilities with fixed or reliably determinable future cash payments are discounted. Accrued environmental liabilities are not reduced by potential insurance reimbursements. See Note 21, "Contingent Liabilities" for additional details on the environmental remediation activities.

Research and Development. These costs are expensed in the period incurred and are shown on a separate line of the Consolidated Statements of Operations. Research and development expenses, covering research and the advancement of potential new and improved products and their uses, primarily include salaries and other employment costs.

Other Income (Expense), Net. Other income (expense), net includes the impact of changes in the fair value and settlement of embedded and foreign exchange derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses, gains on insurance recoveries and certain other infrequent operating income and expense items.

Foreign Exchange. We conduct business in many different currencies and, accordingly, are subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of substantially all of our foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods. The aggregate effects of translating the balance sheets of these subsidiaries are deferred within Accumulated other comprehensive income (loss).

Pension and Postretirement Obligations. Guidance under FASB ASC Topic 715: Compensation – Retirement Benefits requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under this guidance, actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Pension and postretirement obligation balances and related costs reflected within the Consolidated Financial Statements include both costs directly attributable to plans dedicated to Otis, as well as an allocation of costs for Otis employees’ participation in UTC’s plans prior to Separation. See Note 13, "Employee Benefit Plans" for additional information.

Noncontrolling Interest. Ownership interest in the Company's subsidiaries held by parties other than the Company are presented separately from Shareholders' (Deficit) Equity as “Noncontrolling interest” within equity on the Consolidated Balance Sheets. The amount of net income attributable to common shareholders and the noncontrolling interest are both presented on the Consolidated Statements of Operations.

All noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported in the mezzanine section of the Consolidated Balance Sheets, between Liabilities and equity (deficit), at the greater of redemption value or initial carrying value.

The activity attributable to noncontrolling interest and redeemable noncontrolling interest for the years ended December 31, 2020, 2019 and 2018 are presented in the Consolidated Statements of Changes in Equity.

UTC Net Investment. For periods prior to the Separation, UTC’s Net Investment in the Company is presented as “UTC Net Investment” on the Consolidated Balance Sheets. The Consolidated Statements of Changes in Equity include corporate allocations, net cash transfers and other property transfers between our former parent UTC and the Company, as well as related party receivables, payables and long-term debt between the Company and other UTC affiliates that were settled on a current basis. Prior to the Separation, UTC performed cash management and other treasury-related functions on a centralized basis for nearly all of its legal entities, which includes the Company, and, consequently, the net cash generated by the Company in legal entities that participated in UTC’s centralized cash management and financing programs was transferred to UTC through the related party accounts. See Note 5, "Related Parties" for additional information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach, resulting in recording a cumulative-effect non-cash after-tax adjustment to retained earnings as of January 1, 2020, as discussed further in Note 6, "Accounts Receivable, Net."

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2019. The Company adopted this standard prospectively effective January 1, 2020. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The new standard allows companies to reclassify to retained earnings the stranded tax effects in Accumulated other comprehensive income from the then-newly-enacted TCJA. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard and elected to reclassify the income tax effects of the TCJA from Accumulated other comprehensive (loss) to UTC Net Investment effective January 1, 2019. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard includes updates to the disclosure requirements for defined benefit plans including several additions, deletions and modifications to the disclosure requirements. The provisions of this ASU are effective for years ending after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Future Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. We do not expect this standard to have a material impact on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. We are currently evaluating the impact of adopting this standard but do not expect it to have a material impact on our Consolidated Financial Statements.

Note 3: Earnings per Share

On April 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Common Stock, par value $0.01 per share, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all shares were owned by UTC prior to the Separation. For the 2019 and 2018 calculations, these shares are treated as issued and outstanding at January 1, 2019 and 2018 for purposes of calculating historical basic and diluted earnings per share.

Prior to the Separation, Otis employees participated in UTC's equity incentive plans, pursuant to which they were granted stock options, stock appreciation rights, restricted stock units, and performance-based restricted stock units. All awards granted under these plans were related to UTC common shares. Upon Separation, outstanding awards held by Otis employees under UTC's equity incentive plans were converted in accordance with the EMA using the conversion ratios set forth in the EMA. Depending on whether the awards held on the Separation date were in an unvested or vested status, Otis employees either received converted awards solely in Otis based shares (unvested status) or a combination of Otis, UTC and Carrier share based awards (vested status). Former Otis employees, and current and former legacy UTC and Carrier employees, who on the Separation date were holding outstanding UTC awards in a vested status also received a combination of Otis, UTC and Carrier awards post-spin. The conversion methodology used was calculated in accordance with the EMA and with the purpose of maintaining the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation. See Note 13, "Employee Benefit Plans" for further detail.

For the purpose of the below diluted earnings per share computation, we only included the units associated with the converted Otis share-based awards. These awards were assumed to be outstanding beginning from the Separation date.

(dollars in millions, except per share amounts; shares in millions)	2020	2019	2018
Net income attributable to common shareholders	$906	$1,116	$1,049

Basic weighted average number of shares outstanding	433.2	433.1	433.1
Stock awards and equity units (share equivalent)	1.4	—	—
Diluted weighted average number of shares outstanding	434.6	433.1	433.1

Earnings Per Share of Common Stock:
Basic	$2.09	$2.58	$2.42
Diluted	$2.08	$2.58	$2.42

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards assumed proceeds exceed the average market price of the common shares during the period. For 2020, there were 4.6 million of anti-dilutive stock awards excluded from the computation.

Note 4: Revenue Recognition

We account for revenue in accordance with ASC 606. In addition to the following disclosures, Note 22, "Segment Financial Data" provides additional disclosures required by ASC 606, including disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Total Contract assets and Contract liabilities at December 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Contract assets, current	$458	$529
Total contract assets	458	529

Contract liabilities, current	2,542	2,270
Contract liabilities, noncurrent (included within Other long-term liabilities)	44	18
Total contract liabilities	2,586	2,288
Net contract liabilities	$2,128	$1,759

Contract assets decreased by $71 million during the year ended December 31, 2020 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $298 million during the year ended December 31, 2020 primarily due to contract billings in excess of revenue earned. During the year ended December 31, 2020 and 2019, we recognized revenue of $1.6 billion and $1.7 billion related to the contract liabilities as of January 1, 2020 and as of January 1, 2019, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of December 31, 2020, our total RPO was approximately $17.2 billion. Of the total RPO as of December 31, 2020, we expect approximately 90% will be recognized as sales over the following 24 months. On December 31, 2019, we had approximately $16.4 billion of remaining performance obligations, at which time we expected to recognize approximately 91% of these remaining performance obligations as sales in the next 24 months.

Note 5: Related Parties

In connection with the Separation as further described in Note 1, "Description of Business and Separation from United Technologies Corporation", the Company entered into several agreements with our former parent UTC and Carrier. These agreements include a separation and distribution agreement that sets forth certain agreements with UTC and Carrier regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Carrier and Otis as part of the Separation, and when and how these transfers and assumptions occurred. Other agreements that we entered into that govern aspects of our relationship with RTX and Carrier following the Separation include:

•TSA. We entered into the TSA under which RTX provides the Company with certain services and we provide certain services to RTX for a limited time to help ensure an orderly transition following the Separation.

•TMA. We entered into the TMA with our former parent UTC and Carrier that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the TMA, Otis generally is responsible for federal, state and foreign taxes imposed on a separate return basis on Otis (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free.

•EMA and Intellectual Property Agreement. We also entered into the EMA, which allocated among Otis, UTC and Carrier the liabilities and responsibilities relating to employment matters, employee compensation and benefit plans, benefit programs and other related matters, as well as an intellectual property agreement with UTC and Carrier in connection with the Separation.

Net Transfers from (to) UTC and Separation Transactions. In connection with the Separation, certain assets and liabilities were contributed to the Company by our former parent UTC leading up to and at the time of the Separation. During 2020 and prior to the Separation, net liabilities of $43 million were contributed to the Company by UTC, primarily consisting of deferred tax assets and liabilities and fixed assets. Prior to the Separation, these non-cash contributions were recorded as Net transfers (to) from UTC on the Consolidated Statements of Changes in Equity through UTC Net Investment.

Upon Separation, the following were recorded as Net transfers (to) from UTC and Separation-related transactions on the Consolidated Statements of Changes in Equity through UTC Net Investment:

(dollars in millions)
Cash and cash equivalents	$220
Taxes and other	187
Total	$407

Prior to the Separation, UTC paid Otis Cash and cash equivalents of $190 million in connection with the Separation Agreement, and approximately $30 million as settlement of related party receivables due from UTC to Otis as a result of a cash overdraft as of March 31, 2020.

Additionally, the TCJA imposed a non-recurring toll charge, to be paid in installments over an 8-year period, on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Under the terms of the TMA, Otis will indemnify RTX for a percentage of the toll charge installment payments due after April 3, 2020. As a result, a portion of Otis' Future income tax obligations corresponding to the toll charge has been reclassified as a contractual indemnity obligation within Other long-term liabilities on the Consolidated Balance Sheets. The TMA also provides for RTX to indemnify Otis for certain foreign tax obligations as a result of Otis' inclusion in certain foreign consolidated tax returns prior to the Separation. As a result, Otis has reflected this contractual indemnification asset within Other current assets and the related tax obligations within Accrued liabilities on the Consolidated Balance Sheets. As a result of the Separation and the provisions of the TMA, Otis' total net tax-related liabilities on April 3, 2020 were reduced by $191 million, comprising the following impacts to the Consolidated Balance Sheets:

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

There were also $4 million of Other long-term liabilities recorded upon Separation on the Consolidated Balance Sheet.

In addition to Income taxes paid, net of (refunds) on the Consolidated Statements of Cash Flows, as a result of the TMA the Company made a payment of $86 million for foreign tax obligations that was reimbursed by RTX in 2020.

Shared Costs. The Consolidated Financial Statements have been prepared on a standalone basis for the periods prior to the Separation on April 3, 2020, and for those periods are derived from the consolidated financial statements and accounting records of UTC. Prior to the Separation, the Company had been managed and operated in the normal course of business with other affiliates of UTC. Accordingly, for periods prior to the Separation on April 3, 2020, certain shared costs were allocated to the Company and reflected as expenses in these Consolidated Financial Statements.

Allocated centralized costs were incurred as follows:

(dollars in millions)	2020	2019	2018
Allocated centralized costs	$16	$80	$90

Prior to the Separation, UTC incurred significant corporate costs such as treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally included all payroll and benefit costs, as well as overhead costs related to certain functions. All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded. These expenses are primarily included in Selling, general and administrative expense on the Consolidated Statements of Operations. The future results of operations, financial position and cash flows could differ materially from the historical results presented herein. There were no allocated centralized costs for the periods after the Separation.

Separation Costs. In connection with the Separation as further described in Note 1, "Description of Business and Separation from United Technologies Corporation", we incurred Separation costs as follows:

(dollars in millions)	2020	2019	2018
Separation costs	$119	$43	$—

We incurred non-recurring Separation-related costs of $119 million and $43 million in 2020 and 2019, respectively, of which $106 million and $43 million, respectively, are recorded in Selling, general and administrative expense and the remaining costs are recorded in Other income (expense), net on the Consolidated Statements of Operations. The Selling, general and administrative expenses primarily consist of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, costs to exit from certain services previously provided under the TSA, equity-based awards and other transaction-related costs to transition to being a standalone public company. The costs recorded in Other income (expense), net primarily consist of the finalization of tax returns and tax payments made after the Separation, partially offset in the tax provision, due to differences between the estimated indemnity recorded upon spin and final indemnity payment received relative to the overall tax liability and payments previously submitted.

Cash Management and Financing. Prior to the Separation, the Company participated in UTC's centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which were operated by UTC. Cash receipts were transferred to centralized accounts, which were also maintained by UTC. As cash was received and disbursed by UTC, it was accounted for by the Company through UTC Net Investment. All short and long-term debt was financed by UTC prior to the issuance of the notes and the term loan in connection with the Separation, and the financing decisions for wholly and majority owned subsidiaries were determined by UTC. The cash reflected on the Consolidated Balance Sheets as of December 31, 2019 represents cash on hand at certain foreign entities that did not participate in the centralized cash management program and were specifically identifiable to the Company.

Long-Term Debt, Accounts Receivable and Accounts Payable. Certain related party transactions between the Company and our former parent UTC have been included within UTC Net Investment on the Consolidated Balance Sheets in the historical periods presented prior to the Separation. The UTC Net Investment includes related party receivables due from UTC and its affiliates of $7.7 billion as of December 31, 2019. The UTC Net Investment includes related party payables due to UTC and its affiliates of $750 million as of December 31, 2019, which primarily related to centralized cash management and financing programs. The UTC Net Investment includes related party debt due to UTC and its affiliates of $100 million as of

December 31, 2019. The interest income and expense related to the activity with UTC that was included in Otis' results is presented on a net basis in the Consolidated Statements of Operations as this is settled in cash. Interest income on the activity with our former parent UTC was $23 million and $25 million in 2019 and 2018, respectively. Interest expense on the activity with our former parent UTC was $18 million and $20 million in 2019 and 2018, respectively. There was no interest income or interest expense activity with our former parent UTC in 2020. The total effect of the settlement of these related party transactions is reflected as a financing activity on the Consolidated Statements of Cash Flows for the historical periods presented.

Additionally, prior to the Separation, certain related party trade transactions between Otis and UTC and affiliate businesses were cash-settled on a current basis, and therefore, are reflected in the Consolidated Balance Sheets as Accounts payable and amounted to $11 million as of December 31, 2019.

Guarantees. Prior to the Separation, UTC and its affiliates issued parent company guarantees to certain customers or other third parties regarding the product performance obligations of Otis under certain installation and long-term maintenance contracts, as well as parent guarantees on behalf of Otis to guarantee ordinary course of business performance obligations as required by certain Otis customers and banks to support credit facilities to Otis' affiliates. Typically, contract performance guarantees provided to Otis customers are in amounts equal to a portion or the entire value of the awarded contract and remain in place through the completion of a contract or warranty period. At December 31, 2019, the total outstanding parent guarantees were approximately $1.8 billion, and all such parent guarantees were terminated in connection with the Separation.

There were no costs charged to Otis by our former parent UTC related to these guarantees. Payouts under these guarantees were not significant for 2020, 2019 and 2018.

UTC also provided parent guarantees of Otis' long-term debt, which terminated upon Separation.

Note 6: Accounts Receivable, Net

Adoption of Credit Loss Standard

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments including trade receivables, contract assets, long term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information and current conditions through a reasonable forecast period. The Credit Loss Standard requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash after-tax adjustment to retained earnings as of January 1, 2020 was recorded in the amount of approximately $25 million.

We are exposed to credit losses primarily through our net sales of products and services to our customers which are recorded as Accounts Receivable, net on the Consolidated Balance Sheets. We evaluate each customer's ability to pay through assessing customer creditworthiness, historical experience and current economic conditions through a reasonable forecast period. Factors considered in our evaluation of assessing collectability and risk include: underlying value of any collateral or security interests, significant past due balances, historical losses and existing economic conditions including country and political risk. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses. We may require collateral or prepayment to mitigate credit risk.

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

Accounts receivable, net consisted of the following as of December 31:

(dollars in millions)	2020	2019
Trade receivables	$2,987	$2,671
Customer financing notes receivable	130	52
Unbilled receivables	104	108
Miscellaneous receivables	88	113
	3,309	2,944
Less: allowance for expected credit losses [1]	161	83
Balance	$3,148	$2,861

1 Prior to January 1, 2020 allowances for doubtful accounts were recorded when accounts receivable were determined to be uncollectible.

The changes in allowance for credit losses related to Accounts receivable, net for the year ended December 31, 2020 is as follows:

(dollars in millions)	2020
Balance as of January 1	$83
Impact of credit standard adoption	28
Current period provision for expected credit losses	40
Write-offs charged against the allowance for expected credit losses	(20)
Other	30
Balance as of December 31	$161

During 2020, there was approximately $26 million of previously reserved balances moved into allowance for credit losses. As a result of this activity, there was no impact to the Consolidated Statements of Operations for 2020.

Note 7: Inventories, net

(dollars in millions)	2020	2019
Raw materials and work-in-process	$113	$103
Finished goods	546	468
Total	$659	$571

Raw materials and work-in-process and Finished goods are net of valuation reserves of $112 million and $103 million as of December 31, 2020 and 2019, respectively.

Note 8: Fixed Assets

(dollars in millions)	Estimated Useful Lives	2020	2019
Land		$48	$45
Buildings and improvements	20 - 40 Years	616	574
Machinery and equipment	3 - 12 Years	1,175	1,043
Assets under construction		132	141
		1,971	1,803
Less: Accumulated depreciation		(1,197)	(1,082)
		$774	$721

Depreciation expense was $100 million, $85 million and $86 million in 2020, 2019 and 2018, respectively.

In 2020, as a result of reviewing our technology strategies following the Separation, the Company recorded a pre-tax loss for the write-off of Assets under construction of approximately $71 million within Other income (expense), net in the Consolidated Statements of Operations.

Non-cash investing activities involving fixed assets resulted in a net increase to Accounts payable of $7 million and $4 million during 2020 and 2019, respectively.

Note 9: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses, net of cash acquired, totaled $55 million (including debt assumed), $47 million and $50 million in 2020, 2019 and 2018, respectively. The acquisitions in each year consisted of a number of immaterial acquisitions in our Service segment. Transaction costs incurred were not considered significant.

In 2019, the Company recorded a pre-tax loss on the sale of a business of $19 million within Other income (expense), net on the Consolidated Statement of Operations. There were no significant disposals of businesses for the years ended December 31, 2020 or 2018.

Goodwill. Changes in our Goodwill balances in 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2020
New Equipment	$337	$—	$20	$357
Service	1,310	30	76	1,416
Total	$1,647	$30	$96	$1,773

Changes in our Goodwill balances in 2019 were as follows:

(dollars in millions)	Balance as of January 1, 2019	Goodwill Resulting From Business Combinations	Business Disposals	Foreign Currency Translation and Other	Balance at December 31, 2019
New Equipment	$345	$—	$—	$(8)	$337
Service	1,343	16	(16)	(33)	1,310
Total	$1,688	$16	$(16)	$(41)	$1,647

Intangible Assets. Identifiable intangible assets are comprised of the following:

	2020		2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,123	$(1,661)	$2,069	$(1,598)
Patents, trademarks/trade names	22	(16)	21	(15)
Customer relationships and other	54	(45)	46	(40)
	2,199	(1,722)	2,136	(1,653)
Unamortized:
Trademarks and other	7	—	7	—
Total	$2,206	$(1,722)	$2,143	$(1,653)

Fully amortized service portfolios of $117 million were written off during 2020.

Amortization expense of intangible assets was $91 million, $95 million and $104 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated future amortization of intangible assets is as follows:

(dollars in millions)	2021	2022	2023	2024	2025
Future amortization	$83	$71	$61	$53	$47

Note 10: Borrowings and Lines of Credit

(dollars in millions)	2020	2019
Commercial paper	$664	$—
Other borrowings	37	34
Total short-term borrowings	$701	$34

As of December 31, 2020, we had an aggregate of $1.5 billion unsecured, unsubordinated commercial paper programs in place. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S. In September 2020, we issued €420 million of Euro denominated commercial paper. The Company used the proceeds from the commercial paper issuance to pay down a portion of the principal balance of the term loan described below. The Euro denominated commercial paper qualifies as a net investment hedge against our investments in European businesses. As of December 31, 2020, the net investment hedge is deemed to be effective. In November 2020, we issued $150 million of U.S. Dollar commercial paper to pay down the remaining balance of the term loan described below.

As of December 31, 2020, we had a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, effective as of April 3, 2020, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of December 31, 2020, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

On February 10, 2020, the Company entered into a term loan credit agreement, as amended, providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility (the "term loan"). On March 27, 2020, the Company drew on the full amount of the term loan. On September 28, 2020, we made a $750 million prepayment of our term loan and paid the remaining balance of approximately $250 million on November 20, 2020, resulting in the payment in full and termination of the term loan credit agreement.

Additionally, on February 27, 2020, we issued $5.3 billion unsecured, unsubordinated notes.

The net proceeds of the term loan and the notes described above of approximately $6.3 billion in the aggregate were distributed to UTC prior to the Separation.

The revolving credit agreement, term loan credit agreement and indenture contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Company's and its subsidiaries’ ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement and the term loan credit agreement require that we maintain a maximum consolidated leverage ratio as defined in the agreements, commencing with the test period ending September 30, 2020. The revolving credit agreement, term loan credit agreement and indenture also contain events of default customary for financings of these types. The Company was in compliance with all covenants in 2020.

Long-term debt consisted of the following as of December 31:

(dollars in millions)	2020	2019
LIBOR plus 45 bps floating rate notes due 2023 [1,2]	$500	$—
2.056% notes due 2025 [2]	1,300	—
2.293% notes due 2027 [2]	500	—
2.565% notes due 2030 [2]	1,500	—
3.112% notes due 2040 [2]	750	—
3.362% notes due 2050 [2]	750	—
Other (including finance leases)	5	5
Total principal long-term debt	5,305	5
Other (discounts and debt issuance costs)	(43)	—
Total long-term debt	5,262	5
Less: current portion	—	—
Long-term debt, net of current portion	$5,262	$5

1 The three-month LIBOR rate at December 31, 2020 was approximately 0.24%.
2 On February 27, 2020, we issued $5.3 billion of unsecured, unsubordinated notes. We may redeem these notes at our option pursuant to certain terms.

Debt issuance costs are presented as a reduction of debt on the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. Debt issuance costs amortization reflected in the Statements of Operations for the year ended December 31, 2020 is $5 million, and the total interest expense recorded on our external debt for the year ended December 31, 2020 was $124 million. The unamortized debt issuance costs at December 31, 2020 is approximately $43 million.

The average maturity of our long-term debt at December 31, 2020 is approximately 11.2 years. The average interest rate on our debt for 2020 is as follows:

2020
Average interest rate - average outstanding borrowings during the year:
Short-term borrowings	(0.2)%
Total long-term debt	2.3%

Average interest rate - average outstanding borrowings as of December 31:
Short-term borrowings	(0.2)%
Total long-term debt	2.4%

The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(dollars in millions)
2021	$—
2022	3
2023	500
2024	—
2025	1,302
Thereafter	3,500
Total	$5,305

Note 11: Accrued Liabilities

(dollars in millions)	2020	2019
Accrued salaries, wages and employee benefits	$556	$516
Accrued interest	223	165
Accrued income taxes payable	182	157
Operating lease liabilities	167	140
VAT and other non-income tax payables	102	116
Other liabilities	747	645
Total	$1,977	$1,739

Accrued interest primarily consists of interest accrued for uncertain tax positions and the German tax litigation as described in Note 21, "Contingent Liabilities", as well as $45 million of interest accrued for borrowings as described in Note 10, "Borrowings and Lines of Credit".

Note 12: Other Long-term Liabilities

(dollars in millions)	2020	2019
Contractual indemnity obligation	$239	$—
General, product and auto liability	152	145
Employee benefits	113	97
Other liabilities	130	69
Total	$634	$311

The Contractual indemnity obligation consists of a payable to RTX, resulting from the TMA. See Note 5, "Related Parties" for further details.

Note 13: Employee Benefit Plans

The Company sponsors numerous single-employer domestic and international employee benefit plans and, prior to the Separation, certain of our employees participated in employee benefit plans (“Shared Plans”) sponsored by UTC that included participants of the other UTC businesses. We have accounted for our participation in the Shared Plans prior to the Separation as multiemployer benefit plans, as discussed below.

Employee Savings Plans. We sponsor various employee savings plans. Prior to the Separation, UTC also sponsored and contributed to defined contribution employee savings plans. Prior to the Separation, certain employees of Otis participated in these plans. Our contributions to employer-sponsored defined contribution plans were $54 million, $41 million and $38 million for 2020, 2019, and 2018, respectively.

Pension Plans. We sponsor both funded and unfunded domestic and international defined benefit pension plans that cover a large number of our employees. Our plans use a December 31 measurement date consistent with our fiscal year.

(dollars in millions)	2020	2019
Change in benefit obligation:
Beginning balance	$1,092	$869
Service cost	40	33
Interest cost	16	21
Actuarial (gain) loss	40	81
Benefits paid	(28)	(30)
Net settlement, curtailment and special termination benefits	(26)	(23)
Other	91	141
Ending balance	$1,225	$1,092

Change in plan assets:
Beginning balance	$622	$444
Actual return on plan assets	24	76
Employer contributions	64	32
Benefits paid	(28)	(30)
Settlements	(26)	(23)
Other	47	123
Ending balance	$703	$622

Funded status:
Fair value of plan assets	$703	$622
Benefit obligations	(1,225)	(1,092)
Funded status of plan	$(522)	$(470)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$87	$83
Current liability	(21)	(20)
Noncurrent liability	(588)	(533)
Net amount recognized	$(522)	$(470)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$280	$236
Prior service credit	(1)	(2)
Net amount recognized	$279	$234

The amounts included in "actuarial loss" in the above table primarily are due to changes in discount rate assumptions driven by decreases in corporate bond yields. The amounts included in “Other” in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Australia, Canada, Germany, Spain and Switzerland, and in 2019 an additional foreign defined benefit plan. Domestic pension plans provide retirement benefits to certain employees and are not a material component of the projected benefit obligation.

In 2020, 2019 and 2018 we made cash contributions to our defined benefit pension plans of $64 million, $32 million and $34 million, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(dollars in millions)	2020	2019
Projected benefit obligation	$787	$697
Accumulated benefit obligation	685	609
Fair value of plan assets	205	157

Information for pension plans with projected benefit obligations in excess of plan assets:

(dollars in millions)	2020	2019
Projected benefit obligation	$991	$966
Accumulated benefit obligation	846	846
Fair value of plan assets	383	413

The accumulated benefit obligation for all defined benefit pension plans was $1.1 billion and $1.0 billion at December 31, 2020, and 2019, respectively.

The components of the net periodic pension cost are as follows:

(dollars in millions)	2020	2019	2018
Pension benefits:
Service cost	$40	$33	$33
Interest cost	16	21	21
Expected return on plan assets	(25)	(24)	(23)
Amortization of prior service credit	(1)	(1)	(1)
Recognized actuarial net loss	16	10	12
Net settlement, curtailment and special termination benefits loss (gain)	5	2	(3)
Net periodic pension cost – employer	$51	$41	$39

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

(dollars in millions)	2020	2019	2018
Current year actuarial loss	$41	$28	$37
Prior service credit arising during period	—	—	(1)
Amortization of actuarial loss	(16)	(10)	(12)
Amortization of prior service credit	1	1	1
Net settlement and curtailment (loss) gain	(5)	(2)	3
Other	24	27	(8)
Total recognized in other comprehensive loss	$45	$44	$20
Net recognized in net periodic pension cost and other comprehensive loss	$96	$85	$59

The amounts included in “Other” in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Australia, Germany, Canada and Switzerland, and in 2019, an additional foreign defined benefit plan.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Cost
(dollars in millions)	2020	2019	2020	2019	2018
Discount rate:
Projected benefit obligation	1.1%	1.5%	1.5%	2.5%	2.4%
Salary scale	3.0%	3.1%	3.1%	3.3%	3.3%
Expected return on plan assets	—	—	4.5%	5.2%	5.2%
Interest crediting rate	0.6%	0.7%	0.7%	1.5%	1.5%

The weighted-average discount rates used to measure pension benefit obligations and net costs are set by reference to specific analyses using each plan’s specific cash flows and are then comparing them to high-quality bond indices for reasonableness.

In determining the expected return on plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance. In addition, we may consult with, and consider the opinions of, financial and other professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns.

The plans’ investment management objectives include providing the liquidity and asset levels needed to meet current and future benefit payments, while maintaining a prudent degree of portfolio diversification considering interest rate risk and market volatility. Globally, investment strategies target a mix of approximately 50% of growth-seeking assets and 50% of income-generating and hedging assets using a wide diversification of asset types, fund strategies and investment managers. The growth seeking allocation consists of global public equities in developed and emerging countries, and alternative-asset class strategies. Within the income-generating assets, the fixed income portfolio consists of mainly government and broadly diversified high-quality corporate bonds.

The fair values of pension plan assets at December 31, 2020 and 2019 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$52	$39	$—	$—	$91
Global Equity Funds at net asset value (5)	—	—	—	154	154
Fixed income securities:
Governments	20	41	—	—	61
Corporate Bonds	49	4	—	—	53
Fixed income securities at net asset value (5)	—	—	—	90	90
Real estate (2) (5)	12	6	—	12	30
Other (3) (5)	2	129	—	25	156
Cash and cash equivalents (4) (5)	6	1	—	41	48
Total	$141	$220	$—	$322	683
Other assets and liabilities (6)					20
Total at December 31, 2020					$703

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$—	$183	$—	$—	$183
Global Equity Funds at net asset value (5)	—	—	—	78	78
Fixed income securities:
Governments	—	54	—	—	54
Corporate Bonds	—	87	—	—	87
Fixed income securities at net asset value (5)	—	—	—	47	47
Real estate(2) (5)	—	26	—	1	27
Other (3)	—	138	—	—	138
Cash and cash equivalents (4)(5)	—	8	—	—	8
Total at December 31, 2019	$—	$496	$—	$126	$622

(1) Represents investments in mutual funds and investments in commingled funds that invest primarily in common stocks.
(2) Represents investments in real estate including commingled funds and directly-held properties.
(3) Represents insurance contracts and global-balanced-risk commingled funds consisting mainly of equity, bonds and some commodities.
(4) Represents short-term commercial paper, bonds and other cash or cash-like instruments.
(5) In accordance with FASB ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
(6) Represents trust receivables and payables that are not leveled.

Quoted market prices are used to value investments when available. Investments in securities traded on exchanges, including listed futures and options, are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Fixed income securities are primarily measured using a market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings. Over-the-counter securities and government obligations are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes. Temporary cash investments are stated at cost, which approximates fair value.

We expect to make total contributions of approximately $30 million to our global defined benefit pension plans in 2021, including benefit payments to be paid directly from corporate assets.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $56 million in 2021, $59 million in 2022, $62 million in 2023, $59 million in 2024, $61 million in 2025, and $353 million from 2026 through 2030.

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health and life benefits to eligible retirees. The postretirement plans are unfunded. The benefit obligation was $11 million and $9 million at December 31, 2020, and 2019, respectively. The net periodic cost was $1 million for 2020, 2019 and 2018, respectively. Other comprehensive loss of $2 million was recognized during 2020 related to changes in benefit obligations.

The projected benefit obligation discount rate was 4.3% and 4.7% at December 31, 2020 and 2019, respectively. The Net Cost discount rate was 4.7%, 5.3% and 5.3% for 2020, 2019 and 2018, respectively.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $1 million each year from 2021 through 2025, and $3 million from 2026 through 2030.

Multiemployer Benefit Plans. We contribute to various domestic and international multiemployer defined benefit pension plans. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Lastly, if we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans a withdrawal liability based on the underfunded status of the plan.

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2020 and 2019 is for the plan’s year-end at June 30, 2019 and June 30, 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Our significant plan is in the green zone which represents a plan that is at least 80% funded and does not require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”). An extended amortization provision of ten years was utilized to recognize investment gains or losses for our significant plan through June 30, 2019.

(dollars in millions)		PPA Zone Status		FIP/RP Status	Contributions			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2020	2019	Pending/Implemented	2020	2019	2018
National Elevator Industry Pension Plan	23-2694291	Green	Green	No	$131	$127	$120	No	7/8/2022
Other funds					7	9	8
					$138	$136	$128

For the plan years ended June 30, 2019 and 2018, respectively, we were listed in the National Elevator Industry Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, the Form 5500 was not available for the plan year ending June 30, 2020.

In addition, we participate in multiemployer arrangements that provide postretirement benefits other than pensions, with the National Elevator Industry Health Benefit Plan being the most significant. These arrangements generally provide medical and life benefits for eligible active employees and retirees and their dependents. Contributions to multiemployer plans that provide postretirement benefits other than pensions were $20 million, $21 million and $20 million for 2020, 2019 and 2018, respectively.

UTC Sponsored Defined Benefit Plans. Defined benefit pension and postretirement benefit plans that were sponsored by our former parent UTC have been accounted for as multi-employer plans in these Consolidated Financial Statements pre-Separation, in accordance with FASB ASC Topic 715-30: Defined Benefit Plans – Pension and FASB ASC Topic 715-60: Defined Benefit Plans – Other Postretirement. FASB ASC Topic 715: Compensation-Retirement Benefits provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. Therefore, no assets or liabilities related to these plans have been included on the Consolidated Balance Sheets.

These pension and post retirement expenses were allocated to the Company and reported in Cost of products and services sold, Selling, general and administrative and Non-service pension cost (benefit) on the Consolidated Statements of Operations. The Company's participation in the defined pension and postretirement benefit plans sponsored by our former parent UTC concluded upon the completion of the Separation on April 3, 2020. The amounts for pension and postretirement expenses for the years ended December 31 were as follows:

(dollars in millions)	2020	2019	2018
Service cost	$1	$15	$18
Non-service pension benefit	(5)	(42)	(49)
	$(4)	$(27)	$(31)

Stock-based Compensation. Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by our former parent UTC. The UTC stock-based compensation plans included various types of market and performance-based incentive awards, including stock options, stock appreciation rights, restricted stock units, and performance-based share units. All awards granted under the plans were based on UTC common shares, and only the activity attributable to Otis employees from these awards is reflected in the accompanying Consolidated Financial Statements for the year ended December 31, 2020.

In connection with the Separation, the Company adopted the 2020 Long-Term Incentive Plan (the "Plan"). The Plan became effective on April 3, 2020. A total of 45 million shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted share unit awards, stock appreciation rights, stock options, and performance-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted share units held for more than one year may become vested and exercisable (if applicable), subject to certain terms and conditions. Awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year remain eligible to vest based on actual performance relative to target metrics. We currently intend to issue new shares for share option exercises and conversions under our equity compensation arrangements, and will continue to evaluate this policy in connection with our share repurchase program.

In connection with the Separation, and in accordance with the EMA, the Company's employees with outstanding former UTC stock-based awards received replacement stock-based awards under the Plan at Separation. The value of the replaced stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. The incremental expense incurred by the Company was not material. As of December 31, 2020, approximately 28 million shares remain available for awards under the 2020 Plan.

Stock-based Compensation Expense

We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest. For periods prior to the Separation, stock-based compensation expense includes expense attributable to Otis, and the fair value assumptions are based on the awards and terms previously granted under the UTC incentive compensation plan to Otis employees. Accordingly, the amounts presented for the years ended December 31, 2020, 2019 and 2018 are not necessarily indicative of future awards and do not necessarily reflect the results that Otis would have experienced as an independent publicly-traded company.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Year Ended
(dollars in millions)	2020	2019	2018
Stock-based compensation expense (Share-based)	$63	$37	$38
Stock-based compensation expense (Cash-based)	(4)	10	(1)
Total gross stock-based compensation expense	$59	$47	$37
Less: future tax benefit	7	5	4
Stock-based compensation expense, net of tax	$52	$42	$33

For the years ended December 31, 2020, 2019 and 2018, the amount of cash received from the exercise of stock options was $3 million, $10 million and $25 million, respectively, with an associated tax benefit realized of $2 million, $6 million and $5 million, respectively. In addition, for the years ended December 31, 2020, 2019 and 2018, the associated tax benefit realized from the vesting of performance share units and other restricted awards was $1 million, $4 million and $1 million, respectively. The 2020 amount was computed using current U.S. federal and state tax rates.

As of December 31, 2020, there was approximately $60 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years.

A summary of the transactions under the new Otis Plan for the year ended December 31, 2020 follows:

	Stock Appreciation Rights		Restricted Share Units		Performance Share Units		Stock Options
(shares in thousands)	Shares	Average Price*	Shares	Average Price**	Shares	Average Price**	Shares	Average Price**
Outstanding at:
December 31, 2019	—	$—	—	$—	—	$—	—	$—
Converted from UTC (1)	12,782	60.16	1,376	68.14	38	67.53	520	53.99
Granted (2)	179	53.25	607	54.21	5	65.45	—	—
Exercised / Earned (2)	(609)	45.19	(201)	61.89	(43)	67.29	(57)	45.39
Cancelled	(175)	72.82	(72)	67.56	—	69.79	(9)	41.42
December 31, 2020	12,177	$60.63	1,710	$63.94	—	$—	454	$55.31

* Weighted-average grant price
** Weighted-average grant fair value
(1) Converted shares as of April 3, 2020 include Carrier and Legacy UTC employees receiving Otis awards on Separation
(2) Includes annual retainer awards issued to the Board of Directors

The weighted-average grant date fair value of stock options and stock appreciation rights granted by Otis and UTC during 2020, 2019 and 2018 was $10.38, $20.92 and $20.18, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, and other restricted stock awards granted by Otis and UTC during 2020, 2019 and 2018 was $54.29, $109.17 and $131.47, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2020, 2019 and 2018 was $13 million, $53 million and $36 million, respectively. The total fair value (which is the stock price at vesting) of performance share units and other restricted awards vested was $10 million, $33 million and $11 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable at December 31, 2020:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options/Stock Appreciation Rights	12,506	$60.30	$115	5.6 years	7,964	$54.16	$107	4.1 years
Performance Share Units/Restricted Stock	1,639	—	$111	1.7 years

* Weighted-average grant price per share
** Weighted-average contractual remaining term in years

The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2020, 2019 and 2018. For periods prior to the Separation, these assumptions represent those utilized by UTC and are not necessarily indicative of assumptions that would be used by Otis as a standalone company. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2020	2019	2018
Expected volatility	25.5%	18.8% - 19.7%	17.5% - 21.1%
Weighted-average volatility	25.5%	19.5%	18.0%
Expected term (in years)	6.8	6.5 - 6.6	6.5 - 6.6
Expected dividend yield	1.8%	2.4%	2.2%
Risk-free rate	0.5%	2.3% - 2.7%	1.3% - 2.7%

Due to the lack of trading history of Otis' stock at the time of valuation efforts, the expected volatility for Otis was calculated based on the average of the volatility of the peer group within the industry. UTC's historical data for Otis employees was used to estimate equity award exercise and employee termination behavior within the valuation model. The expected term represents an estimate of the period of time equity awards are expected to remain outstanding. The risk-free rate is based on the term structure of interest rates at the time of equity award grant.

Note 14: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2020, 2019 and 2018 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(468)	$(119)	$—	$(587)
Other comprehensive income (loss) before reclassifications, net	(105)	(31)	—	(136)
Amounts reclassified, pre-tax	—	11	—	11
Tax expense reclassified	—	4	—	4
Balance at December 31, 2018	$(573)	$(135)	$—	$(708)
Other comprehensive income (loss) before reclassifications, net	(15)	(50)	(3)	(68)
Amounts reclassified, pre-tax	—	9	—	9
Tax expense reclassified	—	9	—	9
Balance at December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive income (loss) before reclassifications, net	(28)	(47)	10	(65)
Amounts reclassified, pre-tax	—	15	(3)	12
Tax benefit reclassified	—	(4)	—	(4)
Balance at December 31, 2020	$(616)	$(203)	$4	$(815)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 13, "Employee Benefit Plans" for additional information.

Note 15: Income Taxes

Income Before Income Taxes. The sources of income from operations before income taxes are:

(dollars in millions)	2020	2019	2018
United States	$105	$470	$504
Foreign	1,406	1,391	1,389
	$1,511	$1,861	$1,893

Following enactment of the TCJA, and as part of the historical UTC assertion, the Company determined that it no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, in 2018 Otis recorded the international taxes associated with the future remittance of these earnings. As part of the Separation process, the Company re-assessed this position as a standalone company. The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. The international taxes recorded relative to this assertion differ from those recorded in 2018. As a result of the change in assertion, the Company recognized a one-time tax benefit of $10 million during the year resulting from an overall reduction in the liability previously recorded by UTC. For the remainder of the Company's undistributed international earnings, unless tax effective to repatriate, Otis will continue to permanently reinvest these earnings. As of December 31, 2020, such undistributed earnings were approximately $3.5 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.

Provision for Income Taxes. The income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 consisted of the following components:

(dollars in millions)	2020	2019	2018
Current:
United States:
Federal	$42	$103	$59
State	26	38	38
Foreign	438	461	459
	506	602	556
Future:
United States:
Federal	8	11	(11)
State	(8)	—	7
Foreign	(51)	(19)	131
	(51)	(8)	127
Income tax expense	$455	$594	$683
Attributable to items (charged) credited to (deficit) equity	$(6)	$(14)	$(4)

Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes	0.9%	1.7%	1.6%
Tax on international activities	4.4%	6.5%	14.0%
U.S. tax effect of foreign earnings	3.4%	2.9%	(0.1)%
Other	0.4%	(0.2)%	(0.4)%
Effective income tax rate	30.1%	31.9%	36.1%

The 2020 effective tax rate is higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate and foreign earnings subject to U.S. tax under the provisions of the TCJA.

The 2020 effective tax rate compared to the 2019 effective tax rate reflects a tax benefit of $10 million related to our change in assertion of no longer intending to reinvest certain undistributed earnings of our international subsidiaries made during the year as compared to the liability previously recorded by UTC, a decrease as a result of tax regulations related to the TCJA that were enacted during the year, as well as a recognition of a Separation-related foreign tax loss. These were partially offset by incremental withholding taxes in 2020.

The 2019 effective tax rate is higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate, and the full phase-in of the TCJA.

The 2019 effective tax rate compared to the 2018 effective tax rate reflects a decrease in the cost of U.S. and foreign tax on international activities primarily attributable to the absence of the net tax charge of $143 million as a result of UTC’s change of assertion of no longer intending to reinvest certain undistributed earnings of its international subsidiaries, offset by the full phase-in of the TCJA.

The 2018 effective tax rate is higher than the statutory U.S. rate as it reflects a net tax charge of $143 million as a result of UTC’s change of assertion of no longer intending to reinvest certain undistributed earnings of its international subsidiaries.

Deferred Tax Assets and Liabilities. Future income taxes represent the tax effects of transactions which are reported in different periods for tax and financial reporting purposes. These amounts consist of the tax effects of temporary differences between the tax and financial reporting balance sheets and tax carryforwards. Future income tax benefits and payables within the same tax paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheets.

The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and payables as of December 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Future income tax benefits:
Insurance and employee benefits	$201	$159
Other asset basis differences	149	121
Other liability basis differences	299	335
Tax loss carryforwards	197	45
Tax credit carryforwards	38	14
Valuation allowances	(242)	(55)
	$642	$619

Future income taxes payable:
Intangible assets	$182	$174
Other assets basis differences	335	298
	$517	$472

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain foreign temporary differences to reduce the future income tax benefits to expected realizable amounts. The table above includes impacts recorded as part of the Separation.

Tax Credit and Loss Carryforwards. As of December 31, 2020, tax credit carryforwards, principally state and foreign, and tax loss carryforwards, principally state and foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2021-2025	$—	$39
2026-2030	7	33
2031-2040	1	22
Indefinite	30	720
	$38	$814

Unrecognized Tax Benefits. As of December 31, 2020, the Company had gross tax-effected unrecognized tax benefits of $397 million, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows:

(dollars in millions)	2020	2019	2018
Balance at January 1	$379	$380	$392
Additions for tax positions related to the current year	16	18	3
Additions for tax positions of prior years	41	15	1
Reductions for tax positions of prior years	(31)	(15)	(16)
Settlements	(8)	(19)	—
Balance at December 31	$397	$379	$380

Gross interest expense related to unrecognized tax benefits	$10	$8	$10
Total accrued interest balance at December 31	$153	$141	$136

Otis conducts business globally and, as a result, Otis or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

In the ordinary course of business, Otis could be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Austria, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Portugal, Russia, South Korea, Spain, Switzerland, the United Kingdom and the U.S. With few exceptions, Otis is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2010.

A subsidiary of Otis engaged in litigation in Belgium received a favorable appellate court decision in 2018. The Belgian Tax Authorities appealed the decision to the Court of Cassation (the equivalent of Supreme Court in Belgium). On December 4, 2020, the Court of Cassation overturned the decision of the appellate court and remanded the case to the appellate court for reconsideration. It is not known how much time will elapse prior to the issuance of the appellate court’s decision. The associated tax and interest have been fully reserved.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a range of a $10 million increase to a $380 million reduction of unrecognized tax benefits and a range of a $10 million increase to a $150 million reduction in associated interest may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals or in the courts.

See Note 21, "Contingent Liabilities" for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 16: Restructuring Costs

During the years ended December 31, 2020, 2019 and 2018, we recorded pre-tax restructuring costs totaling $77 million, $54 million and $69 million, respectively, for new and ongoing restructuring actions. We recorded restructuring charges in our operating segments as follows:

(dollars in millions)	2020	2019	2018
New Equipment	$30	$19	$25
Service	47	35	44
Total	$77	$54	$69

Restructuring charges incurred in the years ended December 31, 2020, 2019 and 2018 primarily relate to actions initiated during 2020, 2019 and 2018, and were recorded as follows:

(dollars in millions)	2020	2019	2018
Cost of products and services sold	$22	$19	$23
Selling, general and administrative	55	35	48
Non-service pension (benefit)	—	—	(2)
Total	$77	$54	$69

2020 and 2019 Actions. During 2020, we recorded net pre-tax restructuring costs of $71 million for restructuring actions initiated in 2020, consisting of $21 million in Cost of products and services sold and $50 million in Selling, general and administrative expenses. During 2020, we recorded net pre-tax restructuring costs totaling $6 million for restructuring actions initiated in 2019, primarily included in Selling, general and administrative expenses. The 2020 and 2019 actions relate to ongoing cost reduction efforts, including workforce reductions.

We are targeting to complete in 2021 the majority of remaining restructuring actions initiated in 2020 and 2019. The following table summarizes the accrual balance and utilization for the 2020 and 2019 restructuring actions, which are primarily for severance costs:

(dollars in millions)	2020 Actions	2019 Actions
Restructuring accruals at January 1, 2020	$—	$16
Net pre-tax restructuring costs	71	6
Utilization, foreign exchange and other costs	(29)	(14)
Balance at December 31, 2020	$42	$8

The following table summarizes expected, incurred and remaining costs for the 2020 and 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Cost Incurred During 2019	Costs Incurred During 2020	Remaining Costs at December 31, 2020
New Equipment	$33	$—	$(29)	$4
Service	53	—	(42)	11
Total 2020 Actions	$86	$—	$(71)	$15

New Equipment	$20	$(17)	$(2)	$1
Service	37	(28)	(4)	5
Total 2019 Actions	$57	$(45)	$(6)	$6

2018 and Prior Actions. During 2020, no pre-tax restructuring costs were recorded for restructuring actions initiated in 2018 and prior.

Note 17: Financial Instruments

We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under ASC 820, Fair Value Measurement. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing in and operating the business. We may use derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency and interest rate exposures.

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $3.0 billion and $1.0 billion at December 31, 2020 and 2019, respectively.

The following table summarizes the fair value and presentation on the Consolidated Balance Sheets for derivative instruments as of December 31, 2020 and 2019:

(dollars in millions)	Balance Sheet Classification	December 31, 2020	December 31, 2019
Derivatives designated as Cash flow hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other current assets	$9	$—
	Other assets	4	—
	Total asset derivatives	$13	$—
	Liability Derivatives:
	Accrued liabilities	$(7)	$(1)
	Other long-term liabilities	(4)	—
	Total liability derivatives	$(11)	$(1)
Derivatives not designated as Cash flow hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other current assets	$23	$8
	Other assets	10	1
	Total asset derivatives	$33	$9
	Liability Derivatives:
	Accrued liabilities	(24)	(5)
	Other long-term liabilities	(8)	—
	Total liability derivatives	$(32)	$(5)

The amount of gain or (loss) attributable to foreign exchange contract activity reclassified from Accumulated other comprehensive income (loss) was immaterial for the years ended December 31, 2020 and 2019, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of December 31, 2020 and 2019 are presented in the table below.

	December 31,
(dollars in millions)	2020	2019
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$4	$(3)

The Company utilizes the critical terms match method in assessing firm commitment derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

We have €420 million of euro denominated commercial paper, which qualifies as a net investment hedge against our investments in European businesses. As of December 31, 2020, the net investment hedge is deemed to be effective. We have recognized $18 million of losses associated with this net investment hedge in Other comprehensive income (loss) during 2020 and in Accumulated other comprehensive income (loss) at December 31, 2020.

Assuming current market conditions continue, a $2 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive income (loss) into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At December 31, 2020, all derivative contracts accounted for as cash flow hedges will mature by December 2024.

The effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019
Foreign exchange contracts	$(4)	$(9)

Note 18: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Consolidated Balance Sheets as of December 31, 2020 and 2019:

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$59	$59	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(43)	—	(43)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$3	$3	$—	$—
Derivative assets	9	—	9	—
Derivative liabilities	(5)	—	(5)	—

Valuation Techniques. Our equity securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. The fair value gains or losses related to our equity securities are recorded through net income. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Our notes, as described in Note 10, "Borrowings and Lines of Credit", are measured at fair value using closing bond prices from active markets.

As of December 31, 2020, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheets at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$65	$62	$62	$62
Customer financing notes receivable, net	128	126	62	62
Short-term borrowings	(701)	(701)	(34)	(34)
Long-term debt (excluding leases and other)	(5,300)	(5,717)	—	—
Long-term liabilities	(263)	(234)	(4)	(4)

Long-term liabilities as of December 31, 2020 includes $239 million of payables to RTX for reimbursement of tax payments RTX is responsible to pay after the Separation as a result of the TMA.

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Consolidated Balance Sheets at December 31, 2020 and 2019:

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$62	$—	$62	$—
Customer financing notes receivable, net	126	—	126	—
Short-term borrowings	(701)	—	(701)	—
Long-term debt (excluding leases and other)	(5,717)	—	(5,717)
Long-term liabilities	(234)	—	(234)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$62	$—	$62	$—
Customer financing notes receivable, net	62	—	62	—
Short-term borrowings	(34)	—	(34)	—
Long-term liabilities	(4)	—	(4)	—

Note 19: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the years ended December 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$27	$47
Warranties	12	10
Settlements made	(14)	(18)
Other	—	(12)
Balance as of December 31	$25	$27

The Company provides certain financial guarantees to third parties. As of December 31, 2020, Otis has stand-by letters of credit with maximum potential payment totaling $185 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of December 31, 2020, Otis has determined there are no estimated costs probable under these guarantees.

Note 20: Leases
ASU 2016-02, Leases (Topic 842) and its related amendments (collectively, "Lease Accounting Standard") were effective for reporting periods beginning after December 15, 2018. We adopted the Lease Accounting Standard effective January 1, 2019 and elected the modified retrospective approach in which results for periods before 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting was recognized through retained earnings at the date of adoption.

The Lease Accounting Standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the Consolidated Balance Sheets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition on the Consolidated Statements of Operations. In addition, this standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn’t convey risks and rewards or control, the lease is treated as operating.

We elected certain of the practical expedients available under the Lease Accounting Standard upon adoption. We applied the practical expedient which allows prospective transition to the Lease Accounting Standard on January 1, 2019. Under the transition practical expedient, we did not reassess lease classification, embedded leases or initial direct costs. We have applied the practical expedient for short-term leases, whereby a lease ROU asset and liability is not recognized and the expense is recognized in a straight-line basis over the lease term. In addition, we have lease agreements with lease and non-lease components, for which we have elected the practical expedients to combine these components for certain equipment leases. The adoption of the Lease Accounting Standard did not have a material effect on our Consolidated Financial Statements. Upon adoption, we recorded a $530 million ROU asset and a $523 million lease liability.

We enter into lease agreements for the use of real estate space, vehicles and certain other equipment under operating and finance leases. We determine if an arrangement contains a lease at inception. Operating leases are included in Operating lease ROU assets, Accrued liabilities, and Operating lease liabilities in our Consolidated Balance Sheets. Finance leases are not considered significant to our Consolidated Balance Sheets or Consolidated Statements of Operations.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, and use the implicit rate when readily determinable. We determine our incremental borrowing rate through market sources including relevant industry rates. Our lease ROU assets also include any lease pre-payments and exclude lease incentives. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead, expense variable payments as incurred. Variable lease expense and lease expense for short duration contracts is not a material component of lease expense. Our leases generally have remaining lease terms of 1 to 20 years, some of which include options to extend leases. The majority of our leases with options to extend are up to five years with the ability to terminate the lease within one year. The exercise of lease renewal options is at our sole discretion and our lease ROU assets and liabilities reflect only the options we are reasonably certain that we will exercise. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the years ended December 31, 2020 and 2019 was $186 million and $191 million, respectively. Prior to the adoption of the New Lease Accounting Standard, rent expense was $161 million in 2018.

Supplemental cash flow information related to operating leases for the years ended December 31, 2020 and 2019 were as follows:

(dollars in millions)	2020	2019
Operating cash flows used for the measurement of operating lease liabilities	$(162)	$(134)
Operating lease ROU assets obtained in exchange for operating lease obligations	126	157

Operating lease ROU assets and liabilities are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(dollars in millions)	2020	2019
Operating lease ROU assets	$542	$535

Accrued liabilities	$167	$140
Operating lease liabilities	367	386
Total operating lease liabilities	$534	$526

Supplemental information related to operating leases was as follows:

	December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)	5.0	5.3
Weighted Average Discount Rate	2.9%	3.4%

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2020 are as follows:

(dollars in millions)	Total
2021	$172
2022	134
2023	95
2024	63
2025	42
Thereafter	84
Total undiscounted lease payments	590
Less: imputed interest	(56)
Total discounted lease payments	$534

Note 21: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. Legal costs generally are expensed when incurred.

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million as of December 31, 2020 and December 31, 2019, and is included in Accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $264 million as of December 31, 2020) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $145 million as of December 31, 2020).

On August 3, 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, our former parent UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing on July 24, 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. On December 7, 2020, the local Tax Court ruled against the Company. We have filed an appeal with the Federal Tax Court; however there is no assurance that the Federal Tax Court will agree to hear the appeal or, if it does, rule in the Company's favor, and it is possible that the decision of the German Tax Office ultimately could be sustained.

Pursuant to the TMA, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $55 million as of December 31, 2020), net of payments and other deductions, included within Accrued liabilities on the Consolidated Balance Sheets at December 31, 2020. In the event that RTX and the Company prevail in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of, and for the periods ended, December 31, 2020 and December 31, 2019.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is $23 million to $45 million as of December 31, 2020, and $24 million to $45 million as of December 31, 2019. Because no amount within the range of estimates is more likely to occur than any other, we recorded the minimum amount of $23 million and $24 million as of December 31, 2020 and 2019, respectively, which is principally recorded in Other long-term liabilities on our Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and excludes the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $5 million, which is principally recorded in Other assets on our Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut against Otis, Raytheon Technologies Corporation ("RTX"), Carrier, each of their directors, and various incentive and deferred compensation plans. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. Otis believes that the claims against the Company are without merit. At this time, Otis is unable to predict the outcome, or the possible loss or range of loss, if any, which could result from this action.

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

Note 22: Segment Financial Data

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

Segment Information. Segment information for the years ended December 31 are as follows:

	Net Sales			Operating Profit
(dollars in millions)	2020	2019	2018	2020	2019	2018
New Equipment	$5,371	$5,648	$5,596	$318	$393	$390
Service	7,385	7,470	7,319	1,611	1,603	1,516
Total segments	12,756	13,118	12,915	1,929	1,996	1,906
General corporate expenses and other [1]	—	—	—	(290)	(182)	(71)
Total	$12,756	$13,118	$12,915	$1,639	$1,814	$1,835

1 The increase in General corporate expenses and other during 2020 compared to 2019 is primarily driven by current year fixed asset impairments of $71 million and associated license costs of $14 million, incremental standalone public company costs, as well as $76 million higher non-recurring Separation-related expenses in 2020. These were partially offset by favorable foreign exchange activity during 2020 compared to 2019 of $46 million.
Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the years ended December 31, 2020, 2019 and 2018.

	External Net Sales			Long Lived Assets
(dollars in millions)	2020	2019	2018	2020	2019	2018
United States Operations	$3,462	$3,594	$3,429	$309	$295	$246
International Operations
China	2,135	2,113	1,919	113	105	113
Other	7,159	7,411	7,567	352	321	319
Total	$12,756	$13,118	$12,915	$774	$721	$678

Segment Net sales disaggregated by product and service type for the years ended December 31, 2020, 2019 and 2018 are as follows:

(dollars in millions)	2020	2019	2018
Disaggregated Net sales by type
New Equipment	$5,371	$5,648	$5,596

Maintenance and Repair	6,047	6,120	6,017
Modernization	1,338	1,350	1,302
Total Service	7,385	7,470	7,319
Total	$12,756	$13,118	$12,915

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the years ended December 31, 2020, 2019 and 2018.

Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2020 and 2019 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2020:
Net sales	$3,493	$3,268	$3,029	$2,966
Gross margin	1,012	979	891	897
Net income attributable to shareholders	251	266	224	165

Earnings per share of Common Stock (1):
Basic - net income attributable to shareholders	$0.58	$0.61	$0.52	$0.38
Diluted - net income attributable to shareholders	$0.58	$0.61	$0.52	$0.38

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2019:
Net sales	$3,353	$3,313	$3,351	$3,101
Gross margin	966	975	984	901
Net income attributable to shareholders	218	317	308	273

Earnings per share of Common Stock (1):
Basic - net income attributable to shareholders	$0.50	$0.73	$0.71	$0.63
Diluted - net income attributable to shareholders	$0.50	$0.73	$0.71	$0.63

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Performance Graph (Unaudited)

The following graph and table illustrate the total return from April 3, 2020 (date of Separation) through December 31, 2020, for (i) our Common Stock, (ii) the Standard and Poor's ("S&P") 500 Index, and (iii) the S&P 500 Industrial Select Sector Index. The graph and table assume that $100 was invested on April 3, 2020 in each of our Common Stock, the S&P 500 Index and the S&P 500 Industrial Select Sector Index, and that any dividends were reinvested. The comparison reflected in the graph and the table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

	April 3, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Otis	$100	$121	$133	$144
S&P 500 Index	100	125	135	151
S&P 500 Industrial Select Sector Index	100	122	137	158