Form 10-Q
period 2021-03-31
Otis Worldwide Corp
filed 2021-04-28
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

At April 15, 2021 there were 429,143,424 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2021

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Net sales:
Product sales	$1,458	$1,123
Service sales	1,950	1,843
	3,408	2,966
Costs and expenses:
Cost of products sold	1,187	914
Cost of services sold	1,202	1,155
Research and development	35	38
Selling, general and administrative	482	465
	2,906	2,572
Other income (expense), net	7	(65)
Operating profit	509	329
Non-service pension cost (benefit)	2	(3)
Interest expense (income), net	32	5
Net income before income taxes	475	327
Income tax expense	123	125
Net income	352	202
Less: Noncontrolling interest in subsidiaries' earnings	44	37
Net income attributable to common shareholders	$308	$165

Earnings per share (Note 3):
Basic	$0.71	$0.38
Diluted	$0.71	$0.38

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net income	$352	$202
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(22)	(122)
Pension and postretirement benefit plan adjustments	4	1
Change in unrealized cash flow hedging	(4)	11
Other comprehensive income (loss), net of tax	(22)	(110)
Comprehensive income (loss), net of tax	330	92
Less: Comprehensive income attributable to noncontrolling interest	(30)	(31)
Comprehensive income attributable to common shareholders	$300	$61

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in millions, except par value)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,725	$1,782
Accounts receivable (net of allowance for expected credit losses of $172 and $161)	3,124	3,148
Contract assets	432	458
Inventories, net	686	659
Other current assets	379	446
Total Current Assets	6,346	6,493
Future income tax benefits	341	334
Fixed assets (net of accumulated depreciation of $1,127 and $1,197)	765	774
Operating lease right-of-use assets	548	542
Intangible assets, net	448	484
Goodwill	1,727	1,773
Other assets	330	310
Total Assets	$10,505	$10,710
Liabilities and (Deficit) Equity
Short-term borrowings	$341	$701
Accounts payable	1,459	1,453
Accrued liabilities	1,769	1,977
Contract liabilities	2,826	2,542
Total Current Liabilities	6,395	6,673
Long-term debt	5,457	5,262
Future pension and postretirement benefit obligations	637	654
Operating lease liabilities	364	367
Future income tax obligations	300	321
Other long-term liabilities	638	634
Total Liabilities	13,791	13,911
Commitments and contingent liabilities (Note 18)
Redeemable noncontrolling interest	65	83
Shareholders' (Deficit) Equity:
Preferred Stock, $0.01 par value, 125 shares authorized; None issued or outstanding	—	—
Common Stock and additional paid-in capital, $0.01 par value, 2,000 shares authorized; 433.8 and 433.4 shares issued, respectively, and 429.1 and 433.4 shares outstanding, respectively	68	59
Treasury Stock, 4.7 and 0.0 common shares at average cost, respectively	(300)	—
Accumulated deficit	(2,855)	(3,076)
Accumulated other comprehensive income (loss)	(823)	(815)
Total Shareholders' (Deficit) Equity	(3,910)	(3,832)
Noncontrolling interest	559	548
Total (Deficit) Equity	(3,351)	(3,284)
Total Liabilities and (Deficit) Equity	$10,505	$10,710
See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	UTC Net (Deficit) Investment	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)
Quarter Ended March 31, 2021
Balance at January 1, 2021	$59	$—	$(3,076)	$—	$(815)	$(3,832)	$548	$(3,284)	$83
Net income	—	—	308	—	—	308	44	352	—
Other comprehensive income (loss), net of tax	—	—	—	—	(8)	(8)	(13)	(21)	(1)
Stock-based compensation and Common Stock issued under employee plans	9	—	—	—	—	9	—	9	—
Cash dividends declared ($0.20 per common share)	—	—	(87)	—	—	(87)	—	(87)	—
Repurchase of Common Shares	—	(300)	—	—	—	(300)	—	(300)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(32)	(32)	—
Acquisitions, disposals and other changes in noncontrolling interest	—	—	—	—	—	—	12	12	(17)
Changes in redeemable noncontrolling interest redemption value	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	$68	$(300)	$(2,855)	$—	$(823)	$(3,910)	$559	$(3,351)	$65

Quarter Ended March 31, 2020
Balance at January 1, 2020	$—	$—	$—	$2,458	$(758)	$1,700	$531	$2,231	$95
Net income	—	—	—	165	—	165	37	202	—
Other comprehensive income (loss), net of tax	—	—	—	—	(104)	(104)	(4)	(108)	(2)
Net transfers (to) from UTC	—	—	—	(6,557)	—	(6,557)	—	(6,557)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(21)	(21)	—
Acquisition, disposal and other changes in noncontrolling interest	—	—	—	—	—	—	(6)	(6)	—
Changes in redeemable noncontrolling interest redemption value	—	—	—	—	—	—	—	—	2
Adoption of credit loss standard, net of tax (Note 6)	—	—	—	(25)	—	(25)	—	(25)	—
Balance at March 31, 2020	$—	$—	$—	$(3,959)	$(862)	$(4,821)	$537	$(4,284)	$95

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Operating Activities:
Net income	$352	$202
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	51	43
Deferred income tax expense (benefit)	(28)	16
Stock compensation cost	14	11
Loss on fixed asset impairment	—	55
Change in:
Accounts receivable, net	(14)	(116)
Contract assets and liabilities, current	328	355
Inventories, net	(39)	(49)
Other current assets	61	(85)
Accounts payable	29	(216)
Accrued liabilities	(160)	(73)
Pension contributions	(13)	(10)
Other operating activities, net	4	26
Net cash flows provided by operating activities	585	159
Investing Activities:
Capital expenditures	(44)	(39)
Investments in businesses, net of cash acquired (Note 8)	(24)	(5)
Investments in equity securities	(18)	(51)
Receipts (payments) on settlements of derivative contracts	8	(21)
Other investing activities, net	28	24
Net cash flows used in investing activities	(50)	(92)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(244)	36
Proceeds from borrowings (maturities longer than 90 days)	152	—
Repayments of borrowings (maturities longer than 90 days)	(250)	—
Proceeds from issuance of long-term debt	199	6,300
Payment of long-term debt issuance costs	(2)	(43)
Net transfers to UTC	—	(6,550)
Dividends paid on Common Stock	(87)	—
Repurchases of Common Stock	(300)	—
Dividends paid to noncontrolling interest	(32)	(21)
Other financing activities, net	(10)	22
Net cash flows used in financing activities	(574)	(256)
Effect of foreign exchange rate changes on cash and cash equivalents	(17)	(50)
Net increase in cash and cash equivalents	(56)	(239)
Cash, cash equivalents and restricted cash, beginning of year	1,801	1,459
Cash, cash equivalents and restricted cash, end of period	1,745	1,220
Less: Restricted cash	20	13
Cash and cash equivalents, end of period	$1,725	$1,207
See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2021 and for the quarters ended March 31, 2021 and 2020 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report to Shareholders ("2020 Annual Report") incorporated by reference in our Annual Report on Form 10-K for fiscal year 2020 ("2020 Form 10-K" or "Form 10-K").

Note 1: Description of Business and Separation from United Technologies Corporation

Otis (as defined below) is the world’s leading elevator and escalator manufacturing, installation and service company. Our operations are classified into two segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways, for residential and commercial building and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators.

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

Use of Estimates. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of COVID-19 at March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2021 and for the quarters ended March 31, 2021 and 2020, respectively, resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

Certain amounts presented in the prior period have been reclassified to conform to the current period presentation, which are immaterial.

Note 3: Earnings per Share

On April 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Company's common stock, par value $0.01 per share, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by UTC prior to the Separation. For the quarter ended March 31, 2020, these shares are treated as issued and outstanding at January 1, 2020 for purposes of calculating historical basic and diluted earnings per share.

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2021	2020
Net income attributable to common shareholders	$308	$165
Basic weighted average number of shares outstanding	431.6	433.1
Stock awards and equity units (share equivalent)	2.1	—
Diluted weighted average number of shares outstanding	433.7	433.1

Earnings Per Share of Common Stock:
Basic:	$0.71	$0.38
Diluted:	$0.71	$0.38

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 5.1 million of anti-dilutive stock awards excluded from the computation for the quarter ended March 31, 2021.

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

Total Contract assets and Contract liabilities at March 31, 2021 and December 31, 2020 are as follows:

(dollars in millions)	March 31, 2021	December 31, 2020
Contract assets, current	$432	$458
Total contract assets	432	458

Contract liabilities, current	2,826	2,542
Contract liabilities, noncurrent (included within Other long-term liabilities)	39	44
Total contract liabilities	2,865	2,586
Net contract liabilities	$2,433	$2,128

Contract assets decreased by $26 million during the quarter ended March 31, 2021 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $279 million during the quarter ended March 31, 2021 primarily due to contract billings in excess of revenue earned. In the quarter ended March 31, 2021 and 2020, we recognized revenue of $1.1 billion and $0.9 billion related to contract liabilities as of January 1, 2021 and 2020, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2021, our total RPO was approximately $17.3 billion. Of the total RPO as of March 31, 2021, we expect approximately 90% will be recognized as sales over the following 24 months.

Note 5: Related Parties

In connection with the Separation as further described in Note 1, the Company entered into several agreements with our former parent UTC and Carrier. These agreements include the Separation Agreement that sets forth certain agreements with UTC and Carrier regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Carrier and Otis as part of the Separation, and when and how these transfers and assumptions occurred.

Other agreements that we entered into that govern aspects of our relationship with RTX and Carrier following the Separation include the TSA, TMA, EMA and Intellectual Property Agreement. Under the TSA, RTX provides the Company certain services and we provide certain services to RTX for a limited time. The TMA governs the parties' respective rights, responsibilities and obligations with respect to tax matters, and among other things imposes restrictions on Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free. The EMA allocates among Otis, UTC, and Carrier the liabilities and responsibilities relating to employment matters, employee compensation and benefit plans, benefit programs and other related matters.

Net Transfers from (to) UTC and Separation Transactions. In connection with the Separation, certain assets and liabilities were contributed to the Company by UTC leading up to and at the time of the Separation. During the quarter ended March 31, 2020, net liabilities of $43 million were contributed to the Company by UTC, primarily consisting of deferred tax assets and liabilities and fixed assets. Prior to the Separation, these non-cash contributions were recorded as Net transfers (to) from UTC on the Condensed Consolidated Statements of Changes in Equity through UTC Net Investment during the quarter ended March 31, 2020.

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

Shared Costs. The Condensed Consolidated Financial Statements have been prepared on a standalone basis for the periods prior to the Separation on April 3, 2020, and for those periods are derived from the consolidated financial statements and accounting records of UTC. Prior to the Separation, the Company had been managed and operated in the normal course of business with other affiliates of UTC, and UTC incurred significant corporate costs such as treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally included all payroll and benefit costs, as well as overhead costs related to certain functions. All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded.

Accordingly, for periods prior to the Separation, certain shared costs were allocated to the Company and reflected as expenses in the Condensed Consolidated Financial Statements for the quarter ended March 31, 2020. These allocated centralized costs were $16 million in the quarter ended March 31, 2020, and are primarily included in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. There were no allocated centralized costs for the periods after the Separation.

Separation Costs. We have incurred non-recurring Separation costs as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Separation costs	$9	$32

We incurred non-recurring Separation-related costs of $9 million and $32 million in the quarters ended March 31, 2021 and 2020, respectively, which are recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. These expenses prior to the Separation primarily consisted of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional services fees, costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. These expenses after the Separation primarily consist of costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a stand-alone public company.

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

Note 6: Accounts Receivable, Net

Accounts receivable, net consisted of the following at March 31, 2021 and December 31, 2020:

(dollars in millions)	March 31, 2021	December 31, 2020
Trade receivables	$2,956	$2,987
Customer financing notes receivable	133	130
Unbilled receivables	121	104
Miscellaneous receivables	86	88
	3,296	3,309
Less: allowance for expected credit losses	172	161
Accounts receivable, net	$3,124	$3,148

The changes in allowance for credit losses related to Accounts receivable, net for the quarters ended March 31, 2021 and 2020, respectively, are as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Balance as of January 1	$161	$83
Impact of credit standard adoption	—	28
Current period provision for expected credit losses	16	4
Write-offs charged against the allowance for expected credit losses	(2)	(3)
Foreign exchange and other	(3)	1
Balance as of March 31	$172	$113

The current period provision for expected credit losses was the result of reserves recorded on trade receivables and customer financing receivables in New Equipment, partially offset by the reversal of reserves in Service.

Note 7: Inventories, net

(dollars in millions)	March 31, 2021	December 31, 2020
Raw materials and work-in-process	$111	$113
Finished goods	575	546
Total	$686	$659

Raw materials, work-in-process and finished goods are net of valuation reserves of $113 million and $112 million as of March 31, 2021 and December 31, 2020, respectively.

Note 8: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses, net of cash acquired, totaled $24 million and $5 million in the quarters ended March 31, 2021 and 2020, respectively. The acquisitions consisted of a number of immaterial acquisitions in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the quarter ended March 31, 2021 were as follows:

(dollars in millions)	Balance as of January 1, 2021	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2021
New Equipment	$357	$—	$(9)	$348
Service	1,416	—	(37)	1,379
Total	$1,773	$—	$(46)	$1,727

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2021		December 31, 2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,063	$(1,635)	$2,123	$(1,661)
Patents, trademarks/trade names	21	(16)	22	(16)
Customer relationships and other	52	(44)	54	(45)
	2,136	(1,695)	2,199	(1,722)
Unamortized:
Trademarks and other	7	—	7	—
Total	$2,143	$(1,695)	$2,206	$(1,722)

Amortization of intangible assets for the quarters ended March 31, 2021 and 2020 was $23 million and $22 million, respectively. Excluding the impact of currency translation adjustments, there were no significant changes in our Intangible assets during the quarter ended March 31, 2021.

Note 9: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2021	December 31, 2020
Commercial paper	$299	$664
Other borrowings	42	37
Total short-term borrowings	$341	$701

Commercial Paper. As of March 31, 2021, we had an aggregate of $1.5 billion unsecured, unsubordinated commercial paper programs in place. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

In September 2020, we issued €420 million of Euro denominated commercial paper, €166 million of which was repaid in the quarter ended March 31, 2021. The Euro denominated commercial paper qualifies as a net investment hedge against our investments in European businesses. As of March 31, 2021, the net investment hedge is deemed to be effective.

We also issued $150 million of U.S. Dollar commercial paper in November 2020, which was fully repaid during the quarter ended March 31, 2021. The commercial paper issued in 2020 was used to pay down the term loan that is described further below.

Long-term debt. As of March 31, 2021, we had a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, effective as of April 3, 2020, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of March 31, 2021, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

On February 10, 2020, the Company entered into a term loan credit agreement, as amended, providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility (the "term loan"). The Company drew on the full amount of the term loan on March 27, 2020 and then prepaid the full amount during 2020, resulting in termination of the term loan credit agreement. Additionally, on February 27, 2020, we issued $5.3 billion unsecured, unsubordinated notes. The net proceeds of the term loan and the notes of approximately $6.3 billion were distributed to UTC during the quarter ended March 31, 2020.

On March 11, 2021,we issued ¥21.5 billion Japanese Yen denominated ($199 million), unsecured, unsubordinated 5-year notes due March 2026 ("Yen Notes"). The net proceeds of the Yen Notes were used to repay a portion of our outstanding Euro denominated commercial paper. The Yen Notes qualify as a net investment hedge against our investments in Japanese businesses. As of March 31, 2021, the net investment hedge is deemed to be effective.

The Company is in compliance with all covenants in the revolving credit agreement and the indenture governing the notes as of March 31, 2021.

Long-term debt consisted of the following:

(dollars in millions)	March 31, 2021	December 31, 2020
LIBOR plus 45 bps floating rate notes due 2023 [1,2]	$500	$500
2.056% notes due 2025 [2]	1,300	1,300
0.37% notes due 2026 (¥21.5 billion principal value) [2]	196	—
2.293% notes due 2027 [2]	500	500
2.565% notes due 2030 [2]	1,500	1,500
3.112% notes due 2040 [2]	750	750
3.362% notes due 2050 [2]	750	750
Other (including finance leases)	5	5
Total principal long-term debt	5,501	5,305
Other (discounts and debt issuance costs)	(44)	(43)
Total long-term debt	5,457	5,262
Less: current portion	—	—
Long-term debt, net of current portion	$5,457	$5,262

1 The three-month LIBOR rate at March 31, 2021 was approximately 0.19%.
2 We may redeem these notes at our option pursuant to certain terms.

Debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters ended March 31, 2021 and 2020 include debt issuance costs amortization of $1 million and $0 million, respectively, and total interest expense on external debt of $33 million and $13 million, respectively. The unamortized debt issuance costs at March 31, 2021 and December 31, 2020 was $44 million and $43 million, respectively.

The average maturity of our long-term debt at March 31, 2021 is approximately 10.8 years. The average interest expense rate on our borrowings for the quarters ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020 was as follows:

	Quarter Ended March 31,
	2021	2020
Average interest rate - average outstanding during period:
Short-term borrowings	(0.3)%	0.0%
Total long-term debt	2.4%	1.7%

Average interest rate - average as of:	March 31, 2021	December 31, 2020
Short-term borrowings	(0.3)%	(0.2)%
Total long-term debt	2.4%	2.4%

Note 10: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Defined benefit plans	$13	$10
Defined contribution plans	19	16
Multi-employer pension and postretirement plans	38	37

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Service cost	$11	$10
Interest cost	3	4
Expected return on plan assets	(6)	(7)
Recognized actuarial net loss	5	4
Total net periodic benefit cost	$13	$11

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health and life benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters ended March 31, 2021 and 2020, respectively.

UTC Sponsored Defined Benefit Plans. Defined benefit pension and postretirement benefit plans were sponsored by our former parent UTC have been accounted for as multi-employer plans in these Condensed Consolidated Financial Statements. The Company's participation in the defined pension and postretirement benefit plans sponsored by UTC concluded upon the completion of the Separation. The amounts for pension and postretirement expenses for the quarter ended March 31, 2020 for Service cost and Non-service pension benefit were $1 million and $5 million, respectively.

Stock-based Compensation. In conjunction with the Separation, the Company adopted the 2020 Long-Term Incentive Plan (the "Plan"). The Plan became effective on April 3, 2020. As of March 31, 2021, approximately 26 million shares remain available for awards under the Plan.

Stock-based Compensation Expense

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Condensed Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest. For the quarter ended March 31, 2020, stock-based compensation expense includes expense attributable to Otis, which is based on the awards and terms previously granted under the UTC incentive compensation plan to Otis employees. Accordingly, the amounts presented for the quarter ended March 31, 2020 are not necessarily indicative of future awards and do not necessarily reflect the results that Otis would have experienced as an independent publicly-traded company.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Stock-based compensation expense (Share Based)	$14	$11
Stock-based compensation expense (Cash Based)	—	(9)
Total gross stock-based compensation expense	$14	$2
Less: future tax benefit	2	2
Stock-based compensation expense, net of tax	$12	$—

As of March 31, 2021, there was approximately $96 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years.

Note 11: Share Repurchases

As of March 31, 2021, the Company was authorized by the Board of Directors to purchase up to $1 billion of Common Stock under a share repurchase program, of which $300 million has been utilized. During the quarter ended March 31, 2021, the Company repurchased 4.7 million shares of Common Stock for approximately $300 million. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased on the open market, in privately negotiated transactions or under accelerated share repurchase programs under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Note 12: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax for the quarters ended March 31, 2021 and 2020 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2021
Balance at December 31, 2020	$(616)	$(203)	$4	$(815)
Other comprehensive income (loss) before reclassifications, net	(8)	—	(9)	(17)
Amounts reclassified, pre-tax	—	5	5	10
Tax benefit reclassified	—	(1)	—	(1)
Balance at March 31, 2021	$(624)	$(199)	$—	$(823)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2020
Balance at December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive income (loss) before reclassifications, net	(116)	—	11	(105)
Amounts reclassified, pre-tax	—	4	—	4
Tax benefit reclassified	—	(3)	—	(3)
Balance at March 31, 2020	$(704)	$(166)	$8	$(862)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 10 – Employee Benefit Plans for additional information.

Note 13: Income Taxes

The decrease in the effective tax rate for the quarter ended March 31, 2021 is primarily due to the absence of the tax cost relating to Separation-related expenses and a fixed asset impairment incurred in the first quarter of 2020, a tax benefit related to the incorporation of TCJA tax regulations that were enacted in the third quarter of 2020, as well as a reduction in the deferred tax liability related to repatriation of foreign earnings as a result of changes to the Company’s planned debt repayments and changes in estimates related to Otis' pre-Separation tax attributes in the quarter ended March 31, 2021.

The Company conducts business globally and, as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Austria, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Portugal, Russia, South Korea, Spain, Switzerland, the United Kingdom and the United States. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2010.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $10 million increase to a $370 million decrease and associated interest could change within the range of a $10 million increase to a $160 million decrease.

See Note 18, “Contingent Liabilities” for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 14: Restructuring Costs

During the quarters ended March 31, 2021 and 2020, we recorded pre-tax restructuring costs totaling $15 million and $6 million, respectively, for new and ongoing restructuring actions. We recorded pre-tax restructuring costs of $13 million related to 2021 actions and $2 million of costs related to 2020 actions. We recorded these charges as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Cost of products and services sold	$4	$—
Selling, general and administrative	11	6
Total	$15	$6

2021 and 2020 Actions. During the quarter ended March 31, 2021, we recorded pre-tax restructuring costs of $13 million for restructuring actions initiated in 2021, consisting of $3 million in Cost of products and services sold and $10 million in Selling, general and administrative expenses. During the quarter ended March 31, 2021, we recorded pre-tax restructuring costs totaling $2 million for restructuring actions initiated in 2020. The 2021 and 2020, actions relate to ongoing cost-reduction efforts, including workforce reductions.We are targeting to complete in 2021, the majority of remaining restructuring actions initiated in 2021 and 2020, with certain utilization beyond 2021.

The following table summarizes the accrual balance and utilization for the 2021 and 2020, restructuring actions, which are primarily for severance costs:

(dollars in millions)	2021 Actions	2020 Actions

Restructuring accruals at January 1, 2021	$—	$42
Net pre-tax restructuring costs	13	2
Utilization, foreign exchange and other costs	(3)	(15)
Balance at March 31, 2021	$10	$29

The following table summarizes expected, incurred and remaining costs for the 2021 and 2020 restructuring actions:

(dollars in millions)	Expected Costs	Costs Incurred During 2020	Costs Incurred Quarter Ended March 31, 2021	Remaining Costs at March 31, 2021
Total 2021 Actions	$15	$—	$(13)	$2
Total 2020 Actions	$86	$(71)	$(2)	$13

2019 and Prior Actions. During the quarter ended March 31, 2021, no pre-tax restructuring costs were recorded for restructuring actions initiated in 2019 and prior.

Note 15: Financial Instruments

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

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $3.0 billion at March 31, 2021 and December 31, 2020.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2021 and December 31, 2020:

(dollars in millions)	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivatives designated as Cash flow hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other current assets	$8	$9
	Other assets	4	4
	Total asset derivatives	$12	$13
	Liability Derivatives:
	Accrued liabilities	$(9)	$(7)
	Other long-term liabilities	(4)	(4)
	Total liability derivatives	$(13)	$(11)
Derivatives not designated as Cash flow hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other current assets	$100	$23
	Other assets	10	10
	Total asset derivatives	$110	$33
	Liability Derivatives:
	Accrued liabilities	(83)	(24)
	Other long-term liabilities	(9)	(8)
	Total liability derivatives	$(92)	$(32)

Derivatives designated as Cash flow hedging instruments

The amounts of gain or (loss) are attributable to foreign exchange contract activity reclassified from Accumulated other comprehensive income (loss) and were immaterial for the quarters ended March 31, 2021 and 2020, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of March 31, 2021 and December 31, 2020 are presented in the table below:

(dollars in millions)	March 31, 2021	December 31, 2020
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$—	$4

The Company utilizes the critical terms match method in assessing firm commitment derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

We have €254 million of Euro denominated commercial paper, which qualifies as a net investment hedge against our investments in European businesses. As of March 31, 2021, the net investment hedge is deemed to be effective. We have recognized $17 million of gains associated with this net investment hedge in Other comprehensive income (loss) during the quarter ended March 31, 2021 and $1 million of losses in Accumulated other comprehensive income (loss) at March 31, 2021.

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of March 31, 2021, the net investment hedge is deemed to be effective. We have recognized $3 million of gains associated with this net investment hedge in Other comprehensive income (loss) during the quarter ended March 31, 2021 and in Accumulated other comprehensive income (loss) at March 31, 2021.

Assuming current market conditions continue, a pre-tax loss of less than $1 million is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2021, all derivative contracts accounted for as cash flow hedges will mature by December 2024.

Derivatives not designated as Cash flow hedging instruments

The effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Foreign exchange contracts	$(1)	$1

Note 16: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$74	$74	$—	$—
Derivative assets	122	—	122	—
Derivative liabilities	(105)	—	(105)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$59	$59	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(43)	—	(43)	—

Valuation Techniques. Our equity securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. The fair value gains or losses related to our equity securities are recorded through net income. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Our notes, as described in Note 9, "Borrowings and Lines of Credit", are measured at fair value using closing bond prices from active markets.

As of March 31, 2021, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$66	$65	$65	$62
Customer financing notes receivable, net	131	129	128	126
Short-term borrowings	(341)	(341)	(701)	(701)
Long-term debt (excluding leases and other)	(5,497)	(5,534)	(5,300)	(5,717)
Long-term liabilities	(262)	(250)	(263)	(234)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$65	$—	$65	$—
Customer financing notes receivable, net	129	—	129	—
Short-term borrowings	(341)	—	(341)	—
Long-term debt (excluding leases and other)	(5,534)	—	(5,534)
Long-term liabilities	(250)	—	(250)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$62	$—	$62	$—
Customer financing notes receivable, net	126	—	126	—
Short-term borrowings	(701)	—	(701)	—
Long-term debt (excluding leases and other)	(5,717)	—	(5,717)	—
Long-term liabilities	(234)	—	(234)	—

Note 17: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the quarters ended March 31, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Balance as of January 1	$25	$27
Warranties	1	7
Settlements made	(5)	(3)
Foreign exchange and other	2	(1)
Balance as of March 31	$23	$30

The Company provides certain financial guarantees to third parties. As of March 31, 2021, Otis has stand-by letters of credit with maximum potential payment totaling $163 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of March 31, 2021, Otis has determined there are no estimated costs probable under these guarantees.

Note 18: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. Legal costs generally are expensed when incurred.

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million as of March 31, 2021 and December 31, 2020, and is included in Accrued liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $254 million as of March 31, 2021) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $139 million as of March 31, 2021).

On August 3, 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, our former parent UTC, now RTX, made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing on July 24, 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. On December 7, 2020, the local Tax Court ruled against the Company. We have filed an appeal with the Federal Tax Court. There is no assurance, however, that the Federal Tax Court will agree to hear the appeal or, if it does, rule in the Company's favor, and the decision of the German Tax Office ultimately could be sustained.

Pursuant to the TMA, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $53 million as of March 31, 2021), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets at March 31, 2021. In the event that RTX and the Company prevail in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of and for the periods ended March 31, 2021 and December 31, 2020.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $23 million to $45 million as of March 31, 2021 and December 31, 2020. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $23 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. Amounts are on a pre-tax basis, not discounted, and excludes the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $5 million, which is principally included in Other assets on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

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

Note 19: Segment Financial Data

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

Segment Information. Segment information for the quarters ended March 31, 2021 and 2020 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$1,458	$1,123	$104	$64	7.1%	5.7%
Service	1,950	1,843	430	400	22.1%	21.7%
Total segments	3,408	2,966	534	464	15.7%	15.6%
General corporate expenses and other [1]	—	—	(25)	(135)	—	—
Total	$3,408	$2,966	$509	$329	14.9%	11.1%

1 The decrease in General corporate expenses and other during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 is primarily driven by a fixed asset impairment charge and related costs of approximately $67 million in the quarter ended March 31, 2020, as well as lower non-recurring Separation-related and shared costs of $39 million in the quarter ended March 31, 2021 compared to the same period in 2020. For further discussion on these Separation-related and shared costs, see Note 5.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters ended March 31, 2021 and 2020.

	External Net Sales
	Quarter Ended March 31,
(dollars in millions)	2021	2020
United States Operations	$936	$890
International Operations
China	562	319
Other	1,910	1,757
Total	$3,408	$2,966

Segment Net sales disaggregated by product and service type for the quarters ended March 31, 2021 and 2020 are as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Disaggregated Net sales by type
New Equipment	$1,458	$1,123

Maintenance and Repair	1,603	1,510
Modernization	347	333
Total Service	1,950	1,843
Total	$3,408	$2,966

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters ended March 31, 2021 and 2020.

Note 20: Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements.

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

Other new accounting pronouncements adopted and issued but not effective until after March 31, 2021 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters ended March 31, 2021 and 2020, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 28, 2021, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of March 31, 2021, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material aspects, in relation to the consolidated balanced sheet from which it has been derived.

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
April 28, 2021

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

We serve our customers through a global network of approximately 69,000 employees. These include sales personnel, field technicians with separate skills in performing installation and service, as well as engineers driving our continued product development and innovation. We function under a centralized operating model whereby a global strategy is set around New Equipment and Service because we seek to grow our maintenance portfolio, in part, through the conversion of new elevator and escalator installations into service contracts. Accordingly, we benefit from an integrated global strategy, which sets priorities and establishes accountability across the full product lifecycle.

The current status of significant factors affecting our business environment in 2021 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Separation from United Technologies Corporation

As previously disclosed, on April 3, 2020, Otis became an independent, publicly-traded company and its Common Stock is listed under the symbol "OTIS" on the New York Stock Exchange ("NYSE") as a result of the separation ("the Separation") of each of Otis and Carrier Global Corporation ("Carrier") from United Technologies Corporation, subsequently renamed Raytheon Technologies Corporation ("UTC" or "RTX", as applicable).

Prior to the Separation, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of UTC. For the period subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

We entered into a transition services agreement ("TSA") and tax matters agreement ("TMA") with our former parent UTC and Carrier on April 2, 2020. We received and continue to receive services for information technology, technical and engineering support, application support for operations, general administrative services and other support services under the TSA. The TSA and the related trailing exit costs are expected to wind-down during the second half of 2021. For additional discussion, see Note 5 "Related Parties" to the Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Company

The results of our operations and overall financial performance were impacted due to the COVID-19 pandemic during the quarters ended March 31, 2021 and 2020. COVID-19 has had and could continue to have a negative impact on our business in the future, including impacts to overall financial performance during the remainder of 2021, as a result of the following, among other things:

•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses

•Cancellations or delays of customer orders

•Customer liquidity constraints and related credit reserves

•Supplier capacity constraints, delays and related costs

We currently do not expect any significant impact to our capital and financial resources from the COVID-19 pandemic, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets. We are focused on navigating these challenges presented by COVID-19 by continuing to preserve our liquidity and managing our cash flow by taking the necessary measures to meet our short-term liquidity needs.

See the Liquidity and Financial Condition section in this Form 10-Q for further detail and Item 1A. Risk Factors in our Form 10-K for additional risks related to COVID-19.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the Condensed Consolidated Financial Statements, or are the most sensitive to change due to outside factors, are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in our Form 10-K. Except as disclosed in Note 20 to our Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net sales	$3,408	$2,966
Percentage change year-over-year	14.9%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter ended March 31, 2021 are as follows:

Quarter Ended March 31, 2021
Organic volume	10.3%
Foreign currency translation	4.4%
Acquisitions and divestitures, net	0.2%
Total % change	14.9%

The Organic volume increase of 10.3% for the quarter ended March 31, 2021 was driven by increases in organic sales of 25.1% in the New Equipment segment and 1.3% in the Service segment.

See "Segment Review" below for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Total cost of products and services sold	$2,389	$2,069
Percentage change year-over-year	15.5%

The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2021 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2021
Organic volume	10.6%
Foreign currency translation	4.5%
Acquisitions and divestitures, net	0.2%
Restructuring	0.2%
Total % change	15.5%

The organic increase in total cost of products and services sold for the quarter ended March 31, 2021 was primarily driven by the organic sales increases noted above.

Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Gross margin	$1,019	$897
Gross margin percentage	29.9%	30.2%

Gross margin decreased 30 basis points for the quarter ended March 31, 2021 when compared to the same period for 2020, primarily driven by overall segment mix, partially offset by operational gross margin expansion in New Equipment and Service.

See the Segment Review below for discussion of operating results by segment.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Research and development	$35	$38
Percentage of Net sales	1.0%	1.3%

Research and development decreased $3 million for the quarter ended March 31, 2021. We continue to fund our strategic investment projects, including investments in Internet of Things technologies.

Research and development expense as a percentage of net sales decreased for the quarter ended March 31, 2021 when compared to the same period in 2020, primarily as a result of the increase in net sales in the current quarter.

Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Selling, general and administrative	$482	$465
Percentage of Net sales	14.1%	15.7%

Selling, general and administrative expenses increased approximately $17 million, or 3.7%, for the quarter ended March 31, 2021 compared to the same period in 2020, primarily due to higher employment and digital technology costs, including incremental standalone public company costs, as well as higher credit losses of $12 million and the impact of unfavorable foreign exchange. These were partially offset by lower non-recurring Separation-related costs and the absence of corporate allocations from UTC of $39 million.

Selling, general and administrative expenses as a percentage of Net sales decreased 160 basis points year-over-year, primarily driven by higher net sales.

We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. For further discussion, see “Restructuring Costs” below and Note 14 in the Notes to the Condensed Consolidated Financial Statements.

Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Restructuring costs	$15	$6

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and to a lesser degree, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions. Total restructuring costs were $15 million for the quarter ended March 31, 2021 and included $13 million of costs related to 2021 actions and $2 million of costs related to 2020 actions.

2021 Actions. During the quarter ended March 31, 2021, we recorded net pre-tax restructuring charges of $13 million relating to ongoing cost reduction actions initiated in 2021. We are targeting to complete in 2021 the majority of the remaining restructuring actions initiated in 2021. Approximately 94% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2021, we had cash outflows of approximately $3 million related to the 2021 actions and expect to pay the remaining cash of $10 million during 2021. We expect recurring pre-tax savings in continuing operations to increase to approximately $17 million annually over the two-year period subsequent to initiating the actions.

2020 Actions. During the quarters ended March 31, 2021 and 2020, we recorded net pre-tax restructuring charges of $2 million and $4 million, respectively, for actions initiated in 2020. We are targeting to complete in 2021 the majority of the remaining restructuring actions initiated in 2020. Approximately 97% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2021, we had cash outflows of approximately $15 million related to the 2020 actions. We expect to incur additional restructuring charges of $13 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period after initiating the 2020 actions to be approximately $61 million annually, of which approximately $11 million was realized during the quarter ended March 31, 2021.

In addition, we recorded net pre-tax restructuring costs totaling $0 and $2 million in the quarters ended March 31, 2021 and 2020, respectively, for restructuring actions initiated in 2019 and prior years. For additional discussion of restructuring, see Note 14 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Other income (expense), net	$7	$(65)

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of embedded and foreign exchange derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses and certain other operating items.

The quarter-over-quarter decrease in Other income (expense), net of $72 million for the quarter ended March 31, 2021 when compared to the same period in 2020 is primarily due to a fixed asset impairment of $(55) million and related license costs of $(12) million recognized during the quarter ended March 31, 2020.

Interest Expense (Income), Net

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Interest expense (income), net	$32	$5

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances, short-term investments and related party activity between Otis and our former parent UTC in the prior year.

The increase in Interest expense (income), net in the quarter ended March 31, 2021 compared to the same period in 2020 was primarily driven by a full quarter impact of interest expense on the external debt associated with the Separation, which was not outstanding for the full quarter ended March 31, 2020.

The average interest rate on our external debt for the quarters ended March 31, 2021 and 2020 is 2.4% and 1.7%, respectively.

For additional discussion of borrowings, see Note 9 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended March 31,
	2021	2020
Effective tax rate	25.9%	38.2%

The decrease in the effective tax rate for the quarter ended March 31, 2021 is primarily due to the absence of the tax cost relating to Separation-related expenses and a fixed asset impairment incurred in the first quarter of 2020, a tax benefit related to the incorporation of TCJA tax regulations that were enacted in the third quarter of 2020, as well as a reduction in the deferred tax liability related to repatriation of foreign earnings as a result of changes to the Company’s planned debt repayments and changes in estimates related to Otis' pre-Separation tax attributes in the quarter ended March 31, 2021.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 13 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Noncontrolling interest in subsidiaries' earnings	$44	$37

Noncontrolling interest in subsidiaries' earnings increased for the quarter ended March 31, 2021 in comparison to the same period in 2020 due primarily to an increase in net income from subsidiaries with noncontrolling interests and the impact from foreign exchange. There was no other significant activity for the quarter ended March 31, 2021.

Net Income Attributable to Common Shareholders

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Net income attributable to common shareholders	$308	$165
Diluted earnings per share from operations	$0.71	$0.38

Net income attributable to common shareholders increased for the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to the following:

•Higher operating profit;

•The benefit of a lower effective tax rate; partially offset by

•Higher interest expense primarily due to a full quarter of outstanding debt from the Separation.

Net income attributable to common shareholders for the quarter ended March 31, 2021 includes:

•Restructuring charges, net of taxes, of $13 million ($15 million pre-tax);

•Non-recurring Separation-related expenses, net of taxes, of approximately $8 million ($9 million pre-tax); and

•Non-recurring tax benefit of $17 million related to the Separation.

•The restructuring charges and non-recurring items described in the three immediately preceding bullets resulted in an impact of $0.01 on diluted earnings per share for the quarter ended March 31, 2021.

Net income attributable to common shareholders for the quarter ended March 31, 2020 includes:

•Restructuring charges, net of taxes, of $4 million ($6 million pre-tax); and

•Non-recurring Separation-related expenses, net of taxes, of approximately $93 million ($115 million pre-tax), which include the costs related to the separation from UTC and a fixed asset impairment loss.

•The restructuring charges and non-recurring items described in the two immediately preceding bullets resulted in an impact of $0.22 on diluted earnings per share for the quarter ended March 31, 2020.

Segment Review
Summary performance for our operating segments for the quarters ended March 31, 2021 and 2020 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$1,458	$1,123	$104	$64	7.1%	5.7%
Service	1,950	1,843	430	400	22.1%	21.7%
Total segment	3,408	2,966	534	464	15.7%	15.6%
General corporate expenses and other	—	—	(25)	(135)	—	—
Total	$3,408	$2,966	$509	$329	14.9%	11.1%

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

Summary performance for the New Equipment segment for the quarters ended March 31, 2021 and 2020 was as follows:

(dollars in millions)	2021	2020	Change	Change
Net sales	$1,458	$1,123	$335	29.8%
Cost of sales	1,187	914	273	29.9%
	271	209	62	29.7%
Operating expenses and other	167	145	22	15.2%
Operating profit	$104	$64	$40	62.5%

New Equipment segment Quarter Ended March 31, 2021 compared with Quarter Ended March 31, 2020

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	25.1%	24.8%	60.9%
Foreign currency translation	4.6%	4.8%	7.9%
Acquisitions/Divestitures, net	0.1%	0.1%	—%
Restructuring cost	—%	0.2%	(6.3)%
Total % change	29.8%	29.9%	62.5%

Net sales

The organic sales increase of 25.1% was primarily driven by double digit growth in Asia, partially due to the year-over-year impact from COVID-19, double digit growth in the Americas and low single digit growth in EMEA.

Operating profit

New Equipment operational profit increased 60.9% primarily due to the following:

•Higher volume 82.4% and material productivity 28.0%; which were partially offset by

•Unfavorable rate drivers (46.7)% including unfavorable mix and price.

New Equipment operating profit was also impacted by foreign currency tailwinds, partially offset by higher restructuring costs.

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

Summary performance for the Service segment for the quarters ended March 31, 2021 and 2020 was as follows:

(dollars in millions)	2021	2020	Change	Change
Net sales	$1,950	$1,843	$107	5.8%
Cost of sales	1,202	1,155	47	4.1%
	748	688	60	8.7%
Operating expenses and other	318	288	30	10.4%
Operating profit	$430	$400	$30	7.5%

Service segment Quarter Ended March 31, 2021 compared with Quarter Ended March 31, 2020

	Net Sales	Cost of Sales	Operating Profit
Organic/Operational	1.3%	(0.7)%	3.8%
Foreign currency translation	4.2%	4.3%	5.0%
Acquisitions/Divestitures, net	0.3%	0.3%	—%
Restructuring cost	—%	0.2%	(1.3)%
Total % change	5.8%	4.1%	7.5%

Net sales

The organic sales increase of 1.3% primarily consists of organic sales increases in maintenance and repair of 1.5% and modernization of 0.3%.

Maintenance and repair net sales increased 6.2% as a result of an organic sales increase of 1.5%, foreign currency tailwinds of 4.4% and impact from net acquisitions and divestitures of 0.3%.

Modernization net sales increased 4.2% as a result of organic sales increase of 0.3% and foreign currency tailwinds of 3.9%.

Operating profit

Service operational profit increased 3.8% primarily due to the following:

•Favorable productivity 2.8%, higher volume 2.4% and favorable pricing, which were partially offset by

•Higher selling, general and administrative expenses, including incremental standalone public company costs (4.3)%.

Service operating profit was also favorably impacted by foreign exchange tailwinds, partially offset by higher restructuring costs.

General Corporate Expenses and Other

	Quarter Ended March 31,
(dollars in millions)	2021	2020
General corporate expenses and other	$(25)	$(135)

The decrease in General corporate expenses and other of $(110) million for the quarter ended March 31, 2021 when compared to the same period in 2020 is primarily due to the absence of a fixed asset impairment of $(55) million and related license costs of $(12) million recognized during the quarter ended March 31, 2020 and lower non-recurring Separation costs of $(39) million during the quarter ended March 31, 2021 when compared to the same quarter in 2020.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,725	$1,782
Total debt	5,798	5,963
Net debt (total debt less cash and cash equivalents)	4,073	4,181
Total equity	(3,351)	(3,284)
Total capitalization (total debt plus total equity)	2,447	2,679
Net capitalization (total debt plus total equity less cash and cash equivalents)	722	897

Total debt to total capitalization	237%	223%
Net debt to net capitalization	564%	466%

At March 31, 2021, we had cash and cash equivalents of approximately $1.7 billion, of which approximately 92% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of March 31, 2021 and December 31, 2020, the amount of such restricted cash was approximately $20 million and $19 million, respectively.

From time to time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of March 31, 2021 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including the impact of COVID-19. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following is a summary of the debt issuances for the quarter ended March 31, 2021:

(dollars in millions)
Issuance Date	Description of Debt	Aggregate Principal Balance
March 11, 2021	Japanese Yen Notes (¥21,500 million principal value)	$199

The proceeds from the issuance of the Japanese Yen Notes were used to repay a portion of our outstanding Euro denominated commercial paper. For additional discussion of borrowings, see Note 9 to the Condensed Consolidated Financial Statements.

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

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1.0 billion of Common Stock, of which approximately $300 million has been utilized during the quarter ended March 31, 2021. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. During the quarter ended March 31, 2021, the Company repurchased 4.7 million shares of Common Stock for $300 million.

On April 19, 2021, the Board of Directors declared a dividend of $0.24 per share of Common Stock payable on June 10, 2021 to shareholders of record at the close of business on May 21, 2021.

Cash Flow Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net cash flows provided by operating activities	$585	$159

Cash generated from operating activities in the quarter ended March 31, 2021 was $426 million higher than the same period in 2020, primarily due to higher net income of $150 million and increased cash inflows related to current assets and current liabilities activity of $389 million, as described below. These were partially offset by $88 million lower non-cash adjustments from Net income as compared to the same period in 2020, including the fixed asset impairment of $55 million in the quarter ended March 31, 2020.

Quarter Ended March 31, 2021 Changes in Working Capital

The quarter ended March 31, 2021 cash inflows related to current assets and current liabilities operating activity were $205 million. These cash inflows were primarily driven by:

•Contract assets, current and Contract liabilities, current, net change of $328 million, driven by the timing of billings on contracts compared to the progression on current contracts; and

•Accounts payable which increased by $29 million primarily due to the timing of payments to suppliers.

The cash inflows were partially offset by cash outflows related to:

•Inventories, net, which increased $39 million, due to the impact of higher production inventory related to higher volume and timing; and

•Accounts receivable, net, which increased $14 million.

Additionally, Other current assets decreased by $61 million due to prepaid income tax utilization and refunds received. Accrued liabilities decreased $160 million due to the timing of payments of employee-related benefits, interest, and income taxes, including the payment of $23 million in foreign tax obligations pursuant to the TMA. As discussed in Note 5 to the Condensed Consolidated Financial Statements, in accordance with the TMA, the Company will be reimbursed for the tax payment made pursuant to the TMA, as reflected in the Other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Quarter Ended March 31, 2020 Changes in Working Capital

The quarter ended March 31, 2020 cash outflows related to current assets and current liabilities operating activity were $184 million. These cash outflows were primarily driven by:

•Accounts payable which decreased $216 million primarily due to the timing of payments to suppliers;

•Accounts receivable, net which increased $116 million due to the timing of billings; and

•Inventories, net which increased $49 million due to higher production inventory and purchases of inventory in advance of potential supply chain disruptions due to COVID-19.

The cash outflows were partially offset by cash inflows related to the net change in Contract assets, current and Contract liabilities, current of $355 million due to the timing of billings on contracts compared to the progression on current contracts.

Additionally, Other current assets increased $85 million primarily due to tax prepayments in certain tax jurisdictions and Accrued liabilities decreased $73 million primarily due to the timing of payments of employee-related benefits.

Cash Flow - Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures, investments in businesses and securities, and settlement of derivative contracts.

Quarter Ended March 31, 2021 compared to Quarter Ended March 31, 2020

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Investing Activities:
Capital expenditures	$(44)	$(39)	$(5)
Investments in businesses, net of cash acquired (Note 8)	(24)	(5)	(19)
Investments in equity securities	(18)	(51)	33
Receipts (payments) on settlements of derivative contracts	8	(21)	29
Other investing activities, net	28	24	4
Net cash flows used in investing activities	$(50)	$(92)	$42

Cash flows used in investing activities in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 decreased $42 million, including the following drivers:

•$33 million lower investments in equity securities resulting from higher investments made in the quarter ended March 31, 2020 when compared to the quarter ended March 31, 2021; this was partially offset by

•$19 million higher payments for investments in businesses.

Additionally, as discussed in Note 15 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency exposures. The settlement of these derivative instruments resulted in a net cash receipts of $8 million and payments of $21 million during the quarters ended March 31, 2021 and 2020, respectively.

Germany Fire

As previously disclosed, during 2020 there was a fire at the Company’s manufacturing facility in Germany. During the quarter ended March 31, 2021, the Company settled the related property damage claim with the insurance company and received final payment of $16 million, as reflected in Other investing activities, net in the Condensed Consolidated Statements of Cash Flows. The Company continues to be in discussions with the insurance company on the business interruption insurance claim. We do not anticipate any material impact to our operations or financial results in the future from this event.

For additional discussion, see “Business Overview" in section "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report, incorporated by reference in our 2020 Form 10-K.

Cash Flow - Financing Activities

Financing activities primarily include increases or decreases in short-term borrowings, issuance or repayment of long-term debt, dividends paid to common shareholders and dividends paid to noncontrolling interests. The prior year activity includes transfers to and from our former parent UTC prior to the Separation, consisting of, among other things, cash transfers, distributions, cash investments and changes in receivables and payables. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Financing Activities:
Increase (decrease) in short-term borrowings, net	$(342)	$36	$(378)
Proceeds from issuance of long-term debt	199	6,300	(6,101)
Payment of long-term debt issuance costs	(2)	(43)	41
Net transfers to UTC	—	(6,550)	6,550
Dividends paid on Common Stock	(87)	—	(87)
Repurchases of Common Stock	(300)	—	(300)
Dividends paid to noncontrolling interest	(32)	(21)	(11)
Other financing activities, net	(10)	22	(32)
Net cash flows used in financing activities	$(574)	$(256)	$(318)

Net cash used in financing activities increased $318 million in the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to the following:

•Repurchase of Common Stock of $300 million and dividends paid on Common Stock of $87 million during the quarter ended March 31, 2021;

•Net repayments on borrowings of $145 million, which were made with cash flow from operations during the quarter ended March 31, 2021, comprised of the following activity:

◦Net repayments of short-term borrowings of $342 million (compared to net borrowings of $36 million during the quarter ended March 31, 2020); partially offset by

◦Net proceeds from the issuance of long-term debt of $197 million;

•The impacts above were partially offset by the absence of Net transfers to UTC related to the Separation of $6.6 billion, which was primarily funded by the net proceeds from issuance of long-term debt of $6.3 billion during the quarter ended March 31, 2020.

For additional discussion of borrowings activity, see Note 9 to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations" in our 2020 Annual Report, incorporated by reference in our 2020 Form 10-K, discloses our off-balance sheet arrangements and contractual obligations. As of March 31, 2021, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in the "Note 9, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter ended March 31, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in the section entitled "Market Risk and Risk Management" in our 2020 Annual Report, incorporated by reference in our 2020 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•future availability of credit and factors that may affect such availability, including credit market conditions in the U.S. and other countries in which Otis and its businesses operate and Otis’ capital structure;
•the timing and scope of future repurchases of Otis’ common stock, ("Common Stock"), which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
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
•the effect of changes in political conditions in the U.S., including the new U.S. Administration, and other countries in which Otis and its businesses operate, including China's response to the new U.S. administration and the United Kingdom’s recent withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 2: Basis of Presentation" and "Note 18: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates", "Results of Operations", and "Liquidity and Financial Condition", and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q. Additional important information as to these factors is included in our 2020 Form 10-K in "Item 1. Business", "Item 1A. Risk Factors", "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates" "Results of Operations" and "Liquidity and Financial Condition" and "Item 8. Financial Statements and Supplementary Data under the headings "Note 1: Business Overview and Separation from United Technologies Corporation" and "Note 21: Contingent Liabilities". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 18, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2020 Form 10-K.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in Item 1A. Risk Factors, in our 2020 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2021	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	—	$—	—	$1,000
February 1 - February 28	3,928	63.64	3,928	$750
March 1 - March 31	747	66.97	747	$700
Total	4,675	$64.18	4,675

(1)     Average price paid per share includes costs associated with the repurchases.

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of Common Stock. At March 31, 2021, the maximum dollar value of shares that may yet be purchased under this current program was approximately $700 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Exchange Act.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

4.1
Supplemental Indenture No. 2, dated as of March 11, 2021, between Otis Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on March 11, 2021.

10.1	Amendment No. 1 to Otis Worldwide Corporation Amended and Restated Savings Restoration Plan.*

10.2	Employment Contract between Otis Elevator Worldwide SRL and Bernardo Calleja Fernández.*

10.3	Service Agreement between Zardoya Otis S.A and Bernardo Calleja Fernández.*

10.4	Amendment Agreement to the Service Agreement between Zardoya Otis S.A and Bernardo Calleja Fernández filed as Exhibit 10.3 above.*

10.5	Schedule of Terms for Restricted Stock Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan.*

10.6	Schedule of Terms for Stock Appreciation Right Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan.*

10.7	Schedule of Terms for Performance Share Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan.*

10.8	Form of Executive Award Statement under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Equity for the quarters ended March 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	April 28, 2021	by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 28, 2021	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)