Form 10-Q
period 2021-06-30
Otis Worldwide Corp
filed 2021-07-28
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

(860) 674-3000
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

At July 16, 2021 there were 426,778,666 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2021

Otis Worldwide Corporation's and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of Otis Worldwide Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we", "us", "our", "the Company" or "Otis", unless the context otherwise requires, mean Otis Worldwide Corporation and its subsidiaries. References to internet websites in this Form 10-Q are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(amounts in millions, except per share amounts)	2021	2020
Net sales:
Product sales	$1,727	$1,294
Service sales	1,974	1,735
	3,701	3,029
Costs and expenses:
Cost of products sold	1,418	1,072
Cost of services sold	1,208	1,066
Research and development	39	37
Selling, general and administrative	484	441
	3,149	2,616
Other income (expense), net	9	3
Operating profit	561	416
Non-service pension cost (benefit)	2	1
Interest expense (income), net	27	41
Net income before income taxes	532	374
Income tax expense	153	109
Net income	379	265
Less: Noncontrolling interest in subsidiaries' earnings	53	41
Net income attributable to common shareholders	$326	$224

Earnings per share (Note 3):
Basic	$0.76	$0.52
Diluted	$0.76	$0.52

Weighted average number of shares outstanding
Basic shares	427.9	433.1
Diluted shares	431.6	434.1

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(amounts in millions, except per share amounts)	2021	2020
Net sales:
Product sales	$3,185	$2,417
Service sales	3,924	3,578
	7,109	5,995
Costs and expenses:
Cost of products sold	2,605	1,986
Cost of services sold	2,410	2,221
Research and development	74	75
Selling, general and administrative	966	906
	6,055	5,188
Other income (expense), net	16	(62)
Operating profit	1,070	745
Non-service pension cost (benefit)	4	(2)
Interest expense (income), net	59	46
Net income before income taxes	1,007	701
Income tax expense	276	234
Net income	731	467
Less: Noncontrolling interest in subsidiaries' earnings	97	78
Net income attributable to common shareholders	$634	$389

Earnings per share (Note 3):
Basic	$1.48	$0.90
Diluted	$1.47	$0.90

Weighted average number of shares outstanding
Basic shares	429.8	433.1
Diluted shares	432.7	433.6

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net income	$379	$265	$731	$467
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20	38	(2)	(84)
Pension and postretirement benefit plan adjustments	3	3	7	4
Change in unrealized cash flow hedging	1	(12)	(3)	(1)
Other comprehensive income (loss), net of tax	24	29	2	(81)
Comprehensive income (loss), net of tax	403	294	733	386
Less: Comprehensive income attributable to noncontrolling interest	(57)	(51)	(87)	(82)
Comprehensive income attributable to common shareholders	$346	$243	$646	$304

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,923	$1,782
Accounts receivable (net of allowance for expected credit losses of $170 and $161)	3,194	3,148
Contract assets	492	458
Inventories, net	673	659
Other current assets	399	446
Total Current Assets	6,681	6,493
Future income tax benefits	334	334
Fixed assets (net of accumulated depreciation of $1,163 and $1,197)	781	774
Operating lease right-of-use assets	571	542
Intangible assets, net	458	484
Goodwill	1,742	1,773
Other assets	290	310
Total Assets	$10,857	$10,710
Liabilities and (Deficit) Equity
Short-term borrowings	$343	$701
Accounts payable	1,569	1,453
Accrued liabilities	1,989	1,977
Contract liabilities	2,815	2,542
Total Current Liabilities	6,716	6,673
Long-term debt	5,457	5,262
Future pension and postretirement benefit obligations	643	654
Operating lease liabilities	386	367
Future income tax obligations	285	321
Other long-term liabilities	624	634
Total Liabilities	14,111	13,911
Commitments and contingent liabilities (Note 18)
Redeemable noncontrolling interest	63	83
Shareholders' (Deficit) Equity:
Common Stock and additional paid-in capital	86	59
Treasury Stock	(506)	—
Accumulated deficit	(2,633)	(3,076)
Accumulated other comprehensive income (loss)	(803)	(815)
Total Shareholders' (Deficit) Equity	(3,856)	(3,832)
Noncontrolling interest	539	548
Total (Deficit) Equity	(3,317)	(3,284)
Total Liabilities and (Deficit) Equity	$10,857	$10,710

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	UTC Net (Deficit) Investment	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)
Quarter Ended June 30, 2021
Balance at April 1, 2021	$68	$(300)	$(2,855)	$—	$(823)	$(3,910)	$559	$(3,351)	$65
Net income	—	—	326	—	—	326	53	379	—
Other comprehensive income (loss), net of tax	—	—	—	—	20	20	5	25	(1)
Stock-based compensation and Common Stock issued under employee plans	18	—	(1)	—	—	17	—	17	—
Cash dividends declared ($0.24 per common share)	—	—	(102)	—	—	(102)	—	(102)	—
Repurchase of Common Shares	—	(206)	—	—	—	(206)	—	(206)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(75)	(75)	(1)
Acquisitions, disposals and other changes	—	—	(1)	—	—	(1)	(3)	(4)	—
Balance at June 30, 2021	$86	$(506)	$(2,633)	$—	$(803)	$(3,856)	$539	$(3,317)	$63

Quarter Ended June 30, 2020
Balance April 1, 2020	$—	$—	$—	$(3,959)	$(862)	$(4,821)	$537	$(4,284)	$95
Net transfers (to) from UTC	—	—	—	407	—	407	—	407	—
Issuance of common stock and reclassification of deficit	4	—	(3,556)	3,552	—	—	—	—	—
Net income	—	—	224	—	—	224	41	265	—
Other comprehensive income (loss), net of tax	—	—	—	—	19	19	11	30	(1)
Stock-based compensation	15	—	—	—	—	15	—	15	—
Cash dividends declared ($0.20 per common share)	—	—	(87)	—	—	(87)	—	(87)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(18)	(18)	—
Acquisitions, disposals and other changes	—	—	1	—	—	1	(1)	—	2
Balance at June 30, 2020	$19	$—	$(3,418)	$—	$(843)	$(4,242)	$570	$(3,672)	$96

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	UTC Net Investment (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)
Six Months Ended June 30, 2021
Balance January 1, 2021	$59	$—	$(3,076)	$—	$(815)	$(3,832)	$548	$(3,284)	$83
Net income	—	—	634	—	—	634	97	731	—
Other comprehensive income (loss), net of tax	—	—	—	—	12	12	(8)	4	(2)
Stock-based compensation and Common Stock issued under employee plans	27	—	(1)	—	—	26	—	26	—
Cash dividends declared ($0.44 per common share)	—	—	(189)	—	—	(189)	—	(189)	—
Repurchase of Common Shares	—	(506)	—	—	—	(506)	—	(506)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(107)	(107)	(1)
Acquisitions, disposals and other changes	—	—	(1)	—	—	(1)	9	8	(17)
Balance at June 30, 2021	$86	$(506)	$(2,633)	$—	$(803)	$(3,856)	$539	$(3,317)	$63

Six Months Ended June 30, 2020
Balance January 1, 2020	$—	$—	$—	$2,458	$(758)	$1,700	$531	$2,231	$95
Net transfers (to) from UTC	—	—	—	(6,150)	—	(6,150)	—	(6,150)	—
Issuance of common stock and reclassification of deficit	4	—	(3,556)	3,552	—	—	—	—	—
Net income	—	—	224	165	—	389	78	467	—
Other comprehensive income (loss), net of tax	—	—	—	—	(85)	(85)	7	(78)	(3)
Stock-based compensation	15	—	—	—	—	15	—	15	—
Cash dividends declared ($0.20 per common share)	—	—	(87)	—	—	(87)	—	(87)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(39)	(39)	—
Acquisitions, disposals and other changes	—	—	1	—	—	1	(7)	(6)	4
Adoption of credit loss standard, net of tax (Note 6)	—	—	—	(25)	—	(25)	—	(25)	—
Balance at June 30, 2020	$19	$—	$(3,418)	$—	$(843)	$(4,242)	$570	$(3,672)	$96

See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Operating Activities:
Net income	$731	$467
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	102	92
Deferred income tax expense (benefit)	(39)	(21)
Stock compensation cost	31	27
Loss on fixed asset impairment	—	55
Change in operating assets and liabilities:
Accounts receivable, net	(54)	(59)
Contract assets and liabilities, current	225	266
Inventories, net	(17)	(71)
Other current assets	55	(67)
Accounts payable	124	17
Accrued liabilities	(23)	62
Pension contributions	(18)	(20)
Other operating activities, net	1	75
Net cash flows provided by operating activities	1,118	823
Investing Activities:
Capital expenditures	(84)	(75)
Investments in businesses and intangible assets, net of cash acquired (Note 8)	(51)	(16)
Investments in equity securities	(18)	(51)
Proceeds from sale of equity securities	58	—
Receipts (payments) on settlements of derivative contracts	17	(7)
Other investing activities, net	11	7
Net cash flows used in investing activities	(67)	(142)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(70)	1
Proceeds from borrowings (maturities longer than 90 days)	152	—
Repayments of borrowings (maturities longer than 90 days)	(427)	—
Proceeds from issuance of long-term debt	199	6,300
Payment of long-term debt issuance costs	(2)	(43)
Net transfers to UTC	—	(6,330)
Dividends paid on Common Stock	(189)	(87)
Repurchases of Common Stock	(506)	—
Dividends paid to noncontrolling interest	(55)	(43)
Other financing activities, net	(18)	22
Net cash flows used in financing activities	(916)	(180)
Effect of foreign exchange rate changes on cash and cash equivalents	8	(33)
Net increase in cash and cash equivalents	143	468
Cash, cash equivalents and restricted cash, beginning of year	1,801	1,459
Cash, cash equivalents and restricted cash, end of period	1,944	1,927
Less: Restricted cash	21	15
Cash and cash equivalents, end of period	$1,923	$1,912
See accompanying Notes to Condensed Consolidated Financial Statements

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2021 and for the quarters and six months ended June 30, 2021 and 2020 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report to Shareholders ("2020 Annual Report") incorporated by reference in our Annual Report on Form 10-K for fiscal year 2020 ("2020 Form 10-K" or "Form 10-K").

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

The Separation was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with our former parent, UTC, related to the Separation, including but not limited to a transition services agreement (the "Transition Service Agreement" or "TSA"), a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). For further discussion on these agreements, see Note 5.

Note 2: Basis of Presentation

Prior to the Separation on April 3, 2020, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of our former parent, UTC. For the period subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company (collectively, the financial statements for all periods presented, including the historical results of the Company prior to April 3, 2020, are now referred to as "Condensed Consolidated Financial Statements" to reflect this change). They have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.

Prior to the Separation on April 3, 2020, the Condensed Consolidated Statements of Operations included all revenues and costs directly attributable to Otis, including costs for facilities, functions and services used by Otis. Costs for certain functions and services performed by centralized UTC organizations were directly charged to Otis based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, usage or other allocation methods. All charges and allocations for facilities, functions and services performed by UTC organizations have been deemed settled in cash by Otis to our former parent, UTC, in the period in which the cost was recorded on the Condensed Consolidated Statements of

Operations. Current and deferred income taxes were determined based on the standalone results of Otis. However, because the Company was included in our former parent UTC’s tax group in certain jurisdictions, the Company's actual tax balances may differ from those reported. The Company's portion of its domestic income taxes and certain income taxes for jurisdictions outside the U.S. are deemed to have been settled in the period the related tax expense was recorded prior to the Separation.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of COVID-19 at June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of June 30, 2021 and for the quarters and six months ended June 30, 2021 and 2020, respectively, resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

Certain amounts presented in the prior period have been reclassified to conform to the current period presentation, which are immaterial.

Note 3: Earnings per Share

On April 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Company's common stock, par value $0.01 per share, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by UTC prior to the Separation. For the quarter and six months ended June 30, 2020, these shares are treated as issued and outstanding at January 1, 2020 for purposes of calculating historical basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2021	2020	2021	2020
Net income attributable to common shareholders	$326	$224	$634	$389
Basic weighted average number of shares outstanding	427.9	433.1	429.8	433.1
Stock awards and equity units (share equivalent)	3.7	1.0	2.9	0.5
Diluted weighted average number of shares outstanding	431.6	434.1	432.7	433.6

Earnings Per Share of Common Stock:
Basic:	$0.76	$0.52	$1.48	$0.90
Diluted:	$0.76	$0.52	$1.47	$0.90

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 2.1 million and 9.3 million of anti-dilutive stock awards excluded from the computation for the quarters ended June 30, 2021 and 2020, respectively, and 2.1 million and 9.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Total Contract assets and Contract liabilities at June 30, 2021 and December 31, 2020 are as follows:

(dollars in millions)	June 30, 2021	December 31, 2020
Contract assets, current	$492	$458
Total contract assets	492	458

Contract liabilities, current	2,815	2,542
Contract liabilities, non-current (included within Other long-term liabilities)	40	44
Total contract liabilities	2,855	2,586
Net contract liabilities	$2,363	$2,128

Contract assets increased by $34 million during the six months ended June 30, 2021 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $269 million during the six months ended June 30, 2021 primarily due to contract billings in excess of revenue earned. In the six months ended June 30, 2021 and 2020, we recognized revenue of $1.7 billion and $1.3 billion related to contract liabilities as of January 1, 2021 and 2020, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of June 30, 2021, our total RPO was $17.5 billion. Of the total RPO as of June 30, 2021, we expect 89% will be recognized as sales over the following 24 months.

Note 5: Related Parties

In connection with the Separation as further described in Note 1, the Company entered into several agreements with our former parent, UTC, and Carrier. These agreements include the Separation Agreement that sets forth certain agreements with UTC and Carrier regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Carrier and Otis as part of the Separation, and when and how these transfers and assumptions occurred.

Other agreements that we entered into that govern aspects of our relationship with RTX and Carrier following the Separation include the TSA, TMA, EMA and Intellectual Property Agreement. Under the TSA, RTX provides the Company certain services and we provide certain services to RTX for a limited time, which is expected to end during the second half of 2021. The TMA governs the parties' respective rights, responsibilities and obligations with respect to tax matters, and among other things imposes restrictions on Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free. The EMA allocates among Otis, UTC, and Carrier the liabilities and responsibilities relating to employment matters, employee compensation and benefit plans, benefit programs and other related matters.

Net Transfers from (to) UTC and Separation Transactions. In connection with the Separation, certain assets and liabilities were contributed to the Company by our former parent, UTC, leading up to and at the time of the Separation. During the quarter ended March 31, 2020, net liabilities of $43 million were contributed to the Company by our former parent, UTC, primarily consisting of deferred tax assets and liabilities and fixed assets. Prior to the Separation, these non-cash contributions were recorded as Net transfers (to) from UTC on the Condensed Consolidated Statements of Changes in Equity through UTC Net Investment during the quarter ended March 31, 2020.

Upon Separation, the following were recorded as Net transfers (to) from UTC and Separation-related transactions on the Consolidated Statements of Changes in Equity through UTC Net Investment:

(dollars in millions)
Cash and cash equivalents	$220
Taxes and other	187
Total	$407

Prior to the Separation, our former parent ,UTC, paid Otis Cash and cash equivalents of $190 million in connection with the Separation Agreement, and approximately $30 million as settlement of related party receivables due from UTC to Otis as a result of a cash overdraft as of March 31, 2020.

Additionally, the Tax Cuts and Jobs Act (the "TCJA") imposed a non-recurring toll charge, paid in installments over an 8-year period on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Under the terms of the TMA, Otis will indemnify RTX for a percentage of the toll charge installment payments due after April 3, 2020. As a result, a portion of Otis' future income tax obligations corresponding to the toll charge was reclassified as a contractual indemnity obligation within Other long-term liabilities on the Condensed Consolidated Balance Sheet. The TMA also provides for RTX to indemnify Otis for certain foreign tax obligations as a result of Otis' inclusion in certain foreign consolidated tax returns prior to the Separation. As a result, Otis has reflected this contractual indemnification asset within Other current assets and the related tax obligations within Accrued liabilities on the Condensed Consolidated Balance Sheet. As a result of the Separation and the provisions of the TMA, Otis' total net tax-related liabilities on April 3, 2020 were reduced by $191 million, comprising the following impacts to the Condensed Consolidated Balance Sheet:

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

Accordingly, for periods prior to the Separation, shared costs of $16 million were allocated to the Company and reflected as expenses in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020. There were no allocated centralized costs for the periods after the Separation.

Separation Costs, net. We have incurred non-recurring Separation costs, net as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Separation costs, net	$—	$21	$9	$53

Separation-related costs, net are primarily recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. The Selling, general and administrative expenses prior to the Separation primarily consisted of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. The Selling, general and administrative expenses after the Separation primarily consist of costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. Additional Separation-related items, which are recorded in Other income (expense), net include indemnification payments received from RTX related to finalization of a tax settlement in accordance with the TMA and other Separation related costs. The TMA indemnification benefit is fully offset by related costs in the income tax provision.

Long-Term Debt, Accounts Receivable and Accounts Payable. Certain related party transactions between the Company and our former parent, UTC, have been included within UTC Net Investment on the Condensed Consolidated Balance Sheets in the historical periods presented. The total effect of the settlement of these related party transactions is reflected as a financing activity on the Condensed Consolidated Statements of Cash Flows.

Note 6: Accounts Receivable, Net

Accounts receivable, net consisted of the following at June 30, 2021 and December 31, 2020:

(dollars in millions)	June 30, 2021	December 31, 2020
Trade receivables	$3,028	$2,987
Customer financing notes receivable	125	130
Unbilled receivables	118	104
Miscellaneous receivables	93	88
	3,364	3,309
Less: allowance for expected credit losses	170	161
Accounts receivable, net	$3,194	$3,148

The changes in allowance for credit losses related to Accounts receivable, net for the six months ended June 30, 2021 and 2020, respectively, are as follows:

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Balance as of January 1	$161	$83
Impact of credit standard adoption	—	28
Provision for expected credit losses	15	13
Write-offs charged against the allowance for expected credit losses	(5)	(6)
Foreign exchange and other	(1)	22
Balance as of June 30	$170	$140

For the quarter and six months ended June 30, 2020, there was approximately $22 million of previously reserved balances reclassified to allowance for credit losses. As a result, there was no impact to the Consolidated Statements of Operations for the quarter and six months ended June 30, 2020.

Note 7: Inventories, net

(dollars in millions)	June 30, 2021	December 31, 2020
Raw materials and work-in-process	$121	$113
Finished goods	552	546
Total	$673	$659

Raw materials, work-in-process and finished goods are net of valuation reserves of $109 million and $112 million as of June 30, 2021 and December 31, 2020, respectively.

Note 8: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses and intangibles assets, net of cash acquired, totaled $51 million and $16 million in the six months ended June 30, 2021 and 2020, respectively. The acquisitions and investments consisted of a number of acquisitions primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the six months ended June 30, 2021 were as follows:

(dollars in millions)	Balance as of January 1, 2021	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2021
New Equipment	$357	$—	$(6)	$351
Service	1,416	1	(26)	1,391
Total	$1,773	$1	$(32)	$1,742

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2021		December 31, 2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,092	$(1,672)	$2,123	$(1,661)
Patents, trademarks/trade names	22	(17)	22	(16)
Customer relationships and other	70	(44)	54	(45)
	2,184	(1,733)	2,199	(1,722)
Unamortized:
Trademarks and other	7	—	7	—
Total	$2,191	$(1,733)	$2,206	$(1,722)

Amortization of intangible assets for the quarter and six months ended June 30, 2021 was $22 million and $45 million, respectively, compared to $23 million and $45 million for the same periods in 2020.

Note 9: Borrowings and Lines of Credit

(dollars in millions)	June 30, 2021	December 31, 2020
Commercial paper	$304	$664
Other borrowings	39	37
Total short-term borrowings	$343	$701

Commercial Paper. As of June 30, 2021, we had an aggregate $1.5 billion unsecured, unsubordinated commercial paper programs in place. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

In September 2020, we issued €420 million of Euro denominated commercial paper, €166 million of which was repaid in the six months ended June 30, 2021. The Euro denominated commercial paper qualifies as a net investment hedge against our investments in European businesses. As of June 30, 2021, the net investment hedge is deemed to be effective.

We also issued $150 million of U.S. Dollar commercial paper in November 2020, which was fully repaid during the six months ended June 30, 2021. The commercial paper issued in 2020 was used to pay down the term loan described further below.

Long-term debt. As of June 30, 2021, we had a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, effective as of April 3, 2020, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of June 30, 2021, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

On February 10, 2020, the Company entered into a term loan credit agreement, as amended, providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility (the "term loan"). The Company drew on the full amount of the term loan on March 27, 2020 and then prepaid the full amount during 2020, resulting in the termination of the term loan credit agreement. Additionally, on February 27, 2020, we issued $5.3 billion unsecured, unsubordinated notes. The net proceeds of the term loan and the notes of approximately $6.3 billion were distributed to our former parent, UTC, during the quarter ended March 31, 2020.

On March 11, 2021, we issued ¥21.5 billion Japanese Yen denominated ($199 million), unsecured, unsubordinated 5-year notes due March 2026 ("Yen Notes"). The net proceeds of the Yen Notes were used to repay a portion of our outstanding Euro denominated commercial paper. The Yen Notes qualify as a net investment hedge against our investments in Japanese businesses. As of June 30, 2021, the net investment hedge is deemed to be effective.

The Company is in compliance with all covenants in the revolving credit agreement and the indenture governing the notes as of June 30, 2021.

Long-term debt consisted of the following:

(dollars in millions)	June 30, 2021	December 31, 2020
LIBOR plus 45 bps floating rate notes due 2023 [1,2]	$500	$500
2.056% notes due 2025 [2]	1,300	1,300
0.37% notes due 2026 (¥21.5 billion principal value) [2]	195	—
2.293% notes due 2027 [2]	500	500
2.565% notes due 2030 [2]	1,500	1,500
3.112% notes due 2040 [2]	750	750
3.362% notes due 2050 [2]	750	750
Other (including finance leases)	4	5
Total principal long-term debt	5,499	5,305
Other (discounts and debt issuance costs)	(42)	(43)
Total long-term debt	5,457	5,262
Less: current portion	—	—
Long-term debt, net of current portion	$5,457	$5,262

1 The three-month LIBOR rate at June 30, 2021 was approximately 0.15%.
2 We may redeem these notes at our option pursuant to certain terms.

Debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2021 and 2020 reflects the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Debt issuance costs amortization	$2	$3	$3	$3
Total interest expense on external debt	34	42	67	55

The unamortized debt issuance costs at June 30, 2021 and December 31, 2020 were $42 million and $43 million, respectively.

The average maturity of our long-term debt at June 30, 2021 is approximately 10.5 years. The average interest expense rate on our borrowings for the quarters and six months ended June 30, 2021 and 2020, and as of June 30, 2021 and December 31, 2020 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average interest rate - average outstanding during period:
Short-term borrowings	(0.3)%	—%	(0.3)%	—%
Total long-term debt	2.3%	2.5%	2.4%	2.5%

Average interest rate - average as of:	June 30, 2021		December 31, 2020
Short-term borrowings	(0.3)%		(0.2)%
Total long-term debt	2.4%		2.4%

Note 10: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Defined benefit plans	$5	$10	$18	$20
Defined contribution plans	14	14	33	30
Multi-employer pension and postretirement plans	42	36	80	73

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Service cost	$11	$10	$22	$20
Interest cost	4	4	7	8
Expected return on plan assets	(6)	(6)	(12)	(13)
Recognized actuarial net loss	4	3	9	7
Total net periodic benefit cost	$13	$11	$26	$22

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and six months ended June 30, 2021 and 2020, respectively.

UTC Sponsored Defined Benefit Plans. Defined benefit pension and postretirement benefit plans were sponsored by our former parent, UTC, have been accounted for as multi-employer plans in these Condensed Consolidated Financial Statements. The Company's participation in the defined pension and postretirement benefit plans sponsored by our former parent, UTC, concluded upon the completion of the Separation. The amounts for pension and postretirement expenses for the six months ended June 30, 2020 for Service cost and Non-service pension benefit were $1 million and $5 million, respectively, all prior to the Separation.

Stock-based Compensation. In conjunction with the Separation, the Company adopted the 2020 Long-Term Incentive Plan (the "Plan"). The Plan became effective on April 3, 2020. As of June 30, 2021, approximately 26 million shares remain available for awards under the Plan.

Stock-based Compensation Expense

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Condensed Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest. For the quarter and six months ended June 30, 2020, stock-based compensation expense includes expense attributable to Otis, which is based on the awards and terms previously granted under the UTC incentive compensation plan to Otis employees. Accordingly, the amounts presented for the quarter and six months ended June 30, 2020 are not necessarily indicative of future awards and do not necessarily reflect the results that Otis would have experienced as an independent publicly-traded company.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Stock-based compensation expense (Share Based)	$17	$15	$31	$27
Stock-based compensation expense (Cash Based)	1	1	1	(7)
Total gross stock-based compensation expense	18	16	32	20
Less: future tax benefit	2	2	4	4
Stock-based compensation expense, net of tax	$16	$14	$28	$16

As of June 30, 2021, there was approximately $85 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years.

Note 11: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of June 30, 2021 and December 31, 2020.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of June 30, 2021, 434.1 million shares of Common Stock were issued, which includes 7.3 million shares of treasury stock. As of December 31, 2020, 433.4 million shares of Common Stock were issued and outstanding.

Share Repurchase Program. As of June 30, 2021, the Company was authorized by the Board of Directors to purchase up to $1 billion of Common Stock under a share repurchase program, of which $506 million has been utilized. During the quarter and six months ended June 30, 2021 the Company repurchased 2.6 million and 7.3 million shares of Common Stock, respectively, for approximately $206 million and $506 million, respectively. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Note 12: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax for the quarters and six months ended June 30, 2021 and 2020 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2021
Balance at March 31, 2021	$(624)	$(199)	$—	$(823)
Other comprehensive income (loss) before reclassifications, net	16	—	2	18
Amounts reclassified, pre-tax	—	4	(1)	3
Tax benefit reclassified	—	(1)	—	(1)
Balance at June 30, 2021	$(608)	$(196)	$1	$(803)

Six Months Ended June 30, 2021
Balance at December 31, 2020	$(616)	$(203)	$4	$(815)
Other comprehensive income (loss) before reclassifications, net	8	—	(7)	1
Amounts reclassified, pre-tax	—	9	4	13
Tax benefit reclassified	—	(2)	—	(2)
Balance at June 30, 2021	$(608)	$(196)	$1	$(803)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2020
Balance at March 31, 2020	$(704)	$(166)	$8	$(862)
Other comprehensive income (loss) before reclassifications, net	28	(1)	(12)	15
Amounts reclassified, pre-tax	—	3	—	3
Tax benefit reclassified	—	1	—	1
Balance at June 30, 2020	$(676)	$(163)	$(4)	$(843)

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive income (loss) before reclassifications, net	(88)	(1)	(1)	(90)
Amounts reclassified, pre-tax	—	7	—	7
Tax benefit reclassified	—	(2)	—	(2)
Balance at June 30, 2020	$(676)	$(163)	$(4)	$(843)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 10 – Employee Benefit Plans for additional information.

Note 13: Income Taxes

The decrease in the effective tax rate for the quarter ended June 30, 2021 is primarily due to a tax benefit related to the incorporation of TCJA tax regulations that were enacted in the third quarter of 2020, partially offset by an income tax settlement related to the Separation as discussed in Note 5, “Related Parties”. In addition, the decrease in the effective tax rate for the six months ended June 30, 2021 is due to the absence of the tax cost relating to Separation-related expenses and a fixed asset impairment incurred in the first quarter of 2020, as well as a reduction in the deferred tax liability related to repatriation of foreign earnings as a result of changes to the Company’s planned debt repayments and changes in estimates related to Otis’ pre-Separation tax attributes recorded in the quarter ended March 31, 2021.

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $10 million increase to a $380 million decrease and associated interest could change within the range of a $5 million increase to a $160 million decrease.

See Note 18, “Contingent Liabilities” for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 14: Restructuring Costs

During the quarter and six months ended June 30, 2021, we recorded restructuring costs totaling $11 million and $26 million, respectively, for new and ongoing restructuring actions, compared to $20 million and $26 million, respectively, for the same periods of 2020. We recorded these charges as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Cost of products and services sold	$10	$10	$14	$10
Selling, general and administrative	1	10	12	16
Total	$11	$20	$26	$26

2021 and 2020 Actions. During the six months ended June 30, 2021, we recorded restructuring costs of $16 million for restructuring actions initiated in 2021, consisting of $6 million in Cost of products and services sold and $10 million in Selling, general and administrative expenses. During the six months ended June 30, 2021, we recorded pre-tax restructuring costs totaling $10 million for restructuring actions initiated in 2020, consisting of $9 million in Cost of products and services sold and $1 million in Selling, general and administrative expenses.

The 2021 and 2020, actions relate to ongoing cost-reduction efforts, including workforce reductions. We are targeting to complete in 2021 the majority of remaining restructuring actions initiated in 2021 and 2020, with certain utilization beyond 2021.

The following table summarizes the accrual balance and utilization for the 2021 and 2020 restructuring actions, which are primarily for severance costs:

(dollars in millions)	2021 Actions	2020 Actions
Quarter Ended June 30, 2021
Restructuring accruals at March 31, 2021	$10	$29
Net pre-tax restructuring costs	3	8
Utilization, foreign exchange and other costs	(6)	(7)
Balance at June 30, 2021	$7	$30

Six Months Ended June 30, 2021
Restructuring accruals at December 31, 2020	$—	$42
Net pre-tax restructuring costs	16	10
Utilization, foreign exchange and other costs	(9)	(22)
Balance at June 30, 2021	$7	$30

The following table summarizes expected, incurred and remaining costs for the 2021 and 2020 restructuring actions:

(dollars in millions)	Expected Costs	Costs Incurred During 2020	Costs Incurred Quarter Ended March 31, 2021	Costs Incurred Quarter Ended June 30, 2021	Remaining Costs at June 30, 2021
Total 2021 Actions	$24	$—	$(13)	$(3)	$8
Total 2020 Actions	$86	$(71)	$(2)	$(8)	$5

2019 and Prior Actions. During the six months ended June 30, 2021, no restructuring costs were recorded for restructuring actions initiated in 2019 and prior.

Note 15: Financial Instruments

We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under ASC 820, Fair Value Measurement. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, commodity prices and foreign exchange rates. These fluctuations can increase the costs of financing, investing in and operating the business. We may use derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, commodity price and interest rate exposures.

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $3.0 billion at June 30, 2021 and December 31, 2020. The average of the notional amount of contracts hedging commodity purchases was $4 million and $0 million at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of June 30, 2021 and December 31, 2020:

(dollars in millions)	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$9	$9
Foreign exchange contracts	Other assets	4	4
	Total asset derivatives	$13	$13

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(9)	$(7)
Foreign exchange contracts	Other long-term liabilities	(4)	(4)
	Total liability derivatives	$(13)	$(11)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$12	$23
Foreign exchange contracts	Other assets	4	10
	Total asset derivatives	$16	$33

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(5)	$(24)
Foreign exchange contracts	Other long-term liabilities	—	(8)
	Total liability derivatives	$(5)	$(32)

Derivatives designated as Cash flow hedging instruments

The amounts of gain or (loss) are attributable to foreign exchange contract activity reclassified from Accumulated other comprehensive income (loss) and were immaterial for the quarters and six months ended June 30, 2021 and 2020, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of June 30, 2021 and December 31, 2020 are presented in the table below:

(dollars in millions)	June 30, 2021	December 31, 2020
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$1	$4

The Company utilizes the critical terms match method in assessing firm commitment derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax loss of less than $1 million is expected to be reclassified from Accumulated other comprehensive loss into Cost of products sold to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2021, all derivative contracts accounted for as cash flow hedges will mature by December 2024.

Net Investment Hedges

We have foreign-denominated commercial paper and long-term debt that qualify as net investment hedges. Changes in the value of these net investment hedges due to foreign currency gains or losses are deferred as foreign currency translation adjustments in Other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investments are sold or substantially liquidated.

We have €254 million of Euro denominated commercial paper, which qualifies as a net investment hedge against our investments in European businesses. As of June 30, 2021, the net investment hedge is deemed to be effective. During the quarter and six months ended June 30, 2021, we have recognized losses of $5 million and gains of $12 million, respectively, associated with this net investment hedge in Other comprehensive income (loss).

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of June 30, 2021, the net investment hedge is deemed to be effective. During the quarter and six months ended June 30, 2021, we have recognized gains of $1 million and $4 million, respectively, associated with this net investment hedge in Other comprehensive income (loss).

Derivatives not designated as Cash flow hedging instruments

The effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Foreign exchange contracts	—	(1)	(1)	(2)

Note 16: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$24	$24	$—	$—
Derivative assets	29	—	29	—
Derivative liabilities	(18)	—	(18)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$59	$59	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(43)	—	(43)	—

Valuation Techniques. Our equity securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. The fair value gains or losses related to our equity securities are recorded through Other income (expense), net. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Our notes, as described in Note 9, "Borrowings and Lines of Credit", are measured at fair value using closing bond prices from active markets.

As of June 30, 2021, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$71	$70	$65	$62
Customer financing notes receivable, net	121	120	128	126
Short-term borrowings	(343)	(343)	(701)	(701)
Long-term debt (excluding leases and other)	(5,494)	(5,682)	(5,300)	(5,717)
Long-term liabilities (including current portion)	(261)	(252)	(263)	(234)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$70	$—	$70	$—
Customer financing notes receivable, net	120	—	120	—
Short-term borrowings	(343)	—	(343)	—
Long-term debt (excluding leases and other)	(5,682)	—	(5,682)	—
Long-term liabilities (including current portion)	(252)	—	(252)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$62	$—	$62	$—
Customer financing notes receivable, net	126	—	126	—
Short-term borrowings	(701)	—	(701)	—
Long-term debt (excluding leases and other)	(5,717)	—	(5,717)	—
Long-term liabilities (including current portion)	(234)	—	(234)	—

Note 17: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the six months ended June 30, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Balance as of December 31	$25	$27
Warranties	2	8
Settlements made	(7)	(7)
Foreign exchange and other	3	(1)
Balance as of June 30	$23	$27

The Company provides certain financial guarantees to third parties. As of June 30, 2021, Otis has stand-by letters of credit with maximum potential payment totaling $155 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of June 30, 2021, Otis has determined there are no estimated costs probable under these guarantees.

Note 18: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. In addition to the specific amounts noted below, where we have recorded loss contingency accruals for the other below matters, the amounts in aggregate are not material. Legal costs generally are expensed when incurred.

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million as of June 30, 2021 and December 31, 2020, and is included in Accrued liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $258 million as of June 30, 2021) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $142 million as of June 30, 2021).

On August 3, 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, our former parent, UTC, now RTX, made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing on July 24, 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. On December 7, 2020, the local German Tax Court ruled against the Company. We have filed an appeal with the German Federal Tax Court. There is no assurance, however, that the German Federal Tax Court will agree to hear the appeal or, if it does, rule in the Company's favor, and the decision of the German Tax Office ultimately could be sustained.

Pursuant to the TMA, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $53 million as of June 30, 2021), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets at June 30, 2021. In the event that the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of and for the periods ended June 30, 2021 and December 31, 2020.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $23 million to $45 million as of June 30, 2021 and December 31, 2020. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $23 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31,

2020. Amounts are on a pre-tax basis, not discounted, and excludes the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $5 million, which is principally included in Other assets on our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut against Otis, Raytheon Technologies Corporation ("RTX"), Carrier, each of their directors, and various incentive and deferred compensation plans. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. Otis believes that the claims against the Company are without merit. At this time, Otis is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could result from this action.

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

Segment Information. Segment information for the quarters ended June 30, 2021 and 2020 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$1,727	$1,294	$147	$79	8.5%	6.1%
Service	1,974	1,735	441	381	22.3%	22.0%
Total segments	3,701	3,029	588	460	15.9%	15.2%
General corporate expenses and other	—	—	(27)	(44)	—	—
Total	$3,701	$3,029	$561	$416	15.2%	13.7%

Segment information for the six months ended June 30, 2021 and 2020 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$3,185	$2,417	$251	$143	7.9%	5.9%
Service	3,924	3,578	871	781	22.2%	21.8%
Total segments	7,109	5,995	1,122	924	15.8%	15.4%
General corporate expenses and other [1]	—	—	(52)	(179)	—	—
Total	$7,109	$5,995	$1,070	$745	15.1%	12.4%

1 The decrease in General corporate expenses and other during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is primarily driven by a fixed asset impairment charge and related costs of $67 million in the six months ended June 30, 2020, as well as lower non-recurring Separation-related and shared costs of $60 million in the six months ended June 30, 2021 compared to the same period in 2020. For further discussion on these Separation-related and shared costs, see Note 5.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and six months ended June 30, 2021 and 2020.

	External Net Sales
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
United States Operations	$939	$805	$1,875	$1,695
International Operations
China	803	613	1,365	933
Other	1,959	1,611	3,869	3,367
Total	$3,701	$3,029	$7,109	$5,995

Segment Net sales disaggregated by product and service type for the quarters and six months ended June 30, 2021 and 2020 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Disaggregated Net sales by type
New Equipment	$1,727	$1,294	$3,185	$2,417

Maintenance and Repair	1,617	1,423	3,220	2,933
Modernization	357	312	704	645
Total Service	1,974	1,735	3,924	3,578
Total	$3,701	$3,029	$7,109	$5,995

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and six months ended June 30, 2021 and 2020.

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

Other new accounting pronouncements adopted and issued but not effective until after June 30, 2021 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and six months ended June 30, 2021 and 2020, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 28, 2021, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of June 30, 2021, and the related condensed consolidated statements of operations, of comprehensive income and of changes in equity for the three-month and six-month periods ended June 30, 2021 and 2020 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 28, 2021

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

Prior to the Separation, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of our former parent, UTC. For the period subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

We entered into a transition services agreement ("TSA") and tax matters agreement ("TMA") with our former parent, UTC, and Carrier on April 2, 2020. We received and continue to receive services for information technology, technical and engineering support, application support for operations, general administrative services and other support services under the TSA. The TSA and the related trailing exit costs are expected to wind-down during the second half of 2021. For additional discussion, see Note 5 "Related Parties" to the Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Company

The results of our operations and overall financial performance were impacted due to the COVID-19 pandemic during the quarters and six months ended June 30, 2021 and 2020. COVID-19 has had and could continue to have a negative impact on our business in the future, including impacts to overall financial performance during the remainder of 2021, as a result of the following, among other things:

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net sales	$3,701	$3,029	$7,109	$5,995
Percentage change year-over-year	22.2%		18.6%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and six months ended June 30, 2021 are as follows:

	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Organic volume	15.4%	12.9%
Foreign currency translation	6.5%	5.5%
Acquisitions and divestitures, net	0.3%	0.2%
Total % change	22.2%	18.6%

The Organic volume increase of 15.4% for the quarter ended June 30, 2021 was driven by increases in organic sales of 25.4% in New Equipment and 7.8% in Service.

The Organic volume increase of 12.9% for the six months ended June 30, 2021 was driven by increases in organic sales of 25.3% in New Equipment and 4.5% in Service.

See "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Total cost of products and services sold	$2,626	$2,138	$5,015	$4,207
Percentage change year-over-year	22.8%		19.2%

The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2021 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Organic volume	15.6%	13.1%
Foreign currency translation	6.9%	5.8%
Acquisitions and divestitures, net	0.3%	0.2%
Restructuring	—%	0.1%
Total % change	22.8%	19.2%

The organic increase in total cost of products and services sold for the quarter and six months ended June 30, 2021 was primarily driven by the organic sales increases noted above and overall segment mix between New Equipment and Service.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Gross margin	$1,075	$891	$2,094	$1,788
Gross margin percentage	29.0%	29.4%	29.5%	29.8%

Gross margin decreased 40 and 30 basis points for the quarter and six months ended June 30, 2021, respectively, when compared to the same periods for 2020, as improvement in gross margins in New Equipment and Service was more than offset by overall segment mix.

See the "Segment Review" section for discussion of operating results by segment.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Research and development	$39	$37	$74	$75
Percentage of Net sales	1.1%	1.2%	1.0%	1.3%

Research and development was relatively flat for the quarter and six months ended June 30, 2021, when compared to the same periods for 2020. We continue to fund our strategic investment projects, including investments in Internet of Things technologies.

Research and development expense as a percentage of net sales decreased for the quarter and six months ended June 30, 2021, when compared to the same periods in 2020, primarily as a result of the increase in net sales in the current year.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Selling, general and administrative	$484	$441	$966	$906
Percentage of Net sales	13.1%	14.6%	13.6%	15.1%

Selling, general and administrative expenses increased approximately $43 million and $60 million for the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the following:

•Higher employment and information technology costs, including incremental standalone public company costs, and the absence of cost containment actions taken during 2020 in response to COVID-19, partially offset by

•Lower non-recurring Separation-related costs and the absence of corporate allocations from UTC of $18 million and $57 million for the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

•Selling, general and administrative expenses also reflected the impact from unfavorable foreign exchange of $21 million and $37 million for the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

The quarter ended June 30, 2021, compared to the same period in 2020, also benefited from lower credit loss reserves.

Selling, general and administrative expenses as a percentage of Net sales decreased 150 basis points for the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily driven by higher net sales.

We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. For further discussion, see “Restructuring Costs” below and Note 14 in the Notes to the Condensed Consolidated Financial Statements.

Restructuring Costs

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Restructuring costs	$26	$26

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

Total restructuring costs were $26 million for the six months ended June 30, 2021 and included $16 million of costs related to 2021 actions and $10 million of costs related to 2020 actions.

All of the expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2021, we had cash outflows of approximately $28 million related to the restructuring actions and remaining cash payments of $50 million are expected, including $13 million of additional restructuring expenses to complete the actions and $37 million of restructuring accruals as of June 30, 2021.

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $26 million for the 2021 actions and $58 million for the 2020 actions, of which approximately $15 million was realized during the six months ended June 30, 2021.

For additional discussion of restructuring, see Note 14 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Other income (expense), net	$9	$3	$16	$(62)

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of embedded and foreign exchange derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses and certain other operating items.

The increase in Other income (expense), net of $6 million for the quarter ended June 30, 2021, when compared to the same period in 2020, is primarily due to the impact of changes in fair value and settlement of embedded and foreign exchange derivatives.

The increase in Other income (expense), net of $78 million for the six months ended June 30, 2021, when compared to the same period in 2020, is primarily due to a fixed asset impairment of $(55) million and related licensing costs of $(12) million recognized during the quarter ended March 31, 2020 as well as the impact of changes in fair value and settlement of embedded derivatives and foreign exchange derivatives.

Interest Expense (Income), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Interest expense (income), net	$27	$41	$59	$46

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances, short-term investments and, in the prior year, related party activity between Otis and our former parent, UTC, in the prior year.

The decrease in Interest expense (income), net of $(14) million in the quarter ended June 30, 2021, compared to the same period in 2020, was primarily driven by lower interest expense as a result of the debt refinancing and debt repayments during 2021 and 2020.

The increase in Interest expense (income), net of $13 million for the six months ended June 30, 2021, compared to the same period in 2020, was primarily driven by a full six months impact of interest expense on the external debt associated with the Separation, which was not outstanding for the full six months ended June 30, 2020, offset by the favorable activity noted above.

The average interest rate on our external debt for the quarter and six months ended June 30, 2021 is 2.3% and 2.4%, respectively and for the same periods in 2020 is 2.5%.

For additional discussion of borrowings, see Note 9 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective tax rate	28.8%	29.1%	27.4%	33.4%

The decrease in the effective tax rate for the quarter ended June 30, 2021 is primarily due to a tax benefit related to the incorporation of TCJA tax regulations that were enacted in the third quarter of 2020, partially offset by an income tax settlement related to the Separation. In addition, the decrease in the effective tax rate for the six months ended June 30, 2021 is also due to the absence of the tax cost relating to Separation-related expenses and a fixed asset impairment incurred in the first quarter of 2020, as well as a reduction in the deferred tax liability related to repatriation of foreign earnings as a result of changes to the Company’s planned debt repayments and changes in estimates related to Otis’ pre-Separation tax attributes recorded in the quarter ended March 31, 2021.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 13 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Noncontrolling interest in subsidiaries' earnings	$53	$41	$97	$78

Noncontrolling interest in subsidiaries' earnings increased for the quarter ended June 30, 2021 and for six months ended June 30, 2021 in comparison to the same periods in 2020 due primarily to an increase in net income from subsidiaries and the impact from foreign exchange. There was no other significant activity for the quarter and six months ended June 30, 2021.

Net Income Attributable to Common Shareholders

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income attributable to common shareholders	$326	$224	$634	$389
Diluted earnings per share from operations	$0.76	$0.52	$1.47	$0.90

Net income attributable to common shareholders increased for the quarter and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to the following:

•Higher operating profit partially offset by higher noncontrolling interest in subsidiaries' earnings;

•The benefit of a lower effective tax rate; and

•The benefit of lower interest expense for the quarter ended June 30, 2021, and partially offset by higher interest expense for the six months ended June 30, 2021.

Net income attributable to common shareholders for the quarter and six months ended June 30, 2021 includes:

•Restructuring charges, net of taxes, of $8 million ($11 million pre-tax) and $21 million ($26 million pre-tax), respectively;

•Non-recurring Separation-related expenses (benefit), net of taxes, of approximately $(2) million ($0 million pre-tax), and $5 million ($9 million pre-tax), respectively;

•Non-recurring tax expenses of $11 million and a tax benefit of $6 million, respectively, related to the Separation;

•The restructuring charges and non-recurring items described in the three immediately preceding bullets resulted in an impact of $0.03 and $0.04, respectively, on diluted earnings per share.

Net income attributable to common shareholders for the quarter and six months ended June 30, 2020 includes:

•Restructuring charges, net of taxes, of $15 million ($20 million pre-tax) and $19 million ($26 million pre-tax), respectively;

•With respect to the quarter ended June 30, 2020, non-recurring Separation-related expenses, net of taxes, of approximately $5 million ($21 million pre-tax), which includes the non-recurring Separation-related costs and a non-recurring tax benefit of $13 million related to the Separation, and with respect to the six months ended June 30, 2020, $98 million ($136 million pre-tax) which include the non-recurring Separation costs and a fixed asset impairment, respectively;

•The restructuring charges and non-recurring items described in the two immediately preceding bullets resulted in an impact of $0.04 and $0.27, respectively, on diluted earnings per share.
Segment Review
Summary performance for our operating segments for the quarters ended June 30, 2021 and 2020 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$1,727	$1,294	$147	$79	8.5%	6.1%
Service	1,974	1,735	441	381	22.3%	22.0%
Total segment	3,701	3,029	588	460	15.9%	15.2%
General corporate expenses and other	—	—	(27)	(44)	—	—
Total	$3,701	$3,029	$561	$416	15.2%	13.7%

Summary performance for our operating segments for the six months ended June 30, 2021 and 2020 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$3,185	$2,417	$251	$143	7.9%	5.9%
Service	3,924	3,578	871	781	22.2%	21.8%
Total segment	7,109	5,995	1,122	924	15.8%	15.4%
General corporate expenses and other	—	—	(52)	(179)	—	—
Total	$7,109	$5,995	$1,070	$745	15.1%	12.4%

Beginning in this Quarterly Report on Form 10-Q, we are changing how we present and discuss operating profit in our Segment Review of the Management’s Discussion and Analysis. Previously, we presented and discussed the percentage change in segment operating profit between periods using organic/operational profit, which excluded the impact of foreign currency translation, acquisitions and divestitures and restructuring costs. We are now presenting and discussing the change in the total dollar amount of segment operating profit and the percentage change in operating profit margin between periods. There is no change in the amounts of operating profit that we have previously disclosed. We will continue to use the same key metrics to explain the changes in our operating performance that we previously used. For example, as discussed below, the drivers of the changes in the second quarter relative to the prior year quarter are volume, rate drivers, selling general and administrative expense, foreign exchange and restructuring which are consistent with what we have disclosed in the past where applicable. In addition, we will discuss the impact of foreign currency translation, acquisitions and divestitures and restructuring to the extent they are meaningful to understanding our performance. We believe this changed approach aligns better with how we measure our performance.

New Equipment

The New Equipment segment designs, manufactures, sells and installs a wide range of passenger and freight elevators, as well as escalators and moving walkways in residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers, government agencies and general contractors who develop and/or design buildings for residential, infrastructure, commercial, retail or mixed-use activity. We sell directly to customers as well as through agents and distributors.

Summary performance for New Equipment for the quarters and six months ended June 30, 2021 and 2020 was as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Net sales	$1,727	$1,294	$433	33.5%	$3,185	$2,417	$768	31.8%
Cost of sales	1,418	1,072	346	32.3%	2,605	1,986	619	31.2%
	309	222	87	39.2%	580	431	149	34.6%
Operating expenses	162	143	19	13.3%	329	288	41	14.2%
Operating profit	$147	$79	$68	86.1%	$251	$143	$108	75.5%
Operating profit margin	8.5%	6.1%			7.9%	5.9%

Summary analysis of the New Equipment Net sales change for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 was as follows:

Components of Net sales change:	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Organic	25.4%	25.3%
Foreign currency translation	7.9%	6.3%
Acquisitions/Divestitures, net	0.2%	0.2%
Total % change	33.5%	31.8%

Quarter Ended June 30, 2021

Net sales

The organic sales increase of 25.4% was driven by double digit growth in Asia, Americas and EMEA, partially due to the ongoing recovery from COVID-19.

Operating profit

New Equipment operating profit increased $68 million, primarily due to higher volume of $70 million, with an operating margin increase of 240 basis points. Favorable material and field installation productivity were mostly offset by commodity headwinds and unfavorable price and mix. Foreign currency tailwinds of $10 million and lower restructuring costs of $5 million largely offset higher selling, general and administrative costs of $20 million.

Six Months Ended June 30, 2021

Net sales

The organic sales increase of 25.3% was driven by double digit growth in Asia, Americas and EMEA, partially due to the ongoing recovery from COVID-19.

Operating profit

New Equipment operating profit increased $108 million, primarily due to higher volume of $120 million, with an operating margin increase of 200 basis points. Favorable material and field installation productivity were mostly offset by commodity headwinds and unfavorable price and mix. Foreign currency tailwinds of $15 million, were more than offset by higher selling, general and administrative costs of $25 million.

Service

The Service segment performs maintenance and repair services for both our products, and those of other manufacturers, and provides modernization services to upgrade elevators and escalators. Maintenance services include inspections to ensure code compliance, preventive maintenance offerings and other customized maintenance offerings tailored to meet customer needs, as well as repair services that address equipment and component wear and tear, and breakdowns. Modernization services enhance equipment operation and improve building functionality. Modernization offerings can range from relatively simple upgrades of interior finishes and aesthetics, to complex upgrades of larger components and sub-systems. Our typical Service customers include building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed.

Summary performance for Service for the quarters and six months ended June 30, 2021 and 2020 was as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Net sales	$1,974	$1,735	$239	13.8%	$3,924	$3,578	$346	9.7%
Cost of sales	1,208	1,066	142	13.3%	2,410	2,221	189	8.5%
	766	669	97	14.5%	1,514	1,357	157	11.6%
Operating expenses	325	288	37	12.8%	643	576	67	11.6%
Operating profit	$441	$381	$60	15.7%	$871	$781	$90	11.5%
Operating profit margin	22.3%	22.0%			22.2%	21.8%

Summary analysis of Service Net sales change for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 was as follows:

Components of Net sales change:	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Organic	7.8%	4.5%
Foreign currency translation	5.7%	4.9%
Acquisitions/Divestitures, net	0.3%	0.3%
Total % change	13.8%	9.7%

Quarter Ended June 30, 2021

Net sales

The organic sales increase of 7.8% is due to sales increases in maintenance and repair of 7.5% and modernization of 9.3%.

Maintenance and repair net sales increased 13.6% as a result of an organic sales increase of 7.5%, partially due to the ongoing recovery from COVID-19, foreign currency tailwinds of 5.7% and the impact from net acquisitions and divestitures of 0.4%.

Modernization net sales increased 14.4% as a result of organic sales increase of 9.3%, partially due to the ongoing recovery from COVID-19, foreign currency tailwinds of 4.8% and the impact from net acquisitions and divestitures of 0.3%.

Operating profit

Service operating profit increased $60 million, primarily due to higher volume of $50 million, with an operating margin increase of 30 basis points. Favorable pricing and lower bad debt were partially offset by headwinds from prior year cost containment and field actions in response to COVID-19. Foreign exchange tailwinds of $25 million and lower restructuring costs of $5 million, were offset by higher selling general and administrative costs of $30 million.

Six Months Ended June 30, 2021

Net sales

The organic sales increase of 4.5% is due to sales increases in maintenance and repair of 4.4% and modernization of 4.7%.

Maintenance and repair net sales increased 9.8% as a result of an organic sales increase of 4.4%, partially due to the ongoing recovery from COVID-19, foreign currency tailwinds of 5.1% and the impact from net acquisitions and divestitures of 0.3%.

Modernization net sales increased 9.1% as a result of organic sales increase of 4.7%, partially due to the ongoing recovery from COVID-19, foreign currency tailwinds of 4.2% and the impact from net acquisitions and divestitures of 0.2%.

Operating profit

Service operating profit increased $90 million, primarily due to higher volume of $60 million, with an operating margin increase of 40 basis points. Favorable pricing and lower bad debt were partially offset by headwinds from prior year cost containment and field actions in response to COVID-19. Foreign exchange tailwinds of $44 million, were more than offset by higher selling general and administrative costs of $50 million.

General Corporate Expenses and Other

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
General corporate expenses and other	$(27)	$(44)	$(52)	$(179)

General corporate expenses and other for the quarter ended June 30, 2021 decreased $(17) million primarily due to lower Separation costs incurred when compared to the same quarter in 2020.

The decrease in General corporate expenses and other of $(127) million for the six months ended June 30, 2021, when compared to the same period in 2020, is primarily due to the absence of a fixed asset impairment of $(55) million and related licensing costs of $(12) million recognized during the quarter ended March 31, 2020 and lower non-recurring Separation costs and prior year UTC allocations of $(60) million when compared to the same period in 2020.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,923	$1,782
Total debt	5,800	5,963
Net debt (total debt less cash and cash equivalents)	3,877	4,181
Total equity	(3,317)	(3,284)
Total capitalization (total debt plus total equity)	2,483	2,679
Net capitalization (total debt plus total equity less cash and cash equivalents)	560	897

Total debt to total capitalization	234%	223%
Net debt to net capitalization	692%	466%

At June 30, 2021, we had cash and cash equivalents of approximately $1.9 billion, of which approximately 86% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of June 30, 2021 and December 31, 2020, the amount of such restricted cash was approximately $21 million and $15 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of June 30, 2021 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including the impact of COVID-19. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following is a summary of the debt issuances for the six months ended June 30, 2021:

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

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1.0 billion of Common Stock, of which approximately $506 million has been utilized as of June 30, 2021. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2021 the Company repurchased 7.3 million shares of Common Stock for approximately $506 million.

Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Net cash flows provided by operating activities	$1,118	$823

Cash generated from operating activities in the six months ended June 30, 2021 was $295 million higher than the same period in 2020, primarily due to higher net income of $264 million and increased cash inflows related to current assets and current liabilities activity of $162 million, as described below. These were partially offset by $59 million lower non-cash adjustments from Net income, including the fixed asset impairment of $55 million in the six months ended June 30, 2020, and $74 million lower Other operating activities, net, primarily due to long-term accruals and other activity in the six months ended June 30, 2020.

Six Months Ended June 30, 2021 Changes in Working Capital

The six months ended June 30, 2021 cash inflows related to current assets and current liabilities operating activity were $310 million. These cash inflows were primarily driven by:

•Contract assets, current and Contract liabilities, current, net change of $225 million, driven by the timing of billings on contracts compared to the progression on current contracts; and

•Accounts payable, which increased by $124 million, due to increased volume and the timing of payments to suppliers.

The cash inflows were partially offset by cash outflows related to:

•Accounts receivable, net, which increased $54 million, due to increased volume; and

•Inventories, net, which increased $17 million, due to the impact of higher production inventory related to higher volume and timing.

Additionally, Other current assets decreased by $55 million due to prepaid income tax refunds and indemnification payments received pursuant to the TMA in order to pay foreign tax obligations. Accrued liabilities decreased $23 million primarily due to the payment of $23 million in foreign tax obligations pursuant to the TMA described above and income tax liabilities in certain jurisdictions. The receipt and payment of indemnification assets and foreign tax obligations resulted in minimal cash flow for the six months ended June 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further discussion on transactions with our former parent, UTC.

Six Months Ended June 30, 2020 Changes in Working Capital

The six months ended June 30, 2020 cash inflows related to current assets and current liabilities operating activity were $148 million. These cash inflows were primarily driven by:

•Contract assets, current and Contract liabilities, current, net change of $266 million, driven by the timing of billings on contracts compared to the progression on current contracts; and

•Accounts payable, which increased $17 million, primarily due to the timing of payments to suppliers.

The cash inflows were partially offset by cash outflows related to:

•Inventories, net, which increased $71 million, due to higher production inventory and purchases of inventory in advance of potential supply chain disruptions due to COVID-19; and

•Accounts receivable, net, which increased $59 million, due to slower collections from customers in certain industries impacted by COVID-19.

Additionally, Other current assets increased $67 million, primarily due to tax prepayments in certain tax jurisdictions and Accrued liabilities increased $62 million, primarily due to the timing of payments for income tax liabilities in certain tax jurisdictions.

Cash Flow - Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures, investments in businesses and securities, and settlement of derivative contracts.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,
(dollars in millions)	2021	2020	Change
Investing Activities:
Capital expenditures	$(84)	$(75)	$(9)
Investments in businesses and intangible assets, net of cash acquired	(51)	(16)	(35)
Investments in equity securities	(18)	(51)	33
Proceeds from sale of equity securities	58	—	58
Receipts (payments) on settlements of derivative contracts	17	(7)	24
Other investing activities, net	11	7	4
Net cash flows used in investing activities	$(67)	$(142)	$75

Cash flows used in investing activities in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 decreased $75 million, including the following drivers:

•$58 million of proceeds from the sale of equity securities in the six months ended June 30, 2021;

•$33 million in lower investments in equity securities resulting from higher investments made in the six months ended June 30, 2020; these drivers of a decrease were partially offset by

•$35 million of higher payments for investments in businesses and intangible assets in the six months ended June 30, 2021.

Additionally, as discussed in Note 15 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency exposures. The settlement of these derivative instruments resulted in a net cash receipts of $17 million and payments of $7 million during the six months ended June 30, 2021 and 2020, respectively.

Germany Fire

As previously disclosed, during 2020 there was a fire at the Company’s manufacturing facility in Germany. During the six months ended June 30, 2021, the Company settled the related property damage claim with the insurance company and received final payment of $16 million, as reflected in Other investing activities, net in the Condensed Consolidated Statements of Cash Flows. The Company continues to be in discussions with the insurance company on the business interruption insurance claim. We do not anticipate any material impact to our operations or financial results in the future from this event.

For additional discussion, see “Business Overview" in section "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report, incorporated by reference in our 2020 Form 10-K.

Cash Flow - Financing Activities

Financing activities primarily include increases or decreases in short-term borrowings, issuance or repayment of long-term debt, dividends paid to common shareholders, repurchases of Common Stock and dividends paid to noncontrolling interests. The prior year activity includes transfers to and from our former parent, UTC, prior to the Separation, consisting of, among other things, cash transfers, distributions, cash investments and changes in receivables and payables. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

	Six Months Ended June 30,
(dollars in millions)	2021	2020	Change
Financing Activities:
Increase (decrease) in short-term borrowings, net	$(345)	$1	$(346)
Proceeds from issuance of long-term debt	199	6,300	(6,101)
Payment of long-term debt issuance costs	(2)	(43)	41
Net transfers to UTC	—	(6,330)	6,330
Dividends paid on Common Stock	(189)	(87)	(102)
Repurchases of Common Stock	(506)	—	(506)
Dividends paid to noncontrolling interest	(55)	(43)	(12)
Other financing activities, net	(18)	22	(40)
Net cash flows used in financing activities	$(916)	$(180)	$(736)

Net cash used in financing activities increased $736 million in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the following:

•Repurchase of Common Stock of $506 million and higher dividends paid on Common Stock of $102 million during the six months ended June 30, 2021;

•Net repayments on borrowings of $148 million, which were made with cash flow from operations during the six months ended June 30, 2021, comprised of the following activity:

◦Net repayments of short-term borrowings of $345 million (compared to net borrowings of $1 million during the six months ended June 30, 2020); partially offset by

◦Net proceeds from the issuance of long-term debt of $197 million;

•Net transfers to UTC related to the Separation of $6.3 billion during the six months ended June 30, 2020 was primarily funded by the net proceeds from issuance of long-term debt of $6.3 billion.

For additional discussion of borrowings activity, see Note 9 to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations" in our 2020 Annual Report, incorporated by reference in our 2020 Form 10-K, discloses our off-balance sheet arrangements and contractual obligations. As of June 30, 2021, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in the "Note 9, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and six months ended June 30, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in the section entitled "Market Risk and Risk Management" in our 2020 Annual Report, incorporated by reference in our 2020 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “goals,” and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Otis following the Separation, including the estimated costs associated with the Separation and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•fluctuations in prices and delays and disruption in delivery of materials and services from suppliers;
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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 2: Basis of Presentation" and "Note 18: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates", "Results of Operations", and "Liquidity and Financial Condition", and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and our Form 10-Q for the quarter ended March 31, 2021. Additional important information as to these factors is included in our 2020 Form 10-K in "Item 1. Business", "Item 1A. Risk Factors", "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates" "Results of Operations" and "Liquidity and Financial Condition" and "Item 8. Financial Statements and Supplementary Data under the headings "Note 1: Business Overview and Separation from United Technologies Corporation" and "Note 21: Contingent Liabilities". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 18, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our
Form 10-Q for the quarter ended March 31, 2021 and Part I, Item 3, "Legal Proceedings," of our 2020 Form 10-K.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in Item 1A. Risk Factors, in our 2020 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2021	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	365	$78.31	365	$671
May 1 - May 31	2,272	78.10	2,272	$494
June 1 - June 30	—	—	—	$494
Total	2,637	$78.13	2,637

(1)     Average price paid per share includes costs associated with the repurchases.

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of Common Stock. At June 30, 2021, the maximum dollar value of shares that may yet be purchased under this current program was approximately $494 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Exchange Act.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1
Otis Worldwide Corporation Amended and Restated Savings Restoration Plan, incorporated by reference to Exhibit 10.15 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020, is filed herewith to correct an inaccurate hyperlink that was inadvertently included in Exhibit 10.19 of Otis’ 2020 Form 10-K.

10.2	Letter of Amendment to Service Agreement between Zardoya Otis S.A and Bernardo Calleja Fernández.*

10.3	Amendment No. 1 to Otis Worldwide Corporation Executive Annual Bonus Plan.*

10.4	Otis Worldwide Corporation Board of Directors Deferred Stock Unit Plan (Amended and Restated effective as of February 4, 2021).*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and six months ended June 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	July 28, 2021	by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 28, 2021	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)