Form 10-Q
period 2021-09-30
Otis Worldwide Corp
filed 2021-10-26
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

At October 15, 2021 there were 424,768,965 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2021

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(amounts in millions, except per share amounts)	2021	2020
Net sales:
Product sales	$1,681	$1,423
Service sales	1,939	1,845
	3,620	3,268
Costs and expenses:
Cost of products sold	1,381	1,172
Cost of services sold	1,179	1,117
Research and development	39	37
Selling, general and administrative	479	481
	3,078	2,807
Other income (expense), net	—	(7)
Operating profit	542	454
Non-service pension cost (benefit)	2	2
Interest expense (income), net	33	39
Net income before income taxes	507	413
Income tax expense	128	103
Net income	379	310
Less: Noncontrolling interest in subsidiaries' earnings	48	44
Net income attributable to common shareholders	$331	$266

Earnings per share (Note 3):
Basic	$0.78	$0.61
Diluted	$0.77	$0.61

Weighted average number of shares outstanding
Basic shares	425.8	433.2
Diluted shares	430.6	435.1

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(amounts in millions, except per share amounts)	2021	2020
Net sales:
Product sales	$4,866	$3,840
Service sales	5,863	5,423
	10,729	9,263
Costs and expenses:
Cost of products sold	3,986	3,158
Cost of services sold	3,589	3,338
Research and development	113	112
Selling, general and administrative	1,445	1,387
	9,133	7,995
Other income (expense), net	16	(69)
Operating profit	1,612	1,199
Non-service pension cost (benefit)	6	—
Interest expense (income), net	92	85
Net income before income taxes	1,514	1,114
Income tax expense	404	337
Net income	1,110	777
Less: Noncontrolling interest in subsidiaries' earnings	145	122
Net income attributable to common shareholders	$965	$655

Earnings per share (Note 3):
Basic	$2.25	$1.51
Diluted	$2.23	$1.51

Weighted average number of shares outstanding
Basic shares	428.5	433.1
Diluted shares	432.0	434.1

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net income	$379	$310	$1,110	$777
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(37)	28	(39)	(56)
Pension and postretirement benefit plan adjustments	4	3	11	7
Change in unrealized cash flow hedging	4	6	1	5
Other comprehensive income (loss), net of tax	(29)	37	(27)	(44)
Comprehensive income (loss), net of tax	350	347	1,083	733
Less: Comprehensive income attributable to noncontrolling interest	(43)	(57)	(130)	(139)
Comprehensive income attributable to common shareholders	$307	$290	$953	$594

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,553	$1,782
Accounts receivable (net of allowance for expected credit losses of $177 and $161)	3,217	3,148
Contract assets	536	458
Inventories, net	628	659
Other current assets	441	446
Total Current Assets	6,375	6,493
Future income tax benefits	352	334
Fixed assets (net of accumulated depreciation of $1,173 and $1,197)	775	774
Operating lease right-of-use assets	553	542
Intangible assets, net	434	484
Goodwill	1,702	1,773
Other assets	281	310
Total Assets	$10,472	$10,710
Liabilities and (Deficit) Equity
Short-term borrowings	$38	$701
Accounts payable	1,662	1,453
Accrued liabilities	1,905	1,977
Contract liabilities	2,758	2,542
Total Current Liabilities	6,363	6,673
Long-term debt	5,458	5,262
Future pension and postretirement benefit obligations	635	654
Operating lease liabilities	364	367
Future income tax obligations	274	321
Other long-term liabilities	611	634
Total Liabilities	13,705	13,911
Commitments and contingent liabilities (Note 18)
Redeemable noncontrolling interest	62	83
Shareholders' (Deficit) Equity:
Common Stock and additional paid-in capital	102	59
Treasury Stock	(725)	—
Accumulated deficit	(2,404)	(3,076)
Accumulated other comprehensive income (loss)	(827)	(815)
Total Shareholders' (Deficit) Equity	(3,854)	(3,832)
Noncontrolling interest	559	548
Total (Deficit) Equity	(3,295)	(3,284)
Total Liabilities and (Deficit) Equity	$10,472	$10,710

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)
Quarter Ended September 30, 2021
Balance June 30, 2021	$86	$(506)	$(2,633)	$(803)	$(3,856)	$539	$(3,317)	$63
Net income	—	—	331	—	331	48	379	—
Other comprehensive income (loss), net of tax	—	—	—	(24)	(24)	(5)	(29)	—
Stock-based compensation and Common Stock issued under employee plans	18	—	(1)	—	17	—	17	—
Cash dividends declared ($0.24 per common share)	—	—	(102)	—	(102)	—	(102)	—
Repurchase of Common Shares	—	(219)	—	—	(219)	—	(219)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(24)	(24)	—
Acquisitions, disposals and other changes	(2)	—	1	—	(1)	1	—	(1)
Balance at September 30, 2021	$102	$(725)	$(2,404)	$(827)	$(3,854)	$559	$(3,295)	$62

Quarter Ended September 30, 2020
Balance June 30, 2020	$19	$—	$(3,418)	$(843)	$(4,242)	$570	$(3,672)	$96
Net income	—	—	266	—	266	44	310	—
Other comprehensive income (loss), net of tax	—	—	—	24	24	14	38	(1)
Stock-based compensation	17	—	—	—	17	—	17	—
Cash dividends declared ($0.20 per common share)	—	—	(86)	—	(86)	—	(86)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(84)	(84)	—
Acquisitions, disposals and other changes	—	—	(3)	—	(3)	(1)	(4)	3
Balance at September 30, 2020	$36	$—	$(3,241)	$(819)	$(4,024)	$543	$(3,481)	$98

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	UTC Net Investment (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)
Nine Months Ended September 30, 2021
Balance December 31, 2020	$59	$—	$(3,076)	$—	$(815)	$(3,832)	$548	$(3,284)	$83
Net income	—	—	965	—	—	965	145	1,110	—
Other comprehensive income (loss), net of tax	—	—	—	—	(12)	(12)	(13)	(25)	(2)
Stock-based compensation and Common Stock issued under employee plans	45	—	(2)	—	—	43	—	43	—
Cash dividends declared ($0.68 per common share)	—	—	(291)	—	—	(291)	—	(291)	—
Repurchase of Common Shares	—	(725)	—	—	—	(725)	—	(725)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(131)	(131)	(1)
Acquisitions, disposals and other changes	(2)	—	—	—	—	(2)	10	8	(18)
Balance at September 30, 2021	$102	$(725)	$(2,404)	$—	$(827)	$(3,854)	$559	$(3,295)	$62

Nine Months Ended September 30, 2020
Balance December 31, 2019	$—	$—	$—	$2,458	$(758)	$1,700	$531	$2,231	$95
Net transfers (to) from UTC	—	—	—	(6,150)	—	(6,150)	—	(6,150)	—
Issuance of common stock and reclassification of deficit	4	—	(3,556)	3,552	—	—	—	—	—
Net income	—	—	490	165	—	655	122	777	—
Other comprehensive income (loss), net of tax	—	—	—	—	(61)	(61)	21	(40)	(4)
Stock-based compensation	32	—	—	—	—	32	—	32	—
Cash dividends declared ($0.40 per common share)	—	—	(173)	—	—	(173)	—	(173)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(123)	(123)	—
Acquisitions, disposals and other changes	—	—	(2)	—	—	(2)	(8)	(10)	7
Adoption of credit loss standard, net of tax (Note 6)	—	—	—	(25)	—	(25)	—	(25)	—
Balance at September 30, 2020	$36	$—	$(3,241)	$—	$(819)	$(4,024)	$543	$(3,481)	$98

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Operating Activities:
Net income	$1,110	$777
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	152	140
Deferred income tax expense (benefit)	(72)	(51)
Stock compensation cost	48	44
Loss on fixed asset impairment	—	55
Change in operating assets and liabilities:
Accounts receivable, net	(107)	(79)
Contract assets and liabilities, current	140	277
Inventories, net	18	(101)
Other current assets	12	57
Accounts payable	230	19
Accrued liabilities	(29)	(81)
Pension contributions	(23)	(28)
Other operating activities, net	(6)	142
Net cash flows provided by operating activities	1,473	1,171
Investing Activities:
Capital expenditures	(115)	(112)
Investments in businesses and intangible assets, net of cash acquired (Note 8)	(59)	(50)
Investments in equity securities	(18)	(51)
Proceeds from sale of equity securities	58	—
Receipts (payments) on settlements of derivative contracts	35	(63)
Other investing activities, net	30	(13)
Net cash flows used in investing activities	(69)	(289)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(294)	510
Proceeds from borrowings (maturities longer than 90 days)	152	—
Repayments of borrowings (maturities longer than 90 days)	(503)	—
Proceeds from issuance of long-term debt	199	6,300
Payment of debt issuance costs	(11)	(43)
Repayment of long-term debt	—	(750)
Net transfers to UTC	—	(6,330)
Dividends paid on Common Stock	(291)	(173)
Repurchases of Common Stock	(725)	—
Dividends paid to noncontrolling interest	(130)	(125)
Other financing activities, net	(18)	22
Net cash flows used in financing activities	(1,621)	(589)
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	—
Net increase (decrease) in cash and cash equivalents	(228)	293
Cash, cash equivalents and restricted cash, beginning of year	1,801	1,459
Cash, cash equivalents and restricted cash, end of period	1,573	1,752
Less: Restricted cash	20	19
Cash and cash equivalents, end of period	$1,553	$1,733
See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2021 and for the quarters and nine months ended September 30, 2021 and 2020 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report to Shareholders ("2020 Annual Report") incorporated by reference in our Annual Report on Form 10-K for fiscal year 2020 ("2020 Form 10-K" or "Form 10-K").

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

On September 23, 2021, the Company announced a tender offer to acquire all of the issued and outstanding shares of Zardoya Otis, S.A. ("Zardoya Otis") not owned by the Company at a price of €7.00 per share in cash (the "Tender Offer"), and its intention to delist the shares of Zardoya Otis from the Madrid, Barcelona, Bilbao and Valencia stock exchanges subsequent to the Tender Offer. The price per share to be paid in the Tender Offer was adjusted to €6.93 as a result of the dividend paid by Zardoya Otis on October 11, 2021. The Tender Offer is subject to approval by the Comisión Nacional del Mercado de Valores (the "CNMV"), which is responsible for the regulation of Spanish securities markets. The value of the issued and outstanding shares of Zardoya Otis not owned by the Company is €1.63 billion based on the tender price of €6.93 after the adjustment for dividends paid on October 11, 2021. The Company owned a controlling interest and had operational control of Zardoya Otis as of and for the periods ended September 30, 2021 and 2020, and therefore its financial results are included in our Condensed Consolidated Financial Statements. As of September 30, 2021, the Company owned 50.02% of Zardoya Otis. See Note 9, "Borrowings and Lines of Credit" and Note 17, "Guarantees" for additional information regarding financing and guarantee agreements entered into by the Company in connection with the Tender Offer.

On November 26, 2018, United Technologies Corporation, subsequently renamed to Raytheon Technologies Corporation on April 3, 2020 ("UTC" or "RTX", as applicable), announced its intention to spin-off its Otis reportable segment and its Carrier reportable segment into two separate publicly-traded companies (the "Separation"). On April 3, 2020, the Company became an independent publicly-traded company through a pro-rata distribution of 0.5 shares of Common Stock for every share of UTC common stock held at the close of business on the record date of March 19, 2020 (the "Distribution"). Otis began to trade as a separate public company (New York Stock Exchange: OTIS) on April 3, 2020.

Unless the context otherwise requires, references to "Otis", "we", "us", "our" and "the Company" refer to (i) Otis Worldwide Corporation's business prior to the Separation and (ii) Otis Worldwide Corporation and its subsidiaries following the Separation, as applicable. References to "UTC" relate to pre-Separation matters, and references to "RTX" relate to post-Separation matters.

The Separation was completed pursuant to a Separation and Distribution Agreement (the "Separation Agreement") and other agreements with our former parent, UTC, related to the Separation, including but not limited to a transition services agreement (the "Transition Service Agreement" or "TSA"), a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). For further discussion on these agreements, see Note 5, "Related Parties".

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of COVID-19 at September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2021 and for the quarters and nine months ended September 30, 2021 and 2020, respectively, resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

Certain amounts presented in the prior period have been reclassified to conform to the current period presentation, which are immaterial.

Note 3: Earnings per Share

On April 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Company's common stock, par value $0.01 per share, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by UTC prior to the Separation. For the quarter and nine months ended September 30, 2020, these shares are treated as issued and outstanding at January 1, 2020 for purposes of calculating historical basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2021	2020	2021	2020
Net income attributable to common shareholders	$331	$266	$965	$655
Basic weighted average number of shares outstanding	425.8	433.2	428.5	433.1
Stock awards and equity units (share equivalent)	4.8	1.9	3.5	1.0
Diluted weighted average number of shares outstanding	430.6	435.1	432.0	434.1

Earnings Per Share of Common Stock:
Basic:	$0.78	$0.61	$2.25	$1.51
Diluted:	$0.77	$0.61	$2.23	$1.51

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 0.1 million and 5.0 million of anti-dilutive stock awards excluded from the computation for the quarters ended September 30, 2021 and 2020, respectively, and 0.1 million and 4.8 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Total Contract assets and Contract liabilities at September 30, 2021 and December 31, 2020 are as follows:

(dollars in millions)	September 30, 2021	December 31, 2020
Contract assets, current	$536	$458
Total contract assets	536	458

Contract liabilities, current	2,758	2,542
Contract liabilities, non-current (included within Other long-term liabilities)	46	44
Total contract liabilities	2,804	2,586
Net contract liabilities	$2,268	$2,128

Contract assets increased by $78 million during the nine months ended September 30, 2021 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $218 million during the nine months ended September 30, 2021 primarily due to contract billings in excess of revenue earned. In the nine months ended September 30, 2021 and 2020, we recognized revenue of $1.9 billion and $1.5 billion related to contract liabilities as of January 1, 2021 and 2020, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of September 30, 2021, our total RPO was $17.3 billion. Of the total RPO as of September 30, 2021, we expect 88% will be recognized as sales over the following 24 months.

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

Other agreements that we entered into that govern aspects of our relationship with RTX and Carrier following the Separation include the TSA, TMA, EMA and Intellectual Property Agreement. Under the TSA, which is substantially completed as of September 30, 2021, RTX provided the Company certain services and we provided certain services to RTX. The TMA governs the parties' respective rights, responsibilities and obligations with respect to tax matters, and among other things imposes restrictions on Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free. The EMA allocates among Otis, UTC, and Carrier the liabilities and responsibilities relating to employment matters, employee compensation and benefit plans, benefit programs and other related matters.

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

Prior to the Separation, our former parent, UTC, paid Otis Cash and cash equivalents of $190 million in connection with the Separation Agreement, and approximately $30 million as settlement of related party receivables due from UTC to Otis as a result of a cash overdraft as of March 31, 2020.

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

Accordingly, for periods prior to the Separation, shared costs of $16 million were allocated to the Company and reflected as expenses in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. There were no allocated centralized costs for the periods after the Separation.

Separation Costs, net. We have incurred non-recurring Separation costs, net as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Separation costs, net	$15	$29	$24	$82

Separation-related costs, net prior to the Separation primarily consisted of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. Costs after the Separation primarily consist of costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. These costs are recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

Additional Separation-related items, which are recorded in Other income (expense), net include adjustments to indemnification assets due from RTX related to the finalization of tax settlements in accordance with the TMA and other Separation related costs. These indemnification asset adjustments are fully offset by related impacts to the income tax provision.

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

Note 6: Accounts Receivable, Net

Accounts receivable, net consisted of the following at September 30, 2021 and December 31, 2020:

(dollars in millions)	September 30, 2021	December 31, 2020
Trade receivables	$3,073	$2,987
Unbilled receivables	120	104
Customer financing notes receivable	106	130
Miscellaneous receivables	95	88
	3,394	3,309
Less: allowance for expected credit losses	177	161
Accounts receivable, net	$3,217	$3,148

The changes in allowance for credit losses related to Accounts receivable, net for the nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Balance as of January 1	$161	$83
Impact of credit standard adoption	—	28
Provision for expected credit losses	27	28
Write-offs charged against the allowance for expected credit losses	(8)	(9)
Foreign exchange and other	(3)	26
Balance as of September 30	$177	$156

The current period provision for expected credit losses for the nine months ended September 30, 2021 was primarily the result of reserves recorded on trade receivables and customer financing receivables in New Equipment.

For the nine months ended September 30, 2020, there was approximately $22 million of previously reserved balances reclassified to allowance for credit losses. As a result, there was no impact to the Consolidated Statements of Operations for the nine months ended September 30, 2020.

Note 7: Inventories, net

(dollars in millions)	September 30, 2021	December 31, 2020
Raw materials and work-in-process	$127	$113
Finished goods	501	546
Total	$628	$659

Raw materials, work-in-process and finished goods are net of valuation reserves of $108 million and $112 million as of September 30, 2021 and December 31, 2020, respectively.

Note 8: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses and intangibles assets, net of cash acquired, totaled $59 million and $53 million in the nine months ended September 30, 2021 and 2020, respectively. The acquisitions and investments consisted of a number of acquisitions primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the nine months ended September 30, 2021 were as follows:

(dollars in millions)	Balance as of January 1, 2021	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2021
New Equipment	$357	$—	$(14)	$343
Service	1,416	2	(59)	1,359
Total	$1,773	$2	$(73)	$1,702

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2021		December 31, 2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,061	$(1,661)	$2,123	$(1,661)
Patents, trademarks/trade names	22	(17)	22	(16)
Customer relationships and other	65	(43)	54	(45)
	2,148	(1,721)	2,199	(1,722)
Unamortized:
Trademarks and other	7	—	7	—
Total	$2,155	$(1,721)	$2,206	$(1,722)

Amortization of intangible assets for the quarter and nine months ended September 30, 2021 was $22 million and $67 million, respectively, consistent with the amounts for the same periods in 2020. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible Assets during the quarter and nine months ended September 30, 2021.

Note 9: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2021	December 31, 2020
Commercial paper	$—	$664
Other borrowings	38	37
Total short-term borrowings	$38	$701

Commercial Paper. As of September 30, 2021, we had an aggregate $1.5 billion unsecured, unsubordinated commercial paper programs in place. As of September 30, 2021, we had no borrowings outstanding under such programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

In September 2020, we issued €420 million of Euro denominated commercial paper. The Euro denominated commercial paper, while outstanding, qualified as a net investment hedge against our investments in European businesses. During the nine months ended September 30, 2021, we fully repaid the Euro denominated commercial paper and there is no longer a related net investment hedge as of September 30, 2021.

We also issued $150 million of U.S. Dollar commercial paper in November 2020, which was fully repaid during the nine months ended September 30, 2021. The commercial paper issued in 2020 was used to pay down the term loan described further below.

Long-term debt. As of September 30, 2021, we had a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, effective as of April 3, 2020, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of September 30, 2021, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

On February 10, 2020, we entered into a term loan credit agreement, as amended, providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility (the "term loan"). The Company drew on the full amount of the term loan on March 27, 2020 and then prepaid the full amount during 2020, resulting in the termination of the term loan credit agreement. Additionally, on February 27, 2020, we issued $5.3 billion unsecured, unsubordinated notes. The net proceeds of the term loan and the notes of approximately $6.3 billion were distributed to our former parent, UTC, during the quarter ended March 31, 2020.

On March 11, 2021, we issued ¥21.5 billion Japanese Yen denominated ($199 million), unsecured, unsubordinated 5-year notes due March 2026 ("Yen Notes"). The net proceeds of the Yen Notes were used to repay a portion of our outstanding Euro denominated commercial paper. The Yen Notes qualify as a net investment hedge against our investments in Japanese businesses. As of September 30, 2021, the net investment hedge is deemed to be effective.

The Company is in compliance with all covenants in the revolving credit agreement and the indenture governing all notes as of September 30, 2021.

On September 22, 2021, we entered into a €1.65 billion bridge loan credit agreement (the "Bridge Credit Facility") in connection with the Tender Offer, which we expect to only be drawn to the extent we have not obtained permanent debt financing prior to the settlement date of the Tender Offer (the “Tender Offer Closing Date”). The Bridge Credit Facility is available for Euro denominated loans beginning on the Tender Offer Closing Date and matures 364 days thereafter. Borrowings under the Bridge Credit Facility will bear interest at a rate equal to the greater of (i) EURIBOR or (ii) zero, plus an applicable rate based on a ratings-based pricing grid. The Bridge Credit Facility contains various terms and conditions related to the Tender Offer and that are customary for financings of this type, including covenants that are substantially consistent with the revolving credit agreement.

Long-term debt consisted of the following:

(dollars in millions)	September 30, 2021	December 31, 2020
LIBOR plus 45 bps floating rate notes due 2023 [1,2]	$500	$500
2.056% notes due 2025 [2]	1,300	1,300
0.37% notes due 2026 (¥21.5 billion principal value) [2]	194	—
2.293% notes due 2027 [2]	500	500
2.565% notes due 2030 [2]	1,500	1,500
3.112% notes due 2040 [2]	750	750
3.362% notes due 2050 [2]	750	750
Other (including finance leases)	5	5
Total principal long-term debt	5,499	5,305
Other (discounts and debt issuance costs)	(41)	(43)
Total long-term debt	5,458	5,262
Less: current portion	—	—
Long-term debt, net of current portion	$5,458	$5,262

1 The three-month LIBOR rate at September 30, 2021 was approximately 0.13%.
2 We may redeem these notes at our option pursuant to certain terms.

Debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2021 and 2020 reflects the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Debt issuance costs amortization	$1	$1	$4	$4
Total interest expense on external debt	34	40	101	95

The unamortized debt issuance costs at September 30, 2021 and December 31, 2020 were $41 million and $43 million, respectively.

Costs to establish the Bridge Credit Facility are presented in Other current assets on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense ratably over the term of the facility. The unamortized balance was $10 million as of September 30, 2021.

The average maturity of our long-term debt at September 30, 2021 is approximately 10.3 years. The average interest expense rate on our borrowings for the quarters and nine months ended September 30, 2021 and 2020, and as of September 30, 2021 and December 31, 2020 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average interest rate - average outstanding during period:
Short-term borrowings	(0.2)%	(0.3)%	(0.3)%	(0.3)%
Total long-term debt	2.4%	2.4%	2.4%	2.5%

Average interest rate - average as of:	September 30, 2021		December 31, 2020
Short-term borrowings	—%		(0.2)%
Total long-term debt	2.4%		2.4%

Note 10: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Defined benefit plans	$5	$8	$23	$28
Defined contribution plans	14	12	47	42
Multi-employer pension and postretirement plans	38	46	118	119

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Service cost	$11	$10	$33	$30
Interest cost	3	4	10	12
Expected return on plan assets	(6)	(6)	(18)	(19)
Recognized actuarial net loss	5	4	14	11
Net settlement and curtailment (gain) loss	(1)	—	(1)	—
Total net periodic benefit cost	$12	$12	$38	$34

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and nine months ended September 30, 2021 and 2020, respectively.

UTC Sponsored Defined Benefit Plans. Defined benefit pension and postretirement benefit plans were sponsored by our former parent, UTC, and have been accounted for as multi-employer plans in these Condensed Consolidated Financial Statements. The Company's participation in the defined pension and postretirement benefit plans sponsored by our former parent, UTC, concluded upon the completion of the Separation. The amounts for pension and postretirement expenses for the nine months ended September 30, 2020 for Service cost and Non-service pension benefit were $1 million and $5 million, respectively, all prior to the Separation.

Stock-based Compensation. In conjunction with the Separation, the Company adopted the 2020 Long-Term Incentive Plan (the "Plan"). The Plan became effective on April 3, 2020. As of September 30, 2021, approximately 26 million shares remain available for awards under the Plan.

Stock-based Compensation Expense

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Condensed Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest. For the quarter and nine months ended September 30, 2020, stock-based compensation expense includes expense attributable to Otis, which is based on the awards and terms previously granted under the UTC incentive compensation plan to Otis employees. Accordingly, the amounts presented for the quarter and nine months ended September 30, 2020 are not necessarily indicative of future awards and do not necessarily reflect the results that Otis would have experienced as an independent publicly-traded company.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Stock-based compensation expense (Share Based)	$17	$17	$48	$44
Stock-based compensation expense (Cash Based)	1	2	2	(6)
Total gross stock-based compensation expense	18	19	50	38
Less: future tax benefit	2	3	6	7
Stock-based compensation expense, net of tax	$16	$16	$44	$31

As of September 30, 2021, there was approximately $73 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years.

Note 11: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of September 30, 2021 and December 31, 2020.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of September 30, 2021, 434.5 million shares of Common Stock were issued, which includes 9.7 million shares of treasury stock. As of December 31, 2020, 433.4 million shares of Common Stock were issued and outstanding.

Share Repurchase Program. As of September 30, 2021, the Company was authorized by the Board of Directors to purchase up to $1 billion of Common Stock under a share repurchase program, of which $725 million had been utilized. During the quarter and nine months ended September 30, 2021 the Company repurchased 2.4 million and 9.7 million shares of Common Stock, respectively, for approximately $219 million and $725 million, respectively. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Note 12: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax for the quarters and nine months ended September 30, 2021 and 2020 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2021
Balance at June 30, 2021	$(608)	$(196)	$1	$(803)
Other comprehensive income (loss) before reclassifications, net	(32)	—	5	(27)
Amounts reclassified, pre-tax	—	5	(1)	4
Tax benefit reclassified	—	(1)	—	(1)
Balance at September 30, 2021	$(640)	$(192)	$5	$(827)

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$(616)	$(203)	$4	$(815)
Other comprehensive income (loss) before reclassifications, net	(24)	—	(2)	(26)
Amounts reclassified, pre-tax	—	14	3	17
Tax benefit reclassified	—	(3)	—	(3)
Balance at September 30, 2021	$(640)	$(192)	$5	$(827)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2020
Balance at June 30, 2020	$(676)	$(163)	$(4)	$(843)
Other comprehensive income (loss) before reclassifications, net	15	—	6	21
Amounts reclassified, pre-tax	—	4	—	4
Tax benefit reclassified	—	(1)	—	(1)
Balance at September 30, 2020	$(661)	$(160)	$2	$(819)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive income (loss) before reclassifications, net	(73)	(1)	5	(69)
Amounts reclassified, pre-tax	—	11	—	11
Tax benefit reclassified	—	(3)	—	(3)
Balance at September 30, 2020	$(661)	$(160)	$2	$(819)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 10, "Employee Benefit Plans" for additional information.

Note 13: Income Taxes

The increase in the effective tax rate for the quarter ended September 30, 2021 is primarily due to the absence of a cumulative tax benefit related to the incorporation of TCJA tax regulations that was recorded in the third quarter of 2020, partially offset by an income tax settlement related to the Separation recorded in the third quarter of 2021, as discussed in Note 5, "Related Parties".

The decrease in the effective tax rate for the nine months ended September 30, 2021 is due to the absence of the tax cost relating to Separation-related expenses and a fixed asset impairment incurred in the first quarter of 2020, a reduction in the deferred tax liability related to repatriation of foreign earnings as a result of changes to the Company’s planned debt repayments and changes in estimates related to Otis’ pre-Separation tax attributes, as well as the net impact of income tax settlements related to the Separation as discussed in Note 5, "Related Parties".

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

Note 14: Restructuring Costs

During the quarter and nine months ended September 30, 2021, we recorded restructuring costs totaling $9 million and $35 million, respectively, for new and ongoing restructuring actions, compared to $20 million and $46 million, respectively, for the same periods of 2020. We recorded these charges as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Cost of products and services sold	$5	$9	$19	$19
Selling, general and administrative	4	11	16	27
Total	$9	$20	$35	$46

Restructuring Actions. During the nine months ended September 30, 2021, we recorded restructuring costs of $24 million for restructuring actions initiated in 2021, consisting of $11 million in Cost of products and services sold and $13 million in Selling, general and administrative expenses. During the nine months ended September 30, 2021, we recorded pre-tax restructuring costs totaling $10 million for restructuring actions initiated in 2020, consisting of $8 million in Cost of products and services sold and $2 million in Selling, general and administrative expenses. During the nine months ended September 30, 2021, we also recorded restructuring costs totaling $1 million for restructuring actions initiated in 2019 and prior to 2019.

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

The following table summarizes the accrual balance and utilization for the 2021 and 2020 restructuring actions, which are primarily for severance costs:

(dollars in millions)	2021 Actions	2020 Actions
Quarter Ended September 30, 2021
Restructuring accruals at June 30, 2021	$7	$30
Net pre-tax restructuring costs	8	—
Utilization, foreign exchange and other costs	(3)	(4)
Balance at September 30, 2021	$12	$26

Nine Months Ended September 30, 2021
Restructuring accruals at December 31, 2020	$—	$42
Net pre-tax restructuring costs	24	10
Utilization, foreign exchange and other costs	(12)	(26)
Balance at September 30, 2021	$12	$26

The following table summarizes expected, incurred and remaining costs for the 2021 and 2020 restructuring actions:

(dollars in millions)	Expected Costs	Costs Incurred During 2020	Costs Incurred Quarter Ended March 31, 2021	Costs Incurred Quarter Ended June 30, 2021	Costs Incurred Quarter Ended September 30, 2021	Remaining Costs at September 30, 2021
Total 2021 Actions	$30	$—	$(13)	$(3)	$(8)	$6
Total 2020 Actions	$86	$(71)	$(2)	$(8)	$—	$5

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

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $3.0 billion at September 30, 2021 and December 31, 2020. The average of the notional amount of contracts hedging commodity purchases was $21 million and $0 million at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of September 30, 2021 and December 31, 2020:

(dollars in millions)	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$9	$9
Foreign exchange contracts	Other assets	3	4
	Total asset derivatives	$12	$13

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(7)	$(7)
Foreign exchange contracts	Other long-term liabilities	(2)	(4)
	Total liability derivatives	$(9)	$(11)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$15	$23
Commodity contracts	Other current assets	1	—
Foreign exchange contracts	Other assets	3	10
	Total asset derivatives	$19	$33

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(5)	$(24)
Foreign exchange contracts	Other long-term liabilities	—	(8)
	Total liability derivatives	$(5)	$(32)

Derivatives designated as Cash flow hedging instruments

The amounts of gain or (loss) attributable to foreign exchange contract activity reclassified from Accumulated other comprehensive income (loss) were immaterial for the quarters and nine months ended September 30, 2021 and 2020, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of September 30, 2021 and December 31, 2020 are presented in the table below:

(dollars in millions)	September 30, 2021	December 31, 2020
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$5	$4

The Company utilizes the critical terms match method in assessing firm commitment derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax gain of $2 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of September 30, 2021 will mature by December 2024.

Net Investment Hedges

We have foreign-denominated long-term debt that qualifies as a net investment hedge. Changes in the value of this net investment hedge due to foreign currency gains or losses, are deferred as foreign currency translation adjustments in Other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated.

In September 2020, we issued €420 million of Euro denominated commercial paper. The Euro denominated commercial paper while outstanding qualified as a net investment hedge against our investments in European businesses. During the nine months ended September 30, 2021, we fully repaid the Euro denominated commercial paper and there is no longer a net investment hedge as of September 30, 2021. During the quarter and nine months ended September 30, 2021, we recognized gains of $4 million and $16 million, respectively, associated with this net investment hedge in Other comprehensive income (loss).

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of September 30, 2021, the net investment hedge is deemed to be effective. During the quarter and nine months ended September 30, 2021, we recognized gains of $1 million and $5 million, respectively, associated with this net investment hedge in Other comprehensive income (loss).

Derivatives not designated as Cash flow hedging instruments

The effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Foreign exchange contracts	4	(10)	8	(8)

Note 16: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$24	$24	$—	$—
Derivative assets	31	—	31	—
Derivative liabilities	(14)	—	(14)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$59	$59	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(43)	—	(43)	—

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

The fair values of the current portion of the Company's financial instruments not carried at fair value approximated their carrying values because of the short-term nature of the current portion. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our notes, as described in Note 9, "Borrowings and Lines of Credit", are measured at fair value using closing bond prices from active markets.

As of September 30, 2021, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$69	$68	$65	$62
Customer financing notes receivable, net	92	91	128	126
Short-term borrowings	(38)	(38)	(701)	(701)
Long-term debt (excluding leases and other)	(5,493)	(5,673)	(5,300)	(5,717)
Long-term liabilities (including current portion)	(262)	(245)	(263)	(234)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$68	$—	$68	$—
Customer financing notes receivable, net	91	—	91	—
Short-term borrowings	(38)	—	(38)	—
Long-term debt (excluding leases and other)	(5,673)	—	(5,673)	—
Long-term liabilities (including current portion)	(245)	—	(245)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$62	$—	$62	$—
Customer financing notes receivable, net	126	—	126	—
Short-term borrowings	(701)	—	(701)	—
Long-term debt (excluding leases and other)	(5,717)	—	(5,717)	—
Long-term liabilities (including current portion)	(234)	—	(234)	—

Note 17: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the nine months ended September 30, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Balance as of December 31	$25	$27
Warranties	3	8
Settlements made	(8)	(10)
Foreign exchange and other	1	(1)
Balance as of September 30	$21	$24

The Company provides certain financial guarantees to third parties. As of September 30, 2021, Otis has stand-by letters of credit with maximum potential payment totaling $146 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of September 30, 2021, Otis has determined there are no estimated costs probable under these guarantees.

In connection with the Tender Offer, the Company entered into certain agreements whereby third party banks have agreed to provide financial guarantees to the CNMV in an amount equal to the total purchase price of the Tender Offer, which is €1.65 billion as of September 30, 2021, as required by the Spanish takeover code. Any amounts required to be paid by the guarantees will be satisfied with cash on hand, commercial paper issuance, issuance of debt or borrowings under the Bridge Credit Facility discussed in Note 9, "Borrowings and Lines of Credit".

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

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million as of September 30, 2021 and December 31, 2020, and is included in Accrued liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $252 million as of September 30, 2021) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $139 million as of September 30, 2021).

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

Pursuant to the TMA, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $52 million as of September 30, 2021), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets at September 30, 2021. In the event that the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of and for the periods ended September 30, 2021 and December 31, 2020.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $23 million to $45 million as of September 30, 2021 and December 31, 2020. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $23 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. Amounts are on a pre-tax basis, not discounted, and excludes the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $5 million, which is principally included in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut against Otis, Raytheon Technologies Corporation ("RTX"), Carrier, each of their directors, and various incentive and deferred compensation plans. On September 13, 2021, plaintiffs filed an amended complaint against the three company defendants only. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. Otis believes that the claims against the Company are without merit. At this time, Otis is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could result from this action.

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

Segment Information. Segment information for the quarters ended September 30, 2021 and 2020 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$1,681	$1,423	$131	$95	7.8%	6.7%
Service	1,939	1,845	444	409	22.9%	22.2%
Total segments	3,620	3,268	575	504	15.9%	15.4%
General corporate expenses and other	—	—	(33)	(50)	—	—
Total	$3,620	$3,268	$542	$454	15.0%	13.9%

Segment information for the nine months ended September 30, 2021 and 2020 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$4,866	$3,840	$382	$238	7.9%	6.2%
Service	5,863	5,423	1,315	1,190	22.4%	21.9%
Total segments	10,729	9,263	1,697	1,428	15.8%	15.4%
General corporate expenses and other [1]	—	—	(85)	(229)	—	—
Total	$10,729	$9,263	$1,612	$1,199	15.0%	12.9%

1 The decrease in General corporate expenses and other during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily driven by a fixed asset impairment charge and related costs of $67 million in the nine months ended September 30, 2020, as well as lower non-recurring Separation-related and shared costs of $74 million in the nine months ended September 30, 2021 compared to the same period in 2020. See Note 5 for further discussion on these Separation-related and shared costs.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and nine months ended September 30, 2021 and 2020.

	External Net Sales
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
United States Operations	$927	$855	$2,802	$2,550
International Operations
China	811	624	2,176	1,557
Other	1,882	1,789	5,751	5,156
Total	$3,620	$3,268	$10,729	$9,263

Segment Net sales disaggregated by product and service type for the quarters and nine months ended September 30, 2021 and 2020 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Disaggregated Net sales by type
New Equipment	$1,681	$1,423	$4,866	$3,840

Maintenance and Repair	1,608	1,515	4,828	4,448
Modernization	331	330	1,035	975
Total Service	1,939	1,845	5,863	5,423
Total	$3,620	$3,268	$10,729	$9,263

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and nine months ended September 30, 2021 and 2020.

Note 20: Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements.

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

Other new accounting pronouncements adopted and issued but not effective until after September 30, 2021 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and nine months ended September 30, 2021 and 2020, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 26, 2021, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of September 30, 2021, and the related condensed consolidated statements of operations, of comprehensive income and of changes in equity for the three-month and nine-month periods ended September 30, 2021 and 2020 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 26, 2021

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

We entered into a transition services agreement ("TSA") and tax matters agreement ("TMA") with our former parent, UTC, and Carrier on April 2, 2020. We received services for information technology, technical and engineering support, application support for operations, general administrative services and other support services under the TSA. The TSA and the related trailing exit costs are substantially completed as of September 30, 2021. For additional discussion, see Note 5, "Related Parties" to the Condensed Consolidated Financial Statements.

Zardoya Otis Tender Offer

On September 23, 2021, the Company announced a tender offer to acquire all of the issued and outstanding shares of Zardoya Otis, S.A. ("Zardoya Otis") not owned by Otis at a price of €7.00 per share in cash (the "Tender Offer"), and its intention to delist the shares of Zardoya Otis from the Madrid, Barcelona, Bilbao and Valencia stock exchanges subsequent to the Tender Offer. The price per share to be paid in the Tender Offer was adjusted to €6.93 as a result of the dividend paid by Zardoya Otis on October 11, 2021. See Note 1, "Description of Business and Separation from United Technologies Corporation", Note 9, "Borrowings and Lines of Credit" and Note 17, "Guarantees" to the Condensed Consolidated Financial Statements, as well as the Liquidity and Financial Condition section below, for further details regarding this proposed transaction and financing arrangements entered into in connection with the Tender Offer.

Impact of COVID-19 on our Company

The results of our operations and overall financial performance were impacted due to the COVID-19 pandemic during the quarters and nine months ended September 30, 2021 and 2020. COVID-19 has had and could continue to have an impact on our business in the future, including impacts to overall financial performance during the remainder of 2021, as a result of the following, among other things:

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net sales	$3,620	$3,268	$10,729	$9,263
Percentage change year-over-year	10.8%		15.8%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and nine months ended September 30, 2021 are as follows:

	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Organic volume	8.1%	11.2%
Foreign currency translation	2.5%	4.4%
Acquisitions and divestitures, net	0.2%	0.2%
Total % change	10.8%	15.8%

The Organic volume increase of 8.1% for the quarter ended September 30, 2021 was driven by increases in organic sales of 14.1% in New Equipment and 3.6% in Service.

The Organic volume increase of 11.2% for the nine months ended September 30, 2021 was driven by increases in organic sales of 21.1% in New Equipment and 4.2% in Service.

See "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Total cost of products and services sold	$2,560	$2,289	$7,575	$6,496
Percentage change year-over-year	11.8%		16.6%

The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2021 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Organic volume	9.0%	11.7%
Foreign currency translation	2.9%	4.7%
Acquisitions and divestitures, net	0.1%	0.2%
Restructuring	(0.2)%	—%
Total % change	11.8%	16.6%

The organic increase in total cost of products and services sold for the quarter and nine months ended September 30, 2021 was primarily driven by the organic sales increases noted above and overall segment mix between New Equipment and Service.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Gross margin	$1,060	$979	$3,154	$2,767
Gross margin percentage	29.3%	30.0%	29.4%	29.9%

Gross margin decreased 70 basis points for the quarter ended September 30, 2021 when compared to the same period for 2020, primarily driven by overall segment mix.

Gross margin decreased 50 basis points for the nine months ended September 30, 2021 when compared to the same period for 2020, as improvement in gross margins in New Equipment and Service was more than offset by overall segment mix.

See the "Segment Review" section for discussion of operating results by segment.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Research and development	$39	$37	$113	$112
Percentage of Net sales	1.1%	1.1%	1.1%	1.2%

Research and development was relatively flat for the quarter and nine months ended September 30, 2021, when compared to the same periods for 2020. We continue to fund our strategic investment projects, including investments in Internet of Things technologies.

Research and development expense as a percentage of net sales was relatively flat for the quarter and nine months ended September 30, 2021, when compared to the same periods in 2020.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Selling, general and administrative	$479	$481	$1,445	$1,387
Percentage of Net sales	13.2%	14.7%	13.5%	15.0%

Selling, general and administrative expenses were relatively flat for the quarter ended September 30, 2021, when compared to the same period in 2020, as higher employment costs, including incremental standalone public company costs, and the absence of cost containment actions taken during 2020 in response to COVID-19, were offset by lower non-recurring Separation-related costs.

Selling, general and administrative expenses increased $58 million for the nine months ended September 30, 2021, compared to the same periods in 2020. The primary drivers of the change are the following:

•Higher employment costs and information technology costs, including incremental standalone public company costs, and the absence of cost containment actions taken during 2020 in response to COVID-19; and

•Impact of unfavorable foreign exchange of $42 million; partially offset by

•Lower non-recurring Separation-related costs and the absence of UTC allocations of $71 million.

Selling, general and administrative expenses as a percentage of Net sales decreased 150 basis points for the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, as Net sales increased while expenses were flat for the quarter. For the nine months ended September 30, 2021, Net sales increased at a faster rate than expenses.

Restructuring Costs

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Restructuring costs	$35	$46

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

Total restructuring costs were $35 million for the nine months ended September 30, 2021 and included $24 million of costs related to 2021 actions, $10 million of costs related to 2020 actions and $1 million of costs related to pre-2020 actions.

All of the expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2021, we had cash outflows of approximately $34 million related to the restructuring actions and expect to make cash payments of $49 million to complete the actions announced, comprised of $11 million of additional restructuring expenses and $38 million of existing restructuring accruals as of September 30, 2021.

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $27 million for the 2021 actions and $58 million for the 2020 actions, of which approximately $47 million was realized for the 2021 and 2020 actions during the nine months ended September 30, 2021.

For additional discussion of restructuring, see Note 14 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Other income (expense), net	$—	$(7)	$16	$(69)

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of embedded and foreign exchange derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses and certain other operating items.

The change in Other income (expense), net of $7 million for the quarter ended September 30, 2021, compared to the same period in 2020, was primarily driven by gains on sales of fixed assets recognized during the quarter ended September 30, 2021, the impact of changes in fair value and settlement of embedded derivatives and foreign exchange derivatives and the impact from settlements of certain TMA transactions.

The change in Other income (expense), net of $85 million in the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to the absence of a fixed asset impairment of $(55) million and related licensing costs of $(12) million recognized during the quarter ended March 31, 2020, as well as gains on sales of fixed assets during the nine months ended September 30, 2021, the impact of changes in fair value and settlement of embedded derivatives and foreign exchange derivatives and the impact from the settlements of certain TMA transactions.

Interest Expense (Income), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Interest expense (income), net	$33	$39	$92	$85

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances, short-term investments and, in the prior year, related party activity between Otis and our former parent, UTC.

The decrease in Interest expense (income), net of $(6) million in the quarter ended September 30, 2021, compared to the same period in 2020, was primarily driven by lower interest expense as a result of the debt refinancings and debt repayments during 2021.

The increase in Interest expense (income), net of $7 million for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily driven by a full nine months impact of interest expense on the external debt associated with the Separation, which was not outstanding for the full nine months ended September 30, 2020, offset by the favorable activity noted above.

The average interest rate on our external debt for the quarter and nine months ended September 30, 2021 is 2.4% and for the same periods in 2020 was 2.4% and 2.5%, respectively.

For additional discussion of borrowings, see Note 9 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective tax rate	25.2%	24.9%	26.7%	30.2%

The increase in the effective tax rate for the quarter ended September 30, 2021 is primarily due to the absence of a cumulative tax benefit related to the incorporation of TCJA tax regulations that was recorded in the third quarter of 2020, partially offset by an income tax settlement related to the Separation recorded in the third quarter of 2021.

The decrease in the effective tax rate for the nine months ended September 30, 2021 is due to the absence of the tax cost relating to Separation-related expenses and a fixed asset impairment incurred in the first quarter of 2020, a reduction in the deferred tax liability related to repatriation of foreign earnings as a result of changes to the Company’s planned debt repayments and changes in estimates related to Otis’ pre-Separation tax attributes, as well as the net impact of income tax settlements related to the Separation.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 13 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Noncontrolling interest in subsidiaries' earnings	$48	$44	$145	$122

Noncontrolling interest in subsidiaries' earnings increased for the quarter and nine months ended September 30, 2021 in comparison to the same periods in 2020 due primarily to an increase in net income from non-wholly owned subsidiaries and the impact from foreign exchange.

Net Income Attributable to Common Shareholders

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income attributable to common shareholders	$331	$266	$965	$655
Diluted earnings per share from operations	$0.77	$0.61	$2.23	$1.51

Net income attributable to common shareholders increased for the quarter ended September 30, 2021, compared to the same period in 2020, primarily driven by higher operating profit.

Net income attributable to common shareholders increased for the nine months ended September 30, 2021, compared to the same period in 2020, primarily driven by higher operating profit and the benefit of a lower effective tax rate, partially offset by higher noncontrolling interest in subsidiaries' earnings and higher interest expense.
Segment Review
Summary performance for our operating segments for the quarters ended September 30, 2021 and 2020 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$1,681	$1,423	$131	$95	7.8%	6.7%
Service	1,939	1,845	444	409	22.9%	22.2%
Total segment	3,620	3,268	575	504	15.9%	15.4%
General corporate expenses and other	—	—	(33)	(50)	—	—
Total	$3,620	$3,268	$542	$454	15.0%	13.9%

Summary performance for our operating segments for the nine months ended September 30, 2021 and 2020 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
New Equipment	$4,866	$3,840	$382	$238	7.9%	6.2%
Service	5,863	5,423	1,315	1,190	22.4%	21.9%
Total segment	10,729	9,263	1,697	1,428	15.8%	15.4%
General corporate expenses and other	—	—	(85)	(229)	—	—
Total	$10,729	$9,263	$1,612	$1,199	15.0%	12.9%

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

Summary performance for New Equipment for the quarters and nine months ended September 30, 2021 and 2020 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Net sales	$1,681	$1,423	$258	18.1%	$4,866	$3,840	$1,026	26.7%
Cost of sales	1,381	1,172	209	17.8%	3,986	3,158	828	26.2%
	300	251	49	19.5%	880	682	198	29.0%
Operating expenses	169	156	13	8.3%	498	444	54	12.2%
Operating profit	$131	$95	$36	37.9%	$382	$238	$144	60.5%
Operating profit margin	7.8%	6.7%			7.9%	6.2%

Summary analysis of the New Equipment Net sales change for the quarter and nine months ended September 30, 2021 compared with the quarter and nine months ended September 30, 2020 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Organic	14.1%	21.1%
Foreign currency translation	3.9%	5.4%
Acquisitions/Divestitures, net	0.1%	0.2%
Total % change	18.1%	26.7%

Quarter Ended September 30, 2021

Net sales

The organic sales increase of 14.1% was driven by mid-teens growth in Americas, high-teens growth in Asia and low single digit growth in EMEA.

Operating profit

New Equipment operating profit increased $36 million, primarily due to higher volume of $30 million, with an operating margin increase of 110 basis points. Favorable field installation productivity was mostly offset by commodity headwinds and unfavorable price and mix. Foreign currency tailwinds of $10 million and lower restructuring costs of $5 million were partially offset by higher selling, general and administrative costs.

Nine Months Ended September 30, 2021

Net sales

The organic sales increase of 21.1% was driven by double digit growth in Asia and Americas and mid-teen growth in EMEA.

Operating profit

New Equipment operating profit increased $144 million, primarily due to higher volume of $150 million, with an operating margin increase of 170 basis points. Favorable field installation and material productivity, was partially offset by unfavorable price and mix and commodity headwinds. Foreign currency tailwinds of $25 million, were more than offset by higher selling, general and administrative costs of $35 million.

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

Summary performance for Service for the quarters and nine months ended September 30, 2021 and 2020 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Net sales	$1,939	$1,845	$94	5.1%	$5,863	$5,423	$440	8.1%
Cost of sales	1,179	1,117	62	5.6%	3,589	3,338	251	7.5%
	760	728	32	4.4%	2,274	2,085	189	9.1%
Operating expenses	316	319	(3)	(0.9)%	959	895	64	7.2%
Operating profit	$444	$409	$35	8.6%	$1,315	$1,190	$125	10.5%
Operating profit margin	22.9%	22.2%			22.4%	21.9%

Summary analysis of Service Net sales change for the quarter and nine months ended September 30, 2021 compared with the quarter and nine months ended September 30, 2020 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Organic	3.6%	4.2%
Foreign currency translation	1.3%	3.6%
Acquisitions/Divestitures, net	0.2%	0.3%
Total % change	5.1%	8.1%

Quarter Ended September 30, 2021

Net sales

The organic sales increase of 3.6% is due to a sales increase in maintenance and repair of 4.7%, partially offset by a decrease in modernization of (1.2)%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	4.7%	(1.2)%
Foreign currency translation	1.2%	1.2%
Acquisitions/Divestitures, net	0.3%	—%
Total % change	6.2%	—%

Operating profit

Service operating profit increased $35 million, with an operating margin increase of 70 basis points. Higher volume of $30 million and favorable pricing and mix were partially offset by headwinds from prior year cost containment and field actions in response to COVID-19. Service operating profit also benefited from lower restructuring costs of $10 million.

Nine Months Ended September 30, 2021

Net sales

The organic sales increase of 4.2% is due to sales increases in maintenance and repair of 4.5% and modernization of 2.7%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	4.5%	2.7%
Foreign currency translation	3.8%	3.3%
Acquisitions/Divestitures, net	0.3%	0.1%
Total % change	8.6%	6.1%

Operating profit

Service operating profit increased $125 million, primarily due to higher volume of $90 million, with an operating margin increase of 50 basis points. Favorable pricing and mix and lower bad debt expense were partially offset by headwinds from prior year cost containment and field actions in response to COVID-19. Foreign exchange tailwinds of $50 million, were offset by higher selling general and administrative costs of $50 million.

General Corporate Expenses and Other

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
General corporate expenses and other	$(33)	$(50)	$(85)	$(229)

General corporate expenses and other for the quarter ended September 30, 2021 decreased $(17) million primarily due to lower non-recurring Separation costs incurred when compared to the same quarter in 2020.

The decrease in General corporate expenses and other of $(144) million for the nine months ended September 30, 2021, when compared to the same period in 2020, is primarily due to the absence of a fixed asset impairment of $(55) million and related licensing costs of $(12) million recognized during the quarter ended March 31, 2020 and lower non-recurring Separation costs and the absence of UTC allocations of $(74) million when compared to the same period in 2020.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,553	$1,782
Total debt	5,496	5,963
Net debt (total debt less cash and cash equivalents)	3,943	4,181
Total equity	(3,295)	(3,284)
Total capitalization (total debt plus total equity)	2,201	2,679
Net capitalization (total debt plus total equity less cash and cash equivalents)	648	897

Total debt to total capitalization	250%	223%
Net debt to net capitalization	608%	466%

At September 30, 2021, we had cash and cash equivalents of approximately $1.6 billion, of which approximately 97% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of September 30, 2021 and December 31, 2020, the amount of such restricted cash was approximately $20 million and $19 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of September 30, 2021 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including the impact of COVID-19. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following is a summary of the debt issuances for the nine months ended September 30, 2021:

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

On September 22, 2021, we entered into a €1.65 billion bridge loan credit agreement (the "Bridge Credit Facility") in connection with the Tender Offer, which we expect to be drawn only to the extent permanent debt financing has not been obtained prior to the Tender Offer Closing Date. For additional discussion of the Bridge Credit Facility, see Note 9, "Borrowings and Lines of Credit" to the Condensed Consolidated Financial Statements.

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

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1.0 billion of Common Stock, of which approximately $725 million has been utilized as of September 30, 2021. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2021 the Company repurchased 9.7 million shares of Common Stock for approximately $725 million. As a result of the increased debt we anticipate incurring to fund the Tender Offer, we expect to suspend share repurchases through 2022 as we focus on deleveraging.

Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Net cash flows provided by operating activities	$1,473	$1,171

Cash generated from operating activities in the nine months ended September 30, 2021 was $302 million higher than the same period in 2020, primarily due to higher net income of $333 million and increased cash inflows related to current assets and current liabilities activity of $172 million, as described below. These were partially offset by $60 million lower non-cash adjustments from Net income, including the fixed asset impairment of $55 million in the nine months ended September 30, 2020, and $148 million lower Other operating activities, net, primarily due to long-term accruals and other activities in the nine months ended September 30, 2020.

Nine Months Ended September 30, 2021 Changes in Working Capital

The nine months ended September 30, 2021 cash inflows related to current assets and current liabilities operating activity were $264 million. These cash inflows were primarily driven by:

•Accounts payable, which increased by $230 million, primarily due to increased volume;

•Contract assets, current and Contract liabilities, current, net change of $140 million, driven by the timing of billings on contracts compared to the progression on current contracts; and

•Inventories, net, which decreased $18 million, due to the timing of deliveries to construction sites.

The cash inflows were partially offset by cash outflows related to Accounts receivable, net, which increased $107 million, primarily due to increased volume.

Additionally, Other current assets decreased by $12 million due to prepaid income tax refunds and indemnification payments received pursuant to the TMA in order to pay foreign tax obligations, partially offset by advance payments to suppliers. Accrued liabilities decreased $29 million primarily due to the payment of $23 million in foreign tax obligations pursuant to the TMA described above and income tax liabilities in certain jurisdictions. The receipt and payment of indemnification assets and foreign tax obligations resulted in minimal cash flow for the nine months ended September 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further discussion on transactions with our former parent, UTC.

Nine Months Ended September 30, 2020 Changes in Working Capital

The nine months ended September 30, 2020 cash inflows related to current assets and current liabilities operating activity were $92 million. These cash inflows were primarily driven by:

•Contract assets, current and Contract liabilities, current, net change of $277 million, driven by the timing of billings on contracts compared to the progression on current contracts; and

•Accounts payable, which increased $19 million, primarily due to the timing of payments to suppliers.

The cash inflows were partially offset by cash outflows related to:

•Inventories, net, which increased $101 million, due to higher production inventory related to the timing of deliveries to construction sites; and

•Accounts receivable, net, which increased $79 million, due to slower collections.

Additionally, Other current assets decreased $57 million, primarily due to the receipt of indemnification pursuant to the TMA in order to pay foreign tax obligations, partially offset by tax prepayments in certain tax jurisdictions. Accrued liabilities decreased $81 million, primarily due to the payment of foreign tax obligations pursuant to the TMA mentioned above and income tax liabilities in certain jurisdictions. The receipt and payment of indemnification assets and foreign tax obligations resulted in no net cash flow for the nine months ended September 30, 2020. See Note 5 to the Condensed Consolidated Financial Statements for further discussion on transactions with our former parent, UTC.

Cash Flow - Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures, investments in businesses and securities, and settlement of derivative contracts.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change
Investing Activities:
Capital expenditures	$(115)	$(112)	$(3)
Investments in businesses and intangible assets, net of cash acquired	(59)	(50)	(9)
Investments in equity securities	(18)	(51)	33
Proceeds from sale of equity securities	58	—	58
Receipts (payments) on settlements of derivative contracts	35	(63)	98
Other investing activities, net	30	(13)	43
Net cash flows used in investing activities	$(69)	$(289)	$220

Cash flows used in investing activities in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 decreased $220 million, including the following drivers:

•$58 million of proceeds from the sale of equity securities in the nine months ended September 30, 2021;

•$43 million of higher Other investing activities, net primarily due to property damage insurance proceeds received associated with the Germany fire matter discussed below under "Germany Fire", as well as proceeds from the sales of fixed assets; and

•$33 million in lower investments in equity securities resulting from higher investments made in the nine months ended September 30, 2020.

Additionally, as discussed in Note 15 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency exposures. The settlement of these derivative instruments resulted in a net cash receipts of $35 million and payments of $63 million during the nine months ended September 30, 2021 and 2020, respectively.

Germany Fire

As previously disclosed, during 2020 there was a fire at the Company’s manufacturing facility in Germany. During the nine months ended September 30, 2021, the Company settled the related property damage claim with the insurance company, as reflected in Other investing activities, net in the Condensed Consolidated Statements of Cash Flows. During the quarter ended September 30, 2021, the Company reached a final agreement with the insurance company related to the business interruption claim to cover costs incurred as a result of the fire and expects to receive the final payment during the fourth quarter of 2021. We do not anticipate any material impact to our operations or financial results from this event.

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

	Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change
Financing Activities:
Increase (decrease) in short-term borrowings, net	$(645)	$510	$(1,155)
Proceeds from issuance of long-term debt	199	6,300	(6,101)
Payment of debt issuance costs	(11)	(43)	32
Repayment of long-term debt	—	(750)	750
Net transfers to UTC	—	(6,330)	6,330
Dividends paid on Common Stock	(291)	(173)	(118)
Repurchases of Common Stock	(725)	—	(725)
Dividends paid to noncontrolling interest	(130)	(125)	(5)
Other financing activities, net	(18)	22	(40)
Net cash flows used in financing activities	$(1,621)	$(589)	$(1,032)

Net cash used in financing activities increased $1.0 billion in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the following:

•Repurchases of Common Stock of $725 million and higher dividends paid on Common Stock of $118 million during the nine months ended September 30, 2021; and

•Higher net repayments on borrowings of $457 million during the nine months ended September 30, 2021 compared to $240 million during the same period in 2020, which were made with cash flow from operations. Net repayments comprised of the following activity:

◦Net repayments of short-term borrowings of $645 million, partially offset by net proceeds from the issuance of debt of $188 million during the nine months ended September 30, 2021; and

◦Repayments of long-term debt of $750 million, partially offset by net short-term borrowings of $510 million during the nine months ended September 30, 2020.

•Net transfers to UTC related to the Separation of $6.3 billion during the nine months ended September 30, 2020 was primarily funded by the net proceeds from issuance of long-term debt of $6.3 billion during the same period.

For additional discussion of borrowings activity, see Note 9 to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations" in our 2020 Annual Report, incorporated by reference in our 2020 Form 10-K, discloses our off-balance sheet arrangements and contractual obligations. As of September 30, 2021, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in the "Note 9, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and nine months ended September 30, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in the section entitled "Market Risk and Risk Management" in our 2020 Annual Report, incorporated by reference in our 2020 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “goals,” and other words of similar meaning in connection with a discussion of future operating or financial performance, the Tender Offer and the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions of Otis following the Separation or in connection with the Tender Offer, including the estimated costs associated with the Separation and the Tender Offer and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•future levels of indebtedness, including as a result of the Tender Offer, capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, including in connection with the financing of the Tender Offer and credit market conditions in the U.S. and other countries in which Otis and its businesses operate and Otis’ capital structure;
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
•the timing of closing, if any, of the Tender Offer and the expected benefits of the Tender Offer and the timing thereof;
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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 2: Basis of Presentation" and "Note 18: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates", "Results of Operations", and "Liquidity and Financial Condition", and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and our Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. Additional important information as to these factors is included in our 2020 Form 10-K in "Item 1. Business", "Item 1A. Risk Factors", "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview", "Critical Accounting Estimates" "Results of Operations" and "Liquidity and Financial Condition" and "Item 8. Financial Statements and Supplementary Data under the headings "Note 1: Business Overview and Separation from United Technologies Corporation" and "Note 21: Contingent Liabilities". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 18, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and Part I, Item 3, "Legal Proceedings," of our 2020 Form 10-K.

Item 1A. Risk Factors

Except as noted below, there have been no material changes in the Company's risk factors from those disclosed in Item 1A. Risk Factors, in our 2020 Form 10-K.

Risks Relating to our Pending Tender Offer of Zardoya Otis

The Tender Offer is subject to the approval of the CNMV and other uncertainties. Zardoya Otis shareholders may not tender their shares or there may be competing offers. The Company may not be able to obtain permanent financing on terms acceptable to the Company or realize certain cost and operational efficiencies and other expected benefits. If the Company is unable to complete the Tender Offer or the permanent financing on the anticipated terms, time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the Company's common stock may decline.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2021	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	158	$88.79	158	$480
August 1 - August 31	2,260	90.58	2,260	$275
September 1 - September 30	—	—	—	$275
Total	2,418	$90.46	2,418

(1)     Average price paid per share includes costs associated with the repurchases.

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of Common Stock. At September 30, 2021, the maximum dollar value of shares that may yet be purchased under this current program was approximately $275 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Exchange Act. As a result of the increased debt anticipated to fund the Tender Offer, we expect to suspend share repurchases through 2022 as we focus on deleveraging.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1
CNMV Guarantees Issuance Agreement, dated 22 September 2021, among Opal Spanish Holdings, S.A.U., Morgan Stanley Bank AG, as CNMV guarantee provider, Morgan Stanley Bank Senior Funding, Inc., as administrative agent, and the other financial institutions from time to time party thereto, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 23, 2021.

10.2
Company Guarantee Agreement, dated September 22, 2021, between Otis Worldwide Corporation and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.2 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 23, 2021.

10.3
Bridge Loan Credit Agreement, dated September 22, 2021, among Opal Spanish Holdings, S.A.U., Otis Worldwide Corporation, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.3 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 23, 2021.

10.4	Suspension of Rights Agreement to the Revolving Credit Agreement.*

10.5	Offer Letter between Otis Worldwide Corporation and Abbe L. Luersman.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and nine months ended September 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	October 26, 2021	by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 26, 2021	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)