Form 10-K
period 2021-12-31
Otis Worldwide Corp
filed 2022-02-04
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

(860) 674-3000
(Registrant's telephone number, including area code)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	OTIS	New York Stock Exchange
0.000% Notes due 2023	OTIS/23	New York Stock Exchange
0.318% Notes due 2026	OTIS/26	New York Stock Exchange
0.934% Notes due 2031	OTIS/31	New York Stock Exchange

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

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2021 was approximately $34,888,309,556 based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 21, 2022, there were 424,962,356 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference portions of the Otis Worldwide Corporation Proxy Statement for the 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement"). The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

OTIS WORLDWIDE CORPORATION
Form 10-K
For the Year Ended December 31, 2021

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

Separation from United Technologies Corporation

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

The Separation was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with UTC and Carrier related to the Separation, including but not limited to a transition services agreement ("TSA"), a tax matters agreement ("TMA"), an employee matter agreement ("EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). For further discussion of these agreements, see Item 1A, "Note 1: Business Overview" in Item 8 and Item 15 in this Form 10-K.

The following description of our business should be read in conjunction with Item 7 in this Form 10-K, including the information contained therein under the heading "Business Overview."

Description of Business by Segment

Our Company is organized into two segments, New Equipment and Service, which, for the year ended December 31, 2021, contributed 45% and 55% of our net sales, and 21% and 79% of our segment operating profit, respectively. Our international operations represented approximately 74% of our net sales for the year ended December 31, 2021.

New Equipment

Through our New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential, commercial and infrastructure projects. In 2021, our New Equipment segment had sales of $6.4 billion and operating profit of $459 million. In 2021, our New Equipment sales in China and the Americas each represented approximately one-third of our new equipment net sales, respectively, while China represented over half of our global New Equipment unit volume.

We have developed a range of elevator and escalator solutions to meet the varying needs and objectives of our diverse customers. Our primary elevator and escalator solutions are described below.

The Gen2 family of elevators has been our principal low-and mid-rise elevator solution. Since its launch in 2000, Otis has sold over one million Gen2 units, making it our best selling elevator platform. In 2021, we introduced the successors to the Gen2 family of elevators: the Gen3 and Gen360 digital elevator platforms. These platforms enhance the space-saving, energy-efficient design of the Gen2 elevator with the connectivity of the Otis ONE IoT (internet of things) digital service platform, while adding additional safety features for the passengers and our colleagues who maintain the elevator. Otis ONE is designed to continuously monitor equipment health and performance in real time to provide proactive, predictive and transparent information to our technicians and customers. The technology expands predictive and remote maintenance capabilities to support improved elevator up-time and service productivity.

The Gen360 elevator also features a new native electronic architecture, with many mechanical components replaced by electronic components that in connection with our service increase reliability, reduce the potential for entrapments and free hoistway space to accommodate larger cabins. The new Otis One IoT solution turns the elevator into a network of sensors for real-time status updates. A foldable, in-ceiling platform allows maintenance operations to be performed safely from within the car rather than on top of it and, depending on local regulations, eliminates the need for a refuge space above the car and the protrusion on the roof for a flat roof design. With 360-degree cameras in the hoistway, Otis service teams can visually confirm, fine-tune, diagnose and solve many issues remotely without stopping the elevator.

For taller, high-rise buildings, our most prominent product is the SkyRise elevator solution. The SkyRise advanced high-rise elevator platform combines cutting-edge technologies and precision engineering to deliver solutions for residential, commercial and mixed use skyscrapers.

Otis offers a range of technologies for improving the passenger experience as well as the safety and efficiency of the building itself. Our proprietary Compass 360 destination management system groups passengers by their desired destination and directs them to an assigned car that minimizes waiting and ride time. The system's algorithms anticipate traffic demand within a building and improves traffic flow. Otis eView in-car display streams live, customizable infotainment to passengers and connects them to OTISLINE during an emergency. The Otis eCall Plus smartphone app enables passengers to summon their elevator remotely for a touchless experience. We have also rolled out new voice and gesturing technologies for summoning elevators to customers in China and North America, with other geographies to follow. And the new Otis Cab Air Purifier significantly reduces airborne bacteria and viruses, another innovation designed to address customer needs and passenger preferences as the result of the COVID-19 pandemic.

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

Our New Equipment customers include real-estate and building developers and general contractors who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We also sell New Equipment to government agencies, particularly, to support infrastructure projects, such as airports, railways or metros. We generally sell directly to our customers through our New Equipment sales personnel. Due to the large and widespread nature of the customer base in China and certain other geographies, our direct sales force is augmented by agents and distributors. We also rely on agents and distributors to sell our new equipment in certain other countries and territories. Given the breadth of our customer base and the large number of customers to whom we deliver new equipment on an annual basis, we are not dependent on any single customer and do not have any contracts material to Otis as a whole with any single customer. Our network of agents and distributors is broad and geographically dispersed, and we do not rely on or have any contracts material to Otis as a whole with any single agent or distributor.

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

Service

Through our Service segment, we perform maintenance and repair services, as well as modernization services to upgrade elevators and escalators. We have a maintenance portfolio of over 2.1 million units globally, which includes Otis equipment manufactured and sold by us, as well as equipment from other original equipment manufacturers. Through our network of service sales personnel, we sell our services directly to customers in all significant elevator and escalator end-segments around the world. In 2021, our Service segment had net sales of $7.9 billion and operating profit of $1.8 billion.

Service customers typically comprise building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed. Customers securing services for elevators are frequently different from those who initially make purchasing decisions with respect to New Equipment solutions. With over 2.1 million maintenance units under contract globally, we have a wide range of customers in our Service segment and do not have any single service contract material to Otis as a whole. Contract duration depends on a number of factors, including customer needs, regulatory requirements and industry/geography dynamics. We work closely with our customers to renew these contracts as appropriate. Certain types of customers, such as those owning or operating large properties or portfolios of properties, tend to execute long-term maintenance agreements.

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

We provide our Service offerings to our customers through a global network of approximately 34,000 Service mechanics operating out of over 1,400 branches and offices typically located in close proximity to concentrations of customers. Our mechanics are critical to our ability to deliver a high level of service to our customers. Our OTISLINE operations provide personalized customer support 24/7. They receive customer service requests and assign and dispatch field technicians, as necessary, to respond to service requests. Our network of service parts centers, repair centers, and obsolescence management capabilities are key enablers to supporting customers by keeping their elevators and escalators in good working condition.

Digital Technology initiatives

Otis has been using technology to monitor elevator performance remotely for decades, culminating in our latest Otis ONE technology discussed under "New Equipment" above. We also offer multimedia subscription options with additional voice, data and video digital services to customers leveraging our IoT technologies. By the end of 2021, approximately 35% of our global portfolio is connected. In 2022, we expect to continue to innovate and expand our digital ecosystem and suite of digital solutions for both our existing service portfolio customers and for new equipment shipments from our factories.

Research and Development & Intellectual Property

Innovation is a fundamental characteristic of our history and is central to our strategy. For the year ended December 31, 2021, research and development ("R&D") expense was $159 million and 1.1% as a percentage of net sales. In addition to research and development expense, we made investments in digital and strategic initiatives of approximately $59 million, which in combination with research and development expense was 1.5% as a percentage of net sales. We coordinate our R&D efforts globally through an operating model that sets global and local priorities based on customer and segment needs. We have 11 R&D centers and 18 factories around the world, including major locations in China, India, France, Spain and the United States. The R&D centers are strategically located close to concentrations of customers and factories to enable efficient development of engineering solutions that can serve as global model products and adapt quickly and efficiently to local customer needs and local demographic and construction trends. We have approximately 1,300 engineers globally, with increasing focus on digital initiatives, software, design of the user interface and the user experience.

We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to the Otis business to protect our R&D investments in products and services. We currently own approximately 3,700 globally issued patents, and we have approximately 2,700 patent applications pending globally, of which approximately 2,600 applications were filed in the last three years. Our patents are primarily filed in Europe, the United States and Asia. We believe that our patents and trade secrets create a competitive advantage and that we have taken reasonable measures to build a portfolio of valid and enforceable intellectual property rights. However, these intellectual property rights might be challenged and could be found invalid or unenforceable. Loss of strategic patents and trade secrets could significantly affect our competitiveness. See Item 1A in this Form 10-K for further discussion of intellectual property matters.

Joint Ventures and Non-Wholly Owned Subsidiaries

Our international strategic relationships, joint ventures and non-wholly owned subsidiaries are an important part of our business as they support our access to international markets and customers. Results of these entities are consolidated with our financial and operational results. In addition to China and Spain, as discussed below, we also operate through joint ventures and non-wholly owned subsidiaries in other countries, including Italy, Russia, Malaysia, and certain countries in the Middle East.

China

We operate in China through two principal joint ventures: Otis Elevator (China) Investment Company Limited (“Otis China”) and Otis Electric Elevator Company Limited (“Otis Electric”). Otis China is a joint venture established in 1998 for the purpose of manufacturing, installing and servicing elevators, escalators and related equipment. We are a majority owner of Otis China, and Tianjin Tai Kang Investment Co. Ltd. (“Tianjin Tai Kang”) is our joint venture partner. Otis Electric, a subsidiary of Otis China, is a joint venture established in 1997 for the purpose of manufacturing, installing and servicing elevators, escalators and related equipment. Otis China owns a controlling equity stake in Otis Electric. Otis China’s partner in Otis Electric is Xizi Elevator Group Co.

Zardoya Otis

We conduct our operations based in Spain through Zardoya Otis S.A. (“Zardoya Otis”), which manufactures, installs and services elevators and elevator equipment in Spain, and exports elevator equipment it manufactures for installation by certain of our subsidiaries outside of Spain. Zardoya Otis’ shares are listed on Spanish stock exchanges, and the company is subject to the supervision of the Spanish Securities Exchange Commission (Comisión Nacional del Mercado de Valores (the "CNMV")). We own a majority equity stake in Zardoya Otis, with Euro Syns S.A. owning a minority position and the remaining shares being held by public shareholders.

In September 2021, the Company announced a tender offer to acquire all of the issued and outstanding shares of Zardoya Otis not owned by Otis. See Item 1A and "Note 1: Business Overview" in Item 8 in this Form 10-K for further details regarding this pending transaction, including risks associated therewith.

Competition

We operate in a global and highly competitive industry. Due to the global and localized nature of the industry, there are numerous participants of varying size that operate in our industry. According to industry estimates, there are hundreds of participants that offer New Equipment solutions and several thousand participants that offer maintenance and service solutions. In both the New Equipment and Service segments, major competitors globally include KONE Oyj, Schindler Group and TK Elevator, while there are a number of additional competitors in the Asia Pacific region. Competitive dynamics vary significantly by segment and geography. In the Service segment, independent service providers and other small operators are significant competitors in most of our local geographies. These independent service providers have an aggregate portfolio of about 50% of service units, but account for a smaller percentage of the service business when measured by value because of the types of units and level of maintenance covered by these providers.

There are several factors that determine competitiveness in the industry, including local codes and compliance requirements, customer preferences, price, reputation, delivery and execution, product quality, equipment performance, reliability and long-term service and product support. Our success in both our New Equipment and Service segments depends upon our ability to develop and market our products, services and solutions, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. We believe our global presence, local relationships and proven track record in executing complex elevator and escalator solutions contribute to our iconic brand, reputation and competitive position in the industry. We believe our business strategies sustain New Equipment growth, accelerate Service portfolio growth, advance the digitalization of Otis, focus and empower the organization, support our ability to successfully compete across the New Equipment and Service segments, and will help deliver sustainable earnings growth.

Compliance with Government Regulations

We conduct our business through subsidiaries and affiliates worldwide. Any changes in legislation or government policies impacting our industry, including with respect to employee safety, labor-related regulations, industrial equipment, licensing requirements, foreign ownership limitations and building and elevator safety codes, can affect our operations. We closely monitor local legislation and government policies in the locations in which we operate.

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

For further discussion of risks related to environmental matters and other government regulations, see in this Form 10-K Item 1A, Item 7 and "Note 2: Summary of Significant Accounting Policies" and "Note 22: Contingent Liabilities" in Item 8 in this Form 10-K.

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

Components and systems necessary to effectively complete our New Equipment projects, as well as to satisfy our maintenance and repair obligations, are often available from two or more sources within the industry. While we believe no single supplier is material to our business, some components or applications require particular specifications or qualifications. In those cases, there may be a single supplier or a limited number of suppliers that can readily provide such components, which have in the past, and could in the future, result in supply constraints or cost pressures due to an issue with such a supplier, including financial or operational difficulties or a contract dispute. Additionally, the slowdown of economic activity due to COVID-19 and subsequent ongoing recovery in certain regions, as well as the impact of COVID-19 more broadly on employment and the economy, have created long lead times and product shortages for certain components and supplier. We implemented mitigation actions to address potential disruption in and other risks relating to our supply chain, including the use of safety stock and alternative materials, as well as risk assessments, qualification of multiple supply sources and use of long term supplier agreements.

Although at times high prices for some raw materials important to our business have caused margin and cost pressures for our business, including in connection with the impact of COVID-19-and the ongoing recovery, we do not expect near-term unavailability or pricing of materials, components or supplies that would have a material adverse effect on our business. We seek to manage commodity price risk through locking and hedging strategies, as well as passing the increases onto our customers through pricing. See Item 1A in this Form 10-K for risks associated with raw material and supply chain, as well as COVID-19.

Environmental, Social and Governance ("ESG")

Otis is committed to working for the global good of our passengers, customers, colleagues and society. In order to align our ESG initiatives with our broader strategy, we completed a materiality assessment in 2020 to determine our most critical ESG areas for management, goal-setting and reporting. This allows us to focus on the topics most important to our business. We also became a signatory to the U.N. Global Compact in March 2021. Our ESG goals and alignment to U.N. Sustainable Development Goals are categorized into four areas: Health & Safety, Environmental & Impact, People & Communities and Governance & Accountability.

We have published our ESG goals, which can be found in the Investor section of our corporate website. Additionally, we expect to publish an ESG report on our ESG activities, metrics and progress towards our goals starting in 2022. In 2022, our progress towards reducing Scope 1 and Scope 2 greenhouse gases will be a factor in determining payouts under our executive short-term incentive plan. Our ESG goals and ESG report are not incorporated by reference into this Form 10-K and will be available in the Investors section of our website (http://www.otis.com) under the heading "ESG". Also, see "Human Capital" below for additional information regarding certain ESG initiatives related to our colleagues, including health & safety, employee engagement and diversity, equity and inclusion.

There have been no, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change, from the known physical effects of climate change or as a result of implementing our ESG initiatives. Increased regulation and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results.

Human Capital

As of December 31, 2021, our global workforce consists of approximately 70,000 colleagues, with 42% in Asia, 35% in Europe, the Middle East and Africa (“EMEA”) and 22% in the Americas.

Approximately 63% of our workforce in the U.S. is covered by collective bargaining agreements. Outside of the U.S., our colleagues are represented by workers' councils or statutory labor unions as may be customary or required in those jurisdictions. While we strive to maintain good relationships with our employee representative bodies, our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force. The collective bargaining agreement for most of our bargaining unit colleagues in the U.S. was renewed without disruption in July 2017 and is set to expire in July 2022. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, we do not anticipate that the renegotiation of this contract will have a material adverse effect on our competitive position, cash flows, financial condition or results of operations. For a discussion of employment-related matters, see Item 1A in this Form 10-K.

Compensation

Our colleagues are vital to our success, and we offer pay and benefits designed to attract, retain and motivate our colleagues and align their compensation with both individual and our overall performance. While our programs vary by location and based on the roles of our colleagues, they include competitive base pay, short-term incentive bonuses, long-term incentive pay in the form of stock awards, retirement plans, health care and insurance benefits, paid time off, tuition assistance through our Employee Scholar program, family leave, dependent care and employee assistance programs.

Safety and Health

Safety is one of the Otis Absolutes. For that reason, safety measures and indicators are regularly monitored by management and reported to our Board of Directors. To promote safety, we have a health and safety management system and regularly measure the effectiveness of our health and safety programs. We empower all of our colleagues and subcontractors with stop work authority if they perceive an unsafe condition or a behavior that may cause injury. We also seek to promote a culture where stop work authority can be freely exercised without the fear of retribution or retaliation, and a learning culture to enhance the quality and delivery of safety and technical training.

For our colleagues to be effective, they need to be healthy. Starting in 2020, with the added stress of the COVID-19 pandemic, we increased our efforts to improve our colleagues’ mental health by expanding employee assistance plan benefits and by bringing increased attention to the importance of mental health. We believe this is an important initiative to continue and we are striving to provide employee assistance plan benefits to all of our colleagues by the end of 2022. During 2020 and 2021, we covered the cost of COVID-19 testing and treatment for our U.S. based colleagues and their covered family members under our welfare plans. We have, where possible, also offered remote work flexibility for our colleagues.

Training and Development

We strive to emphasize development and training, as we believe that individual and corporate success is driven by lifelong learning and by empowering our colleagues. As a result, we provide a range of development and mentoring opportunities that vary based on a colleague's career stage and function. One of our flagship programs is “Otis University,” a global program that builds leadership and functional capabilities in sales, field, engineering, operations, and major projects. We are very proud of our “Employee Scholar Program,” which is a comprehensive, company-sponsored education program that allows colleagues to expand their skills through degree or certification programs. Since the program's inception in 1997, Otis, as a business unit of UTC and following the Separation, has supported Otis colleagues in receiving more than 5,500 degrees across 60 countries through an investment of over $95 million in the Employee Scholar Program.

Ensuring that we have access to trained technicians is very important to our business. Our mechanics receive extensive training to service and install equipment safely. This training, which is provided by Otis and our unions, consists of live, virtual, and on-the-job modules with experienced mechanics. To help us attract talent and provide us with a pipeline of trained mechanics in China, we have partnered with five technology schools in the country to offer the Otis Technology Academy. The students in the technology schools are provided with technical training, certifications, hands-on access to our equipment and an Otis apprenticeship period. We are also increasing the number of women in our mechanic population across the world in order to enhance diversity and to obtain access to a larger talent pool.

Commitment to Change

We aim to be an equal-opportunity employer of choice for people of broad perspectives and experiences, cultures, genders, races, and generations. We want to be a business whose workforce mirrors the diversity of our customers and the communities where we live and work and a place where every voice feels safe, welcomed and heard. To help us achieve these objectives, we:

•Conducted an independent review of our Company to uncover and eliminate biases affecting any colleagues in our hiring, compensation, professional development and other business practices;

•Accelerated anti-racism, unconscious bias and inclusion learning for colleagues at all levels of the organization and throughout their Otis careers;

•Created a diversity, equity & inclusion ("DE&I") advisory group at the enterprise level and regional DE&I councils to ensure transparency and to hold us accountable for achieving measurable progress towards a diverse, inclusive culture;

•Amplified our ongoing commitment to STEM and vocational education, by joining with community and business partners to invest in and build a diverse talent pipeline;

•Made social justice and racial equality an integral part of our community giving, volunteerism and external reporting programs; and

•Promoted and expanded mental health and well-being benefits, policies and practices to support our colleagues.

In addition, we believe that it is important for us to significantly increase the number of women we have in executive roles. In 2020, we joined the Paradigm for Parity coalition, pledging our commitment to establish gender parity across our executive leadership by 2030. In 2022, our progress against attaining gender parity across our executive leadership will be a factor in determining payouts under our executive short-term incentive plan.

Engagement

We believe that engaged colleagues deliver better service to our customers. We measure engagement by conducting colleague surveys two to three times a year. The results, which are reported to our Board of Directors and management, help us assess how our colleagues feel about working for us. We use the survey results to develop action plans to address areas of concern. The engagement surveys, which anonymizes the data, cover topics such as safety, ethics, belonging, quality, company prospects, inclusion, empowerment, accountability and managerial effectiveness.

Available Information

This Form 10-K and our quarterly reports on Form-10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.otis.com) under the heading "Financial Information" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains a website (http://www.sec.gov) containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance, the Tender Offer and the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions of Otis following the Separation or in connection with the Tender Offer, including the estimated costs associated with the Separation and the Tender Offer, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Otis and its businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, pandemic health issues (including COVID-19 and variants thereof and the ongoing economic recovery therefrom and their effects on, among other things, global supply, demand and distribution), natural disasters and the financial condition of Otis’ customers and suppliers;
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;
•future levels of indebtedness, capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, credit market conditions and Otis’ capital structure;
•the timing and scope of future repurchases of Otis’ common stock ("Common Stock"), which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
•fluctuations in prices and delays and disruption in delivery of materials and services from suppliers, whether as a result of COVID-19 or otherwise;
•cost reduction or containment actions, restructuring costs and related savings and other consequences thereof;
•new business and investment opportunities;
•the outcome of legal proceedings, investigations and other contingencies;
•pension plan assumptions and future contributions;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in political conditions in the U.S. and other countries in which Otis and its businesses operate on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
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
•the timing of closing, if any, of the Tender Offer and the ability to achieve the expected benefits of the Tender Offer and the timing thereof;
•the ability to achieve the expected benefits of the Separation;
•the determination by the Internal Revenue Service and other tax authorities that the distribution or certain related transactions should be treated as taxable transactions; and
•the amount of our obligations and nature of our contractual restrictions pursuant to, and disputes that have or may hereafter arise under the agreements we entered into with RTX and Carrier in connection with the Separation.

These and other factors are more fully discussed in the “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Form 10-K and may cause actual results to differ materially from those expressed or implied in the forward-looking statements. The forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

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

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including global credit market conditions, levels of consumer and business confidence, commodity prices, raw material and energy costs, supply chain issues, foreign currency exchange rates, interest rates, labor costs, levels of government spending and deficits, trade policies, tariffs and trade barriers, political conditions, regulatory changes, fluctuations in residential and commercial construction activity, pandemic health issues (see discussion of COVID-19 below), natural disasters, actual or anticipated default on sovereign debt and other challenges that could affect the global economy. These economic and political conditions affect businesses such as ours in a number of ways. In particular, a slowdown in building and remodeling activity or decreased public spending on infrastructure projects could adversely affect our financial performance.

Our business may be further impacted by the COVID-19 pandemic.

COVID-19, including variants of the original virus, has continued to spread throughout the world, resulting in prolonged travel restrictions and shutdowns, occupancy limits or other restrictions of non-essential businesses, including construction and hospitality venues, impacting to various extents our factory operations, new equipment installations and access to units under maintenance. The ultimate impact of the COVID-19 pandemic on our business is uncertain at this time and will depend on future developments, including the availability, efficacy and distribution of various vaccines and treatments for COVID-19, but further prolonged restrictions or the rollback of reopening measures due to higher infection rates may further disrupt our operations and the operations of our suppliers, distributors and customers. COVID-19 has adversely affected and could further affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders for our products and services and/or payment delays or defaults. Similarly, COVID-19 and the ongoing economic recovery from the virus have adversely affected and may further affect our supply base and increase the potential for one or more of our suppliers to experience production constraints, distribution challenges, financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at anticipated cost. Additionally, governments, including in the U.S., have enacted, or may enact, vaccine mandates. While the U.S. Supreme Court has recently blocked enforcement of one mandate, other mandates remain in effect, and uncertainty remains around whether additional mandates may be adopted in the future. Such mandates could result in labor disruptions, employee attrition, difficulty securing future labor needs and loss of government contracts. Furthermore, it is unclear what longer term effects the virus will have on the global economy, including the commercial building industry. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our international operations subject us to risk as our results of operations may be adversely affected by changes in local and regional economic conditions, such as fluctuations in exchange rates, risks associated with government policies on international trade and investments, and risks associated with China and other emerging markets.

We conduct our business on a global basis, with approximately 74% of our 2021 net sales derived from international operations. Changes in local and regional economic conditions, including credit conditions and fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations, where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay for the materials used in our products. Though we engage in hedging strategies to manage foreign currency exposures in connection with certain cross-border transactions, our operating margins may be negatively impacted by currency fluctuations that result in higher costs or lower revenues for certain cross-border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, employment regulations and the repatriation of earnings. Government policies on international trade and investments such as import quotas, capital controls, punitive taxes or tariffs or similar trade barriers, whether imposed by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or services, or encumber our ability to manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements with the U.S. or countries where we sell large quantities of products and services, procure materials incorporated into our products, manufacture products or recruit and employ employees, including trade relations between the U.S. and China (as discussed below), could have a material adverse effect on our business, results of operations and financial condition, including our ability to recruit and retain employees or deploy certain employees to the geographies where their skills are best utilized. Our international sales and operations are also sensitive to changes in foreign nations’ priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries.

China is currently the largest end market for sales of new equipment in our industry, with our New Equipment sales in China representing approximately 35% of our global New Equipment net sales and over half of our global New Equipment unit volume. Changes to market and economic conditions in China, including credit conditions for our customers, or an escalation of trade conflicts between the U.S. and China, may impact our ability to continue New Equipment net sales in China at rates consistent with prior years. Furthermore, as is the case in many countries where we operate, the legal and regulatory regime in China is evolving, and accordingly, we could, in the future, be required to comply with significant requirements unique to China in order to maintain access to Chinese markets.

We expect that sales to emerging markets will continue to account for a significant portion of our sales as those and other developing nations and regions around the world increase their demand for our products and services. A slowdown in urbanization in emerging countries, such as China or India, could adversely affect our financial performance. In addition, as part of our global business model, we operate in certain countries, including Argentina, Brazil, China, India, Indonesia, Malaysia, Mexico, Poland, Russia, South Africa, Ukraine, Turkey and certain countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. Our emerging market operations can present many risks, including differences in culturally accepted practices (such as employment and business practices), compliance risks, economic and government instability, currency fluctuations, and the imposition of foreign exchange and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We use a variety of raw materials, supplier-provided parts, components, sub-systems and third-party manufacturing services in our business, and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers (including third-party manufacturers) and commodity markets to secure the raw materials and components used in our products exposes us to volatility in the prices and availability of these materials. Issues with suppliers, (such as a disruption in deliveries, capacity constraints, production disruptions, quality issues and supplier closings or bankruptcies, including in connection with the impact of COVID-19 and the ongoing economic recovery), price increases or decreased availability of raw materials or commodities could have a material adverse effect on our ability to meet our commitments to customers, could damage our reputation or could increase our operating costs, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Adverse changes in our relationships with, or the financial condition, performance or purchasing patterns of, key distributors and agents could adversely affect us.

Certain of our businesses sell a significant amount of their products to distributors and agents, particularly in China, that have valuable relationships with customers. Some of these distributors and agents also sell our competitors’ products, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, or compliance practices, could adversely affect our reputation, competitive position, results of operations, cash flows or financial condition.

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

Our contracts are typically awarded on a competitive basis. Our quotations and bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a new equipment order, or the extent of required maintenance pursuant to a service contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages if we do not perform in accordance with the contract. As a result of these and other factors, we may not be able to provide products and services at competitive prices while maintaining anticipated levels of profitability, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our debt levels and related debt service obligations could have negative consequences; we may need additional debt or equity financing in the future to meet our capital needs, and such financing may not be available on favorable terms, if at all, due to changes in global capital markets, our financial performance or outlook or our credit ratings and may be dilutive to existing shareholders.

As of December 31, 2021, we had $7.2 billion outstanding long-term debt. Our debt level and related debt service obligations could have negative consequences, including, among others:
•requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce funds we have available for other purposes, such as acquisitions and reinvestment in our businesses; and
•reducing our flexibility in planning for or reacting to changes in our business and market conditions.

We may need additional financing for general corporate purposes. For example, we may need funds to increase our investment in research and development activities, to refinance or repay existing debt, or to make a strategic acquisition. We may be unable to obtain additional financing on terms favorable to us, if at all. Volatility in the world financial markets, including as a result of inflation concerns from the ongoing recovery from the COVID-19 pandemic, could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or services, or in the solvency of our customers, suppliers or distributors or other significantly unfavorable changes in economic conditions.

Otis has an investment grade credit rating from each of Moody’s Investor Services, Inc. and Standard & Poor’s. There can be no assurance that we will be able to maintain our credit ratings, and any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or similar announcement, could increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper, require the posting of additional collateral under our derivative contracts, or otherwise have a negative impact on our liquidity, capital position and access to the capital markets.

If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants or rating agencies may downgrade our credit rating.

Quarterly cash dividends and share repurchases may be discontinued, accelerated or modified, are subject to a number of uncertainties and may affect the price of Common Stock.

Quarterly cash dividends are a component of our capital allocation strategy, which we fund with operating free cash flow, borrowings and divestitures. We also have authority to repurchase our shares under a share repurchase program, which we have suspended in connection with the Tender Offer. In general, dividends and share repurchases, if commenced, may be discontinued, accelerated, suspended or delayed at any time without prior notice. Furthermore, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the market price of Common Stock, the nature and timing of other investment and acquisition opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. The reduction or elimination of our cash dividend or share repurchase program could adversely affect the market price of Common Stock. Although our share repurchase program is intended to enhance long-term shareholder value, changes in laws or regulations related thereto or short-term stock price fluctuations could reduce the program's effectiveness.

See Item 5 in this Form 10-K for more information regarding our share repurchase program.

We engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of businesses from, our current operations; therefore, we may not realize the anticipated benefits of these acquisitions and divestitures.

We seek to grow through strategic acquisitions in addition to internal growth. Our due diligence reviews in connection with our acquisitions may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as anti-corruption, antitrust, anti-collusion, environmental or income tax laws. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, as well as expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may incur unexpected costs associated with labor law, tax or pension matters or to bring acquired assets up to our operating standards. We may encounter difficulties in integrating acquired businesses with our operations, applying our internal controls to these acquired businesses or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

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

The Tender Offer of Zardoya Otis may not be completed at the price per share anticipated or result in the financial benefit in the time frame expected.

The Tender Offer is subject to approval by the CNMV and other uncertainties. Zardoya Otis shareholders may not tender their shares or there may be competing offers. The Company may not be able to complete the Tender Offer at the anticipated price or, if it does complete the Tender Offer, to realize certain cost and other expected benefits. If the Company is unable to complete the Tender Offer on the anticipated terms, time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the Company's Common Stock may decline.

We are party to joint ventures and other strategic alliances, which may not be successful and may expose us to special risks and restrictions.

Our business operations depend on various strategic alliances and joint ventures. In certain regions, we operate our business through joint venture relationships or non-wholly owned subsidiaries, including: Otis Electric Elevator Company Limited and Otis Elevator (China) Investment Limited in China; and Zardoya Otis in Spain. (See the Risk Factor above regarding the Tender Offer). A significant downturn or deterioration in the business or financial condition of a joint venture partner could affect our results of operations in a particular period. Our joint ventures may experience labor strikes, diminished liquidity or credit unavailability, weak demand for products, delays in the launch of new products or other difficulties in their businesses. Changes in local government laws, regulations and policies, including those related to investments and limitations on foreign ownership of businesses, could adversely impact our ability to participate in and operate our joint ventures, or could result in changes to the ownership structure or allocation of rights in our joint ventures. If we are not successful in maintaining our joint ventures and other strategic partnerships, our financial condition, results of operations and cash flows may be adversely affected.

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

We are subject to a variety of litigation, legal and compliance risks. These risks relate to, among other things, product safety, personal injuries, intellectual property rights, contract-related claims, taxes, environmental matters, competition laws and laws governing improper business practices. We could be charged with wrongdoing in connection with such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments and other damages (in certain cases, treble damages).

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

In addition, we are subject to the U.S. Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under certain anti-corruption laws, companies also may be held liable for the actions of partners or representatives. Certain of our customer relationships are with governmental entities and are, therefore, subject to the FCPA and other anti-corruption laws. Despite meaningful measures that we undertake to seek to ensure lawful conduct, which include training and internal controls, we may not always be able to prevent our employees, partners, joint ventures, agents or distributors from violating the FCPA or other anti-corruption laws. As a result, we could be subject to criminal and civil penalties, disgorgement, changes or enhancements to our compliance measures that could increase our costs, decrease our access to certain sales channels, personnel changes or other remedial actions. Prior to the Separation, UTC, including Otis, was subject to a formal investigation by the SEC related to alleged violations of anti-corruption laws, which resulted in a Settlement Order in which our former parent UTC paid a civil penalty related to certain activities in our business in Russia, China and Kuwait, as well as activities in another UTC business.

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

For a description of current material legal proceedings, see "Note 22: Contingent Liabilities" in Item 8 of this Form 10-K.

Our defined benefit pension plans are subject to financial market risk that could adversely affect our results.

The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See "Note 13: Employee Benefit Plans" in Item 8 of this Form 10-K for further discussion on pension plans and related obligations and contingencies.

Information security, data privacy and identity protection may require significant resources and present certain risks to our business, reputation and financial condition.

We collect, store, have access to and otherwise process certain confidential or sensitive data that may be subject to data privacy and cybersecurity laws, regulations or customer-imposed controls, including proprietary business information, personal data and other information. We also develop products that may in certain cases collect, store, have access to, and otherwise process certain personally identifiable or confidential data of our customers who purchase and use such products either separately or as a part of another product or system or by way of access to our websites or social media accounts. Although we seek to protect such data and design our products to enable our customers to use them while complying with applicable data privacy and cybersecurity laws and/or customer-imposed controls and have experienced cyber-attacks in the past, both our internal systems and products may be vulnerable to hacking or further cyber-attacks, material security breaches, theft, programming errors or employee errors, which could lead to the compromise of such data, unauthorized access, use, disclosure, modification or destruction of information, improper use of our systems, software solutions or networks, defective products, production downtimes and/or operational disruptions in violation of applicable law and/or contractual obligations. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, distributors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the compromise of software, security and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to select products and services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales. In addition, because of the global nature of our business, both our internal systems and products must comply with the applicable laws, regulations and standards in a number of jurisdictions, which continue to evolve, and in certain cases, include provisions that are unclear. Government enforcement actions, including due to geopolitical concerns, and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any of the foregoing factors could result in reputational damage or civil or governmental proceedings, which could result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our business and financial performance depend on continued substantial investment in information technology infrastructure, which may not yield anticipated benefits, and may be adversely affected by cyber-attacks on information technology infrastructure and products and other business disruptions.

The efficient operation of our business will require continued substantial investment in technology infrastructure systems, including partial shifting from virtual private networks to cloud-based networks, and we must attract and retain qualified people to operate these systems, expand and improve them, integrate new systems effectively and efficiently convert to new systems when required. An inability to fund, acquire and implement these systems might impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which could put us at a competitive disadvantage and negatively impact our financial results. Repeated or prolonged interruptions of service due to problems with our systems or third-party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Furthermore, we are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. Failure to design, develop and implement new technology infrastructure systems in an effective and timely manner, or to adequately invest in and maintain these systems, could result in the diversion of management’s attention and resources and could materially adversely affect our operating results, competitive position and ability to efficiently manage our business. Our existing information systems may become obsolete, requiring us to transition our systems to a new platform. Such a transition would be time consuming, costly and damaging to our competitive position, and could require additional management resources. Failure to implement and deploy new systems or replacement systems on the schedules anticipated, could materially adversely affect our operating results.

In addition, our business may be impacted by disruptions to our own or third-party information technology (“IT”) infrastructure, which could result from (among other causes) cyber-attacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include attacks on our IT infrastructure, as well as attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are installed into third-party products, facilities or infrastructure. Such attacks could disrupt our business operations, our systems or those of third parties, and could impact the ability of our products to work as intended. We have experienced cyber-based attacks, and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result of a cyber-attack, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations or ability to provide products and services to our customers; destruction or corruption of data; security breaches; manipulation or improper use of our or third-party systems, networks or products; financial losses from remedial actions, loss of business, potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

We are subject to income taxes in the United States and various international jurisdictions. Changes to tax laws and regulations, as well as changes and conflicts in related interpretations or other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. In addition, governmental authorities in various jurisdictions could launch new examinations and expand existing examinations. The global and diverse nature of our operations means that these risks will continue and additional examinations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of examinations, proceedings and contingencies that cannot be predicted with certainty.

See “Business Overview” and “Results of Operations - Income Taxes” in Item 7 and "Note 2: Significant Accounting Policies" and "Note 16: Income Taxes" in Item 8 in this Form 10-K, for further discussion on income taxes and related contingencies.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

Otis’ amended and restated bylaws provide that unless Otis’ Board of Directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Otis, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of Otis to Otis or its shareholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against Otis or any current or former director or officer or other employee of Otis arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving Otis governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

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

The historical information in this Form 10-K for the periods prior to the Separation is derived from the combined financial statements and accounting records of our former parent UTC and is based on a number of estimates and assumptions. Accordingly, such historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we will achieve as a separate, publicly traded company. Prior to the Separation, our business had been operated by UTC as part of its broader corporate organization, rather than as an independent company. As part of our former parent UTC, we were able to enjoy certain benefits from UTC’s operating diversity, purchasing power and opportunities to pursue integrated strategies with UTC’s other businesses. Additionally, UTC or one of its affiliates performed or helped perform various corporate functions for us, such as accounting, auditing, tax, legal, human resources, investor relations, risk management, treasury and other general and administrative functions. Our historical and pro forma financial results reflect allocations of corporate expenses from UTC for such functions, which are likely to be less than the expenses we will incur as a separate publicly traded company. In addition, the diversification of our sales, costs, and cash flows have diminished as a stand-alone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, and service debt may be diminished and we are no longer able to use cash flow from UTC's other businesses as part of its centralized cash management systems to fund our investments and operations. Accordingly, for these reasons, as well as the additional Risks Related to the Separation noted below, we may not achieve the expected benefits of the Separation.

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

In connection the Separation, our former parent UTC received a ruling from the IRS regarding certain U.S. federal income tax matters relating to the Separation and an opinion of outside counsel regarding the qualification of certain elements of the Separation under Section 355 of the Code. The IRS ruling and the opinion of counsel were based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of UTC (and RTX), Otis and Carrier, including those relating to the past and future conduct of UTC (and RTX), Otis and Carrier. Notwithstanding receipt of the IRS ruling and the opinion of counsel, the IRS could determine that the Separation and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS ruling or the opinion of counsel was based were inaccurate or have not been complied with. In addition, the IRS ruling does not address all of the issues that are relevant to determining whether the Separation, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion of counsel represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt by UTC of the IRS ruling and the opinion of counsel, there can be no assurance that the IRS will not assert that the Separation and/or certain related transactions did not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge.

If the distribution of Common Stock pursuant to the Separation were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, RTX would recognize a taxable gain as if it had sold the Common Stock in a taxable sale for its fair market value, and RTX shareholders who received Common Stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the distribution of Common Stock pursuant to the Separation were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, it may result in taxable gain to RTX (but not its shareholders) under Section 355(e) of the Code if the Separation were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in RTX or Otis. For this purpose, any acquisitions of RTX or Otis shares within the period beginning two years before the distribution of Common Stock pursuant to the Separation and ending two years after such distribution are presumed to be part of such a plan, although RTX or Otis may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable Treasury Regulations).

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

In connection with the Separation, our former parent UTC undertook several corporate reorganization transactions involving its subsidiaries, which, including the Separation of Otis, may be subject to various fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation, any entity involved in these reorganization transactions or the separation: (1) was insolvent, was rendered insolvent by reason of the separation, or had remaining assets constituting unreasonably small capital, and (2) received less than fair consideration in connection with the reorganization; or intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the Separation, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareholders to return to RTX some or all of the shares of the Common Stock issued in the distribution, or require RTX or Otis, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency would vary depending upon the jurisdiction and the applicable law. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities (including the probable amount of contingent liabilities), or if it incurred debt beyond its ability to repay the debt as it matures. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Otis or any of its subsidiaries were solvent at the time of or after giving effect to the distribution.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a direct physical presence in approximately 80 countries with an overall property portfolio comprising approximately 15 million square feet of space as of December 31, 2021, compared to approximately 16 million square feet of space as of December 31, 2020. We have approximately 2,300 facilities, of which approximately 50%, 37% and 13% of which are located in EMEA, Asia and the Americas, respectively. We operate over 1,400 branches and offices, 11 R&D centers and 18 manufacturing facilities globally. Our principal manufacturing facilities are located across Brazil, China, Czech Republic, France, India, Korea, Russia, Spain, and the United States, of which 10 are owned. Our principal R&D centers are located in China, the United States, India, France, Germany, Japan and Spain. Our branches and R&D centers typically support both our New Equipment and Service segments.

Our fixed assets as of December 31, 2021 include manufacturing facilities and non-manufacturing facilities, such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2021 are substantially in good operating condition.

Item 3. Legal Proceedings

For a discussion regarding material legal proceedings, see "Note 22, Contingent Liabilities" to the Consolidated Financial Statements within Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol "OTIS". There were approximately 22,100 registered shareholders at January 21, 2022. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 in this Form 10-K.

Stock Performance Graph

The following table and graph illustrate the total return from April 3, 2020 (date of Separation) through December 31, 2021, for (1) our Common Stock, (2) the Standard and Poor's ("S&P") 500 Index, and (3) the S&P 500 Industrial Sector Index. The graph and table assume that $100.00 was invested on April 3, 2020 in each of our Common Stock, the S&P 500 Index and the S&P 500 Industrial Select Sector Index, and that any dividends were reinvested. The comparison reflected in the graph and the table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return - Table

	April 3, 2020	June 30, 2020	December 31, 2020	June 30, 2021	December 31, 2021
Otis	$100	$121	$144	$176	$188
S&P 500 Index	100	125	153	176	197
S&P 500 Industrial Sector Index	100	122	158	186	193

Comparison of Cumulative Total Return - Graph

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2021	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 - October 31	—	$—	—	$275
November 1 - November 30	—	—	—	$275
December 1 - December 31	—	—	—	$275
Total	—	$—	—

(1)     Average price paid per share includes costs associated with the repurchases.

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of Common Stock. As of December 31, 2021, the maximum dollar value of shares that may yet be purchased under this current program was approximately $275 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Exchange Act. As a result of the increased debt incurred to fund the Tender Offer, we have temporarily suspended our share repurchases as we focus on deleveraging.

Item 6. [Reserved]

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

We function under a centralized operating model whereby we pursue a global strategy set around New Equipment and Service, in large measure, because we seek to grow our maintenance portfolio, in part, through the conversion of new elevator and escalator installations into service contracts. Accordingly, we benefit from an integrated global strategy, which sets priorities and establishes accountability across the full product lifecycle.

For additional discussion of our business, refer to Item 1 in this Form 10-K.

Zardoya Otis Tender Offer

The Company announced a tender offer to acquire all of the issued and outstanding shares of Zardoya Otis not owned by Otis (the "Tender Offer"). The offer price is €7.07 per share in cash after adjusting for dividends. As of February 4, 2022, the Tender Offer remains outstanding and has not yet been completed. See "Note 1: Business Overview" and "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K, as well as "Liquidity and Financial Condition" in this item, for further details regarding this pending transaction and financing arrangements entered into in connection with the Tender Offer and Item 1A in this Form 10-K for additional risks related to thereto.

Impact of COVID-19 on our Company

The results of our operations and overall financial performance were impacted due to the COVID-19 pandemic during the years ended December 31, 2021 and 2020. COVID-19 has had, and could continue to have, an impact on our business, including impacts to overall financial performance in 2022, as a result of the following, among other things:

•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses

•Cancellations or delays of customer orders

•Customer liquidity constraints and related credit reserves

•Supplier and raw material capacity constraints, delays and related costs

We currently do not expect any significant impact to our capital and financial resources from the COVID-19 pandemic, including our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets.

See the "Liquidity and Financial Condition" section of this item of this Form 10-K for further detail and Item 1A in this Form 10-K for additional risks related to COVID-19.

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

Prior to the Separation on April 3, 2020, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of our former parent, UTC. For the periods subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company.

We entered into a transition services agreement ("TSA") and tax matters agreement ("TMA") with our former parent, UTC, and Carrier on April 2, 2020. Under the TSA, we received services for information technology, technical and engineering support, application support for operations, general administrative services and other support services. The TSA and the related trailing exit costs are substantially completed as of December 31, 2021. For additional discussion, see "Note 5: Related Parties" in Item 8 in this Form 10-K.

The TMA governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). For additional discussion, see "Note 5: Related Parties" in Item 8 in this Form 10-K.

See Item 1A in this Form 10-K for discussion on risks related to Separation.

RESULTS OF OPERATIONS

Net Sales

(dollars in millions)	2021	2020	2019
Net sales	$14,298	$12,756	$13,118
Percentage change year-over-year	12.1%	(2.8)%	1.6%

The factors contributing to the total percentage change year-over-year in total Net sales are as follows:

	2021	2020
Organic volume	8.9%	(2.1)%
Foreign currency translation	3.0%	(0.4)%
Acquisitions and divestitures, net	0.2%	(0.2)%
Other	—%	(0.1)%
Total % change	12.1%	(2.8)%

The Organic volume increase of 8.9% for 2021 was driven by increases in organic sales of 15.5% in New Equipment and 4.1% in Service.

The Organic volume decrease of (2.1)% for 2020 was driven by decreases in organic sales of (4.0)% in New Equipment and (0.7)% in Service.

See "Segment Review" below for a discussion of Net sales by segment.

Cost of Products and Services Sold

(dollars in millions)	2021	2020	2019
Cost of products and services sold	$10,105	$8,977	$9,292
Percentage change year-over-year	12.6%	(3.4)%	1.1%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	2021	2020
Organic volume	9.1%	(2.7)%
Foreign currency translation	3.3%	(0.5)%
Acquisitions and divestitures, net	0.2%	(0.2)%
Total % change	12.6%	(3.4)%

The organic increase in total cost of products and services sold in 2021 was driven primarily by the organic sales increases noted above.

The organic volume decrease in total cost of products and services sold in 2020 was driven by the organic sales decrease noted above, productivity and cost containment actions.

Gross Margin

(dollars in millions)	2021	2020	2019
Gross margin	$4,193	$3,779	$3,826
Gross margin percentage	29.3%	29.6%	29.2%

Gross margin decreased 30 basis points in 2021 when compared to 2020, as improvements in gross margin in both New Equipment and Service were more than offset by overall segment mix.

Gross margin increased 40 basis points in 2020 when compared to 2019, primarily driven by improvement in the Service margin and overall segment mix, partially offset by a decrease in the New Equipment margin.

Research and Development

(dollars in millions)	2021	2020	2019
Research and development	$159	$152	$163
Percentage of Net sales	1.1%	1.2%	1.2%

Research and development spending increased $7 million, or 4.6%, in 2021 compared to 2020. Research and development expense as a percentage of net sales has remained relatively flat year-over-year. Research and development includes product development and innovation, including for IoT and developing the next generation of connected elevators and escalators.

Research and development spending decreased approximately $11 million, or (6.7)%, in 2020 compared to 2019 primarily as a result of cost containment actions taken in 2020. Research and development expenses remained relatively consistent as a percentage of Net sales.

Selling, General and Administrative

(dollars in millions)	2021	2020	2019
Selling, general and administrative	$1,948	$1,924	$1,810
Percentage of Net sales	13.6%	15.1%	13.8%

2021 Compared with 2020

Selling, general and administrative expenses increased $24 million, or 1.2%, in 2021. The primary drivers of the change are the following:

•Higher employment and information technology costs, including incremental standalone public company costs, and the absence of cost containment actions taken during 2020 in response to COVID-19;

•Impact of unfavorable foreign exchange of $38 million compared to 2020;

•These increases were partially offset by lower non-recurring Separation-related costs and the absence of UTC allocations of $105 million.

Selling, general and administrative expenses as a percentage of Net sales decreased 150 basis points in 2021 compared to 2020, as Net sales increased at a faster rate than expenses.

2020 Compared with 2019

Selling, general and administrative expenses increased approximately $114 million, or 6.3%, in 2020, The primary drivers of the change are the following:

•Lower employment costs and lower discretionary spending, including cost containment actions taken in response to COVID-19, and the absence of corporate allocations from UTC, being more than offset by

•Higher non-recurring Separation-related costs and incremental standalone public company costs.

Selling, general and administrative expenses as a percentage of Net sales increased 130 basis points in 2020 compared to 2019, primarily driven by the increase in non-recurring Separation-related costs, incremental standalone public company costs and lower Net sales.

Restructuring Costs

(dollars in millions)	2021	2020	2019
Restructuring costs	$56	$77	$54

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and to a lesser degree, facility exit and lease termination costs associated with the consolidation of office and manufacturing operations. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.

Total 2021 restructuring costs include $41 million of costs related to 2021 actions, $13 million of costs related to 2020 actions and $2 million of costs related to pre-2020 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During 2021, we had cash outflows of approximately $51 million related to the restructuring actions and expect to make cash payments of $47 million to complete the actions announced, which is comprised of $7 million of additional restructuring expenses and $40 million of existing restructuring accruals as of December 31, 2021.

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $41 million for the 2021 actions and $55 million for the 2020 actions, of which approximately $66 million was realized for the 2021 and 2020 actions during the current year.

For additional discussion of restructuring, see Note 17, "Restructuring Costs" in the Consolidated Financial Statements.

Other Income (Expense), Net

(dollars in millions)	2021	2020	2019
Other income (expense), net	$22	$(64)	$(39)

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses and certain other operating items.

The change in Other income (expense), net of $86 million in 2021 compared to 2020, was primarily driven by the absence of a fixed asset impairment of $(71) million and related licensing costs of $(14) million recognized during 2020.

The change in Other income (expense), net of $(25) million in 2020 compared to 2019, was driven by fixed asset impairments of $(71) million and related license costs of $(14) million and non-recurring Separation-related expenses. These were partially offset by favorable mark-to-market adjustments on foreign currency derivatives of $46 million when compared to 2019, the absence of the loss on the sale of a business of $19 million included in the 2019 results and a non-recurring gain of $17 million related to an expected insurance recovery recognized for property damage as a result of the fire in our manufacturing facility in Germany in 2020.

See "Note 5: Related Parties" in Item 8 in this Form 10-K for further discussion on costs related to the Separation.

Interest Expense (Income), Net

(dollars in millions)	2021	2020	2019
Interest expense (income), net	$136	$122	$(14)

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances, short-term investments and, in 2019 and prior, related party activity between Otis and our former parent, UTC.

The increase in Interest expense (income), net of $14 million in 2021 compared to 2020, was primarily driven by interest expense on the external debt associated with the Separation, which was not outstanding for the full year of 2020, as well as costs associated with the bridge financing and related guarantees and the interest expense related to the Tender Offer. This was partially offset by lower interest expense as a result of the debt refinancing and debt repayments during 2021. For additional discussion of debt refinancing and repayments, see the "Liquidity and Financial Condition" section below.

The increase in Interest expense (income), net in 2020 compared to 2019 was primarily driven by interest expense of $124 million on our external debt and debt issuance cost amortization of $5 million in 2020. These expenses were partially offset by interest income on short-term investments.

The average interest rate on our external debt for 2021 and 2020 was 2.3%.

For additional discussion of borrowings, see "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K.

Income Taxes

	2021	2020	2019
Effective tax rate	27.6%	30.1%	31.9%

The 2021, 2020 and 2019 effective tax rates are higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate and foreign earnings subject to U.S. tax under the provisions of the U.S. Tax Cuts and Jobs Act ("TCJA").

The 2021 effective tax rate is lower than the 2020 effective tax rate primarily due to the following:

•$16 million tax benefit related to repatriation of foreign earnings as a result of changes to planned debt repayments and in estimates related to Otis’ pre-Separation tax attributes;

•$16 million decrease in U.S. tax related to base erosion and anti-abuse tax in 2021;

•Absence of the tax cost resulting from Separation-related expenses and fixed asset impairment incurred in 2020; and

•The net impact of income tax settlements related to the Separation, as discussed in Note 5, "Related Parties".

The 2020 effective tax rate is lower than the 2019 effective tax rate primarily due to a $10 million tax benefit related to our change in assertion of no longer intending to reinvest certain undistributed earnings of our international subsidiaries made during 2020 as compared to the liability previously recorded by UTC, a decrease as a result of tax regulations related to the TCJA that were enacted during 2020, as well as a recognition of a Separation-related foreign tax loss, all partially offset by incremental withholding taxes in 2020.

For additional discussion of income taxes and the effective income tax rate, see "Note 16: Income Taxes" in Item 8 in this Form 10-K.

Noncontrolling Interest in Subsidiaries' Earnings

(dollars in millions)	2021	2020	2019
Noncontrolling interest in subsidiaries' earnings	$174	$150	$151

Noncontrolling interest in subsidiaries' earnings increased in 2021 in comparison to 2020, primarily driven by an increase in net income from non-wholly owned subsidiaries and the impact of foreign exchange rates. Ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

For additional discussion of the Zardoya Otis Tender Offer, see "Note 1: Business Overview" in Item 8 in this Form 10-K.

Noncontrolling interest in subsidiaries' earnings remained consistent in 2020 in comparison to 2019.

Net Income Attributable to Otis Worldwide Corporation

(dollars in millions, except per share amounts)	2021	2020	2019
Net income attributable to Otis Worldwide Corporation	$1,246	$906	$1,116
Diluted earnings per share	$2.89	$2.08	$2.55

Net income attributable to Otis Worldwide Corporation increased in 2021, compared to the same period in 2020, primarily driven by higher operating profit and the benefit of a lower effective tax rate, partially offset by higher noncontrolling interest in subsidiaries' earnings and higher interest expense.

Net income attributable to Otis Worldwide Corporation decreased in 2020, compared to the same period in 2019, primarily driven by non-recurring Separation-related costs, fixed asset impairments, non-recurring Separation-related tax benefits, the impact of non-recurring tax items, and incremental standalone public company costs incurred in 2020 after the Separation.

For additional discussion of the net income attributable to shareholders and earnings per share, see "Note 3: Earnings Per Share" in Item 8 in this Form 10-K.
Segment Review

	Net Sales			Operating Profit			Operating Profit Margin
(dollars in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
New Equipment	$6,428	$5,371	$5,648	$459	$318	$393	7.1%	5.9%	7.0%
Service	7,870	7,385	7,470	1,762	1,611	1,603	22.4%	21.8%	21.5%
Total segment	14,298	12,756	13,118	2,221	1,929	1,996	15.5%	15.1%	15.2%
General corporate expenses and other	—	—	—	(113)	(290)	(182)	—	—	—
Total	$14,298	$12,756	$13,118	$2,108	$1,639	$1,814	14.7%	12.8%	13.8%

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2021, we changed how we present and discuss operating profit in our Segment Review of the Management’s Discussion and Analysis. Previously, we presented and discussed the percentage change in segment operating profit between periods using organic/operational profit, which excluded the impact of foreign currency translation, acquisitions and divestitures and restructuring costs. We are now presenting and discussing, including for the 2020 to 2019 comparison, the change in the total dollar amount of segment operating profit and the percentage change in operating profit margin between periods. There is no change in the amounts of operating profit that we have previously disclosed. We have continued to use the same key metrics to explain the changes in our operating performance that we previously used. For example, as discussed below, the drivers of the changes in 2021 relative to the prior year are volume, rate drivers, selling general and administrative expense, foreign exchange and restructuring which are consistent with the drivers we have disclosed in the past where applicable. In addition, we will discuss the impact of foreign currency translation, acquisitions and divestitures and restructuring to the extent they are meaningful to understanding our performance. We believe this changed approach aligns better with how we measure our performance.

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

Summary performance for New Equipment for the years ended December 31, 2021, 2020 and 2019 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2021	2020	2019	2021 compared with 2020		2020 compared with 2019
Net sales	$6,428	$5,371	$5,648	$1,057	19.7%	$(277)	(4.9)%
Cost of sales	5,293	4,439	4,640	854	19.2%	(201)	(4.3)%
	1,135	932	1,008	203	21.8%	(76)	(7.5)%
Operating expenses	676	614	615	62	10.1%	(1)	(0.2)%
Operating profit	$459	$318	$393	$141	44.3%	$(75)	(19.1)%
Operating profit margin	7.1%	5.9%	7.0%

Summary analysis of the Net sales change for New Equipment for the years ended December 31, 2021 and 2020 compared with the prior years was as follows:

Components of Net sales change:	2021	2020
Organic	15.5%	(4.0)%
Foreign currency translation	4.1%	(0.8)%
Acquisitions/Divestitures, net	0.1%	(0.1)%
Total % change	19.7%	(4.9)%

2021 Compared with 2020

The organic sales increase of 15.5% was driven by mid-teens growth in the Americas, high teens growth in Asia and high single digit growth in EMEA.

New Equipment operating profit increased $141 million, primarily due to higher volume of $140 million, with an operating margin increase of 120 basis points. Favorable field installation and material productivity was partially offset by unfavorable price and mix and commodity headwinds. Foreign currency tailwinds of $30 million were more than offset by higher selling, general and administrative costs of $40 million.

2020 Compared with 2019

The organic sales decrease of (4.0)% was primarily driven by organic sales declines in all regions primarily due to impacts of the COVID-19 pandemic.

New Equipment operating profit decreased $(75) million, with an operating profit margin decrease of 110 basis points. Strong material productivity of $60 million and cost containment actions were more than offset by lower volume of $(35) million and unfavorable rate drivers of $(90) million due to under-absorption, field inefficiencies, price and mix and higher bad debt expense. New Equipment operating profit was also impacted by foreign currency headwinds of $(10) million, higher restructuring costs of $(10) million and incremental public company standalone costs.

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

Summary performance for Service for the years ended December 31, 2021, 2020 and 2019 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2021	2020	2019	2021 compared with 2020		2020 compared with 2019
Net sales	$7,870	$7,385	$7,470	$485	6.6%	$(85)	(1.1)%
Cost of sales	4,812	4,538	4,652	274	6.0%	(114)	(2.5)%
	3,058	2,847	2,818	211	7.4%	29	1.0%
Operating expenses	1,296	1,236	1,215	60	4.9%	21	1.7%
Operating profit	$1,762	$1,611	$1,603	$151	9.4%	$8	0.5%
Operating profit margin	22.4%	21.8%	21.5%

Summary analysis of the Net sales change for Service for the years ended December 31, 2021 and 2020 compared with the prior years was as follows:

Components of Net sales change:	2021	2020
Organic	4.1%	(0.7)%
Foreign currency translation	2.3%	(0.1)%
Acquisitions/Divestitures, net	0.2%	(0.3)%
Total % change	6.6%	(1.1)%

2021 Compared with 2020

Net Sales

The organic sales increase of 4.1% is due to organic sales increases in maintenance and repair of 4.5% and modernization of 2.5%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	4.5%	2.5%
Foreign currency translation	2.2%	1.9%
Acquisitions/Divestitures, net	0.3%	0.1%
Total % change	7.0%	4.5%

Operating profit

Service operating profit increased $151 million, primarily due to higher volume of $120 million, with an operating margin increase of 60 basis points. Favorable pricing and mix and lower bad debt expense were partially offset by the absence of the benefit from prior year field actions taken in response to COVID-19. Foreign exchange tailwinds of $35 million and lower restructuring expense of $15 million were more than offset by higher selling general and administrative costs of $60 million, including the impact from cost containment actions taken in the prior year.

2020 Compared with 2019

Net Sales

The organic sales decrease of (0.7)% is due to a sales decrease in maintenance and repair of (0.9)%, with modernization sales remaining flat.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	(0.9)%	0.1%
Foreign currency translation	(0.1)%	0.1%
Acquisitions/Divestitures, net	(0.2)%	(1.1)%
Total % change	(1.2)%	(0.9)%

Operating Profit

Service operating profit increased $8 million, with an operating profit margin increase of 30 basis points. Favorable productivity, pricing and mix, and cost containment actions more than offset the combined impact of price concessions, lower volume and higher bad debt expense. Service operating profit was also favorably impacted by foreign currency, offset by higher restructuring costs and incremental public company standalone costs.

General Corporate Expenses and Other

(dollars in millions)	2021	2020	2019
General corporate expenses and other	$(113)	$(290)	$(182)

General corporate expenses and other decreased $(177) million in 2021 compared to 2020, primarily due to the absence of a fixed asset impairment of $(71) million and related licensing costs of $(14) million recognized in 2020, as well as lower non-recurring Separation costs and the absence of UTC allocations of $(108) million.

General corporate expenses and other increased $108 million in 2020 compared to 2019, primarily driven by fixed asset impairments of $71 million and associated license costs of approximately $14 million, non-recurring Separation-related costs of $119 million and incremental standalone public company costs in 2020. These were partially offset by favorable mark-to-market adjustments on foreign currency derivatives of $46 million when compared to the prior period, the absence of losses on the sale of a business of $19 million that occurred during 2019 and a non-recurring gain of approximately $17 million related to an expected insurance recovery as a result of the fire in our manufacturing facility in Germany recognized in 2020.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,565	$1,782
Total debt	7,273	5,963
Net debt (total debt less cash and cash equivalents)	5,708	4,181
Total equity	(3,144)	(3,395)
Total capitalization (total debt plus total equity)	4,129	2,568
Net capitalization (total debt plus total equity less cash and cash equivalents)	2,564	786

Total debt to total capitalization	176%	232%
Net debt to net capitalization	223%	532%

As of December 31, 2021, we had cash and cash equivalents of approximately $1.6 billion, of which approximately 91% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of December 31, 2021 and 2020, the amount of such restricted cash was approximately $1.9 billion and $19 million, respectively, including the proceeds from the issuance of debt that is restricted in order to fund the Tender Offer. See further discussion of debt issuances below.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of December 31, 2021 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including the impact of COVID-19. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following is a summary of the long-term debt issuances in 2021 and 2020:

(dollars in millions)
Issuance Date	Description of Debt	Aggregate Principal Balance
November 12, 2021	0.000% notes due 2023 (€500 million principal value)	$572
November 12, 2021	0.318% notes due 2026 (€600 million principal value)	687
November 12, 2021	0.934% notes due 2031 (€500 million principal value)	572
March 11, 2021	0.37% notes due 2026 (¥21,500 million principal value)	199
March 27, 2020	LIBOR plus 112.5 bps term loan due 2023 (the "Term Loan")	1,000
February 27, 2020	LIBOR plus 45 bps floating rate notes due 2023	500
February 27, 2020	2.056% notes due 2025	1,300
February 27, 2020	2.293% notes due 2027	500
February 27, 2020	2.565% notes due 2030	1,500
February 27, 2020	3.112% notes due 2040	750
February 27, 2020	3.362% notes due 2050	750

The net proceeds from the February and March 2020 debt issuances listed above, totaling $6.3 billion, were used to distribute cash to UTC as part of the Separation in 2020. The proceeds from the March 2021 issuance of Japanese Yen notes listed above were used to repay a portion of our outstanding Euro denominated commercial paper. The proceeds from the November 2021 issuance of the Euro notes listed above are held in escrow to fund the Tender Offer, which is reflected as Restricted cash on the Consolidated Balance Sheet as of December 31, 2021.

The following is a summary of the long-term debt repayments in 2021 and 2020:

(dollars in millions)
Payment Date	Description of Debt	Total Principal Payments
11-20-2020	LIBOR plus 112.5 bps term loan due 2023	$250
09-28-2020	LIBOR plus 112.5 bps term loan due 2023	$750
In 2020, we repaid the $1.0 billion term loan in full, using cash from operations and proceeds from the issuance of Euro denominated and US Dollar denominated commercial paper. In 2021, the commercial paper was repaid in full, using cash from operations and proceeds from the issuance of the Japanese Yen notes. For additional discussion of borrowings, including commercial paper activity, see "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K.

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

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1.0 billion of Common Stock, of which approximately $725 million has been utilized as of December 31, 2021. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. During 2021, the Company repurchased 9.7 million shares of Common Stock for approximately $725 million. As a result of the increased debt incurred to fund the Tender Offer, we have temporarily suspended share repurchases as we focus on deleveraging.

Cash Flow - Operating Activities

(dollars in millions)	2021	2020	2019
Net cash flows provided by operating activities	$1,750	$1,480	$1,469

2021 Compared with 2020

Cash generated from operating activities in 2021 was $270 million higher than in 2020, primarily due to higher net income of $364 million and increased cash inflows related to current assets and current liabilities activity of $83 million, as described below. These were partially offset by $98 million of lower non-cash adjustments from Net income, including the absence of fixed asset impairments of $71 million in 2020, as well as $106 million of lower Other operating activities, net, primarily due to long-term accruals in 2020.

2021 Changes in Working Capital

The 2021 cash inflows related to current assets and current liabilities operating activity were $160 million, including the following main drivers:

•Accounts payable, which increased by $130 million, primarily due to increased volume;

•Accrued liabilities, which increased by $72 million, primarily due to the timing of payments, which more than offset the payments of $56 million in foreign tax obligations pursuant to the TMA and income tax liabilities in certain jurisdictions;

•Contract assets, current and Contract liabilities, current, net change of $53 million, driven by the timing of billings on contracts compared to the progression on current contracts; and

•Other current assets, which decreased by $43 million, primarily due to prepaid income tax utilization and indemnification payments received pursuant to the TMA in order to pay foreign tax obligations, partially offset by advanced payments to suppliers; partially offset by

•Accounts receivable, net, which increased by $152 million, primarily due to increased volume.

2020 Compared with 2019

Cash generated from operating activities in 2020 was $11 million higher than in 2019, primarily due to increased cash inflows related to current assets and current liabilities of $109 million, as described below. There were also increased Other operating activities of $106 million compared to the same period in 2019, primarily due to increased long-term accruals. These were partially offset by lower net income of $211 million, which includes the impact of interest expense on debt, incremental standalone public company costs and non-recurring Separation-related costs in 2020.

2020 Changes in Working Capital

The 2020 cash inflows related to current assets and current liabilities operating activity were $77 million. These cash inflows were primarily driven by:

•Net change in Contract assets, current and Contract liabilities, current of $282 million, driven by the timing of billings on contracts compared to the progression on current contracts; and

•Accounts payable, which increased by $20 million, primarily due to the timing of payments to suppliers; partially offset by

•Inventories, net, which increased by $76 million due to the impact of higher production inventory levels related to the timing of deliveries to construction sites; and

•Accounts receivable, net, which increased by $163 million due to slower collections and increased customer financing activity.

Additionally, Other current assets decreased by $28 million due to receipt of indemnification payments pursuant to the TMA in order to pay foreign tax obligations, partially offset by tax prepayments in certain jurisdictions, while Accrued liabilities decreased $14 million largely due to the payment of foreign tax obligations pursuant to the TMA described above and income tax liabilities in certain jurisdictions, partially offset by accruals for interest in excess of interest payments. The receipt and payment of indemnification assets and foreign tax obligations resulted in no net cash flow for 2020. See "Note 5: Related Parties" in Item 8 in this Form 10-K for further discussion on transactions with our former parent UTC.

Cash Flow - Investing Activities

(dollars in millions)	2021	2020	2019
Net cash flows used in investing activities	$(89)	$(353)	$(203)

Cash flows used in investing activities primarily reflect capital expenditures, investments in businesses and securities, proceeds received on the sale of fixed assets, and settlement of derivative contracts.

2021 compared to 2020

(dollars in millions)	2021	2020	Change
Investing Activities:
Capital expenditures	$(156)	$(183)	$27
Investments in businesses and intangible assets	(80)	(53)	(27)
Proceeds from sale of (investments in) equity securities	40	(51)	91
Receipts (payments) on settlements of derivative contracts	73	(69)	142
Other investing activities, net	34	3	31
Net cash flows used in investing activities	$(89)	$(353)	$264

Cash flows used in investing activities in 2021 compared to 2020 decreased $264 million, including the following main drivers:

•$142 million higher net cash from the settlement of derivative instruments in 2021, with net cash receipts of $73 million and payments of $69 million in 2021 and 2020, respectively;

•$91 million higher net cash from equity securities, including $58 million of proceeds from the sale of equity securities in 2021, compared to $(51) million of investments made in equity securities in 2020; and

•$31 million higher Other investing activities, net primarily due to property damage insurance proceeds received and discussed below under "Germany Fire", as well as proceeds from the sales of fixed assets.

As discussed in Note 18, "Financial Instruments" to the Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options, to manage certain foreign currency and commodity price exposures.

Germany Fire

As previously disclosed, during 2020 there was a fire at the Company’s manufacturing facility in Germany. During 2021, the Company settled the related property damage claim with the insurance company, as reflected in Other investing activities, net in the Consolidated Statements of Cash Flows. During 2021, the Company also reached a final agreement with the insurance company related to the business interruption claim to cover costs incurred as a result of the fire and received the final payments during the year. The impact to our operations or financial results from this event was not material.

2020 compared to 2019

(dollars in millions)	2020	2019	Change
Investing Activities:
Capital expenditures	$(183)	$(145)	$(38)
Investments in businesses and intangible assets	(53)	(47)	(6)
Proceeds from sale of (investments in) equity securities	(51)	—	(51)
Proceeds from sale of equity securities	—	—	—
Receipts (payments) on settlements of derivative contracts	(69)	(5)	(64)
Other investing activities, net	3	(6)	9
Net cash flows provided by (used in) investing activities	$(353)	$(203)	$(150)

Cash flows used in investing activities in 2020 compared to 2019 increased $150 million, including the following drivers:

•$64 million higher net cash payments from the settlement of derivative instruments in 2020, including $21 million of payments associated with the hedges of foreign-denominated TMA indemnification assets;

•$51 million of investments in 2020 related to equity securities;

•$38 million higher capital expenditures; and

•$6 million higher investments in business.

Cash Flow - Financing Activities

(dollars in millions)	2021	2020	2019
Net cash flows provided by (used in) financing activities	$58	$(844)	$(1,133)

Financing activities primarily include increases or decreases to short-term borrowings, issuance or repayment of long-term debt, dividends paid to common shareholders, repurchases of Common Stock and dividends paid to non-controlling interests. The activity in 2020 and 2019 includes transfers to and from our former parent, UTC, prior to the Separation, consisting of, among other things, cash transfers, distributions, cash investments and changes in receivables and payables. For further discussion on these transfers, see "Note 5: Related Parties" in Item 8 in this Form 10-K.

2021 compared to 2020

(dollars in millions)	2021	2020	Change
Financing Activities:
Increase (decrease) in short-term borrowings, net	$(655)	$647	$(1,302)
Proceeds from issuance of long-term debt	2,030	6,300	(4,270)
Payment of debt issuance costs	(25)	(43)	18
Repayment of long-term debt	—	(1,000)	1,000
Dividends paid on Common Stock	(393)	(260)	(133)
Repurchases of Common Stock	(725)	—	(725)
Dividends paid to noncontrolling interest	(155)	(149)	(6)
Net transfers to UTC	—	(6,330)	6,330
Other financing activities, net	(19)	(9)	(10)
Net cash flows provided by (used in) financing activities	$58	$(844)	$902

Net cash provided by financing activities was $58 million in 2021 compared to net cash used by financing activities of $844 million in 2020, which changed primarily due to the following:

•Net borrowings of $1.4 billion during 2021 compared to net repayments on borrowings of $353 million during 2020. These were comprised of the following activities:

◦Net proceeds from the issuance of long-term debt of $2.0 billion, partially offset by net repayments of short-term borrowings of $655 million during 2021; and

◦Repayments of long-term debt of $1.0 billion, partially offset by net short-term borrowings of $647 million during 2020.

•Repurchases of Common Stock of $725 million and higher dividends paid on Common Stock of $133 million during 2021; and

•Net transfers to UTC related to the Separation of $6.3 billion during 2020, which were primarily funded by the net proceeds from issuance of long-term debt of $6.3 billion during 2020.

Net borrowings in 2021 include €1.6 billion in proceeds from the issuance of Euro denominated notes, which will be used to fund the Tender Offer. For additional discussion of borrowings activity, see "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K.

2020 compared to 2019

(dollars in millions)	2020	2019	Change
Financing Activities:
Increase (decrease) in short-term borrowings, net	$647	$6	$641
Proceeds from issuance of long-term debt	6,300	—	6,300
Payment of debt issuance costs	(43)	—	(43)
Repayment of long-term debt	(1,000)	—	(1,000)
Dividends paid on Common Stock	(260)	—	(260)
Dividends paid to noncontrolling interest	(149)	(163)	14
Net transfers to UTC	(6,330)	(972)	(5,358)
Other financing activities, net	(9)	(4)	(5)
Net cash flows provided by (used in) financing activities	$(844)	$(1,133)	$289

Net cash used in financing activities decreased $289 million in 2020 compared to 2019 primarily due to the net proceeds from the issuance of long-term debt of $6.3 billion in 2020, of which $1.0 billion was repaid with $641 million of proceeds from the issuance of short-term commercial paper in 2020 and cash from operations. These net inflows were partially offset by a $5.4 billion increase in net transfers to UTC related to the Separation, and a $260 million increase in dividends paid on Common Stock in 2020. See "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K for further discussion on borrowings.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2023 Euro Notes, the 2026 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. (“Highland”), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K for additional information.

Highland is a wholly-owned, indirect consolidated subsidiary of OWC. OWC is incorporated under the laws of Delaware. As a company incorporated and existing under the laws of Luxembourg, and with its registered office in Luxembourg, Highland is subject to Luxembourg insolvency and bankruptcy laws in the event any insolvency proceedings are initiated against it. Luxembourg bankruptcy law is significantly different from, and may be less favorable to creditors than, the bankruptcy law in effect in the United States and may make it more difficult for creditors to recover the amount they could expect to recover in liquidation under U.S. insolvency and bankruptcy rules.

The Euro Notes are not guaranteed by any of OWC's or Highland's subsidiaries (all OWC subsidiaries other than Highland are referred to herein as "non-guarantor subsidiaries"). Holders of the Euro Notes will have a direct claim only against Highland, as issuer, and OWC, as guarantor.

The following tables set forth the summarized financial information as of and for the years ended December 31, 2021 and 2020 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

	Year Ended December 31,
(dollars in millions)	2021	2020
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	13	10
Income from consolidated subsidiaries	19	4
Income (loss) from operations excluding income from consolidated subsidiaries	(18)	(2)
Net income (loss) excluding income from consolidated subsidiaries	(116)	(100)

	As of December 31,
(dollars in millions)	2021	2020
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$197	$307
Current assets (intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets, investments in consolidated subsidiaries	1,271	1,348
Noncurrent assets (excluding investments in consolidated subsidiaries)	48	62
Current liabilities (intercompany payables to non-guarantor subsidiaries)	1,516	139
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	73	721
Noncurrent liabilities	5,725	5,540

	Year Ended December 31,
(dollars in millions)	2021	2020
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	—	—
Income from consolidated subsidiaries	635	445
Income (loss) from operations excluding income from consolidated subsidiaries	—	—
Net income (loss) excluding income from consolidated subsidiaries	(3)	(1)

	As of December 31,
(dollars in millions)	2021	2020
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (intercompany receivables from non-guarantor subsidiaries)	2	87
Noncurrent assets (investments in consolidated subsidiaries)	12,524	11,251
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	171	318
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	2	1
Noncurrent liabilities	1,795	—

CRITICAL ACCOUNTING ESTIMATES

Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. "Note 2: Summary of Significant Accounting Policies" in Item 8 in this Form 10-K describes the significant accounting policies used in preparation of the Consolidated Financial Statements. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management’s estimates.

Revenue Recognition from Contracts with Customers

We recognized revenue in accordance with FASB ASC Topic 606: Revenue from Contracts with Customers and its related amendments, (referred to, collectively, as "ASC 606”). For new equipment and modernization contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. Contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

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

See "Note 2: Summary of Significant Accounting Policies" in Item 8 in this Form 10-K.

Income Taxes

The future tax benefit arising from deductible temporary differences and tax carryforwards was $647 million as of December 31, 2021 and $642 million as of December 31, 2020. Management estimates that our earnings during the periods when the temporary differences become deductible will be generally sufficient to realize the related future income tax benefits, which may be realized over an extended period of time. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. See "Note 3: Earnings Per Share" and "Note 15: Accumulated Other Comprehensive Income (Loss)" in Item 8 in this Form 10-K for further discussion. Additionally, see "Note 22: Contingent Liabilities" in Item 8 in this Form 10-K for discussion of administrative review proceedings with the German Tax Office.

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

We review our goodwill for impairment on an annual basis at July 1 or more frequently if events or a change in circumstances indicate that the carrying amount may not be recoverable. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the operating segment level. We have determined there to be three reporting units within each business segment.

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

We completed the annual goodwill impairment test for all of our reporting units as of July 1, 2021 and determined that no adjustment to goodwill was necessary as the fair value of each reporting unit was in excess of the carrying value of each reporting unit.

Contingent Liabilities

Otis is party to litigation related to a number of matters as described in "Note 22: Contingent Liabilities" in Item 8 in this Form 10-K. In particular, they may include risks associated with contractual, regulatory and other matters, which may arise in the ordinary course of business. The outcome of these matters may have a material effect on the financial position, results of operations or cash flows. Management regularly analyzes current information about these matters and accrues for contingent losses that are probable and reasonably estimable. To assess the exposure to potential liability, we consult with relevant internal and external counsel. In making the decision regarding the need for loss accruals, management considers the degree of probability of an unfavorable outcome and the ability to make a sufficiently reliable estimate of the amount of loss. See Part I, Item 1A in this Form 10-K for further discussion.

Employee Benefit Plans

We sponsor domestic and international defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and mortality rates. Assumptions are determined based on company data and appropriate market indicators, and are evaluated each year as of December 31. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in the Consolidated Financial Statements.

In the following table, we show the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rates for benefit obligations, as of December 31, 2021:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Pension plans
Projected benefit obligation	$(29)	$30
Net periodic pension (benefit) cost	(2)	2

The impact on the accumulated postretirement benefit obligation and on the net periodic postretirement (benefit) cost is less than $1 million.

Pension expense is also sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have decreased or increased 2021 pension expense by approximately $2 million.

The weighted-average discount rates used to measure pension liabilities and costs utilize each plan’s specific cash flows and are then compared to high-quality bond indices for reasonableness. Global market interest rates increased in 2021 as compared with 2020, and, as a result, the weighted-average discount rate used to measure pension liabilities was 1.5% in 2021 and 1.1% in 2020.

See "Note 13: Employee Benefit Plans" in Item 8 in this Form 10-K for further discussion.

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

Otis' contractual obligations and commitments as of December 31, 2021 are discussed below. See also "Note 13: Employee Benefit Plans" in Item 8 of this Form 10-K for further discussion of our expected pension and postretirement contributions.

Long-term Debt

See "Note 10: Borrowings and Lines of Credit" in Item 8 of this Form 10-K for further discussion of our long-term debt principal payments as of December 31, 2021. In the following table, we show the timing of payments of interest on long-term debt as of December 31, 2021:

		Payments Due by Period
(dollars in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt - future interest	$1,705	$137	$267	$226	$1,075

Purchase Obligations

Purchase obligations include amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders. Where it is not practically feasible to determine the legally enforceable portion of our obligation under certain of our long-term purchase agreements, we include additional expected purchase obligations beyond what may be legally enforceable. We enter into contractual purchase commitments with suppliers and service vendors to support our information technology that are either necessary to operate our business or are resulting from implementing strategic initiatives. In the following table, we show the timing of payments of total purchase obligations as of December 31, 2021:

		Payments Due by Period
(dollars in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Purchase obligations	$1,192	$1,134	$51	$6	$1

Other Long-term Liabilities

Other long-term liabilities in the table below includes obligations relate to product service and warranty policies, estimated remediation costs and contractual indemnities, and are included in Other long-term liabilities on the "Consolidated Balance Sheets" in Item 8 of this Form 10-K. The timing of expected cash flows associated with these obligations is based upon management's estimates over the terms of these agreements and is largely based upon historical experience and were as follows as of December 31, 2021:

		Payments Due by Period
(dollars in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Other long-term liabilities	$341	$18	$115	$139	$69

The balance above includes $220 million of long-term contractual payables due to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation pursuant to the TMA. Otis will reimburse RTX for those tax payments through 2027.

Unrecognized Tax Benefits

Otis has unrecognized tax benefits of $392 million as of December 31, 2021, the timing of which is uncertain to become payable. See "Note 16: Income Taxes" in Item 8 in this Form 10-K for additional discussion on unrecognized tax benefits.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We have evaluated our exposure to changes in foreign currency exchange rates, commodity prices and interest rates in our market risk sensitive instruments, which are primarily cash, debt and derivative instruments, using a value at risk analysis. Based on a 95% confidence level and one-day holding period, as of December 31, 2021, the potential loss in fair value on our market risk sensitive instruments was not material in relation to our financial position, results of operations or cash flows. Our calculated value at risk exposure represents an estimate of reasonably possible net losses based on volatilities and correlations, and is not necessarily indicative of actual results. Additionally, any losses or gains on derivative instruments would be mostly offset by corresponding gains or losses in the remeasurement of the underlying transactions being hedged.

Refer to "Note 2: Summary of Significant Accounting Policies", "Note 10: Borrowings and Lines of Credit" and "Note 18: Financial Instruments" in Item 8 in this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments, including the aggregate notional amount of our outstanding foreign currency and commodity price hedges.

Foreign Currency Exposures

The value of certain foreign currencies as compared to the U.S. Dollar may impact Otis’ financial results. We have a high volume of foreign currency exposures that result from our international sales, purchases, investments and other international transactions. International sales were approximately $10.6 billion, $9.3 billion and $9.5 billion in 2021, 2020 and 2019, respectively. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales as well as foreign currency denominated assets and liabilities that are created in the ordinary course of business. More than insignificant exposures, that cannot be naturally offset, are generally hedged with foreign currency derivatives.

For our non-U.S. based entities, a substantial portion of revenues are generated and costs are incurred in local currencies. We transact business in various foreign currencies, which exposes our cash flows and earnings to changes in foreign currency exchange rates. We periodically enter into sales contracts denominated in currencies other than the functional currency of the parties to the transaction, which can create foreign exchange exposure. While the objective of the hedging program is to minimize the foreign currency exchange impact on operating results, there are typically variances between the hedging gains or losses and the translational impact due to the length of hedging contracts, changes in the sales profile, volatility in the exchange rates and other such operational considerations. Otis does not enter into hedging contracts for speculative purposes.

As discussed in "Note 18: Financial Instruments" in Item 8 in this Form 10-K, as of December 31, 2021 we have ¥21.5 billion ($189 million) of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of December 31, 2021, the net investment hedge is deemed to be effective.

As discussed in "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K, as of December 31, 2021 we have €1,600 million ($1,807 million) of Euro denominated long-term debt.

Commodity Price Risk

The fluctuation in prices of certain raw materials may impact Otis' financial results. We are exposed to volatility in the prices of commodities used in some of our products and component parts, such as steel, aluminum and copper, among others. When possible and appropriate, we maintain fixed price contracts on raw materials and component parts. However, we are prone to exposure as these contracts expire. When possible and appropriate, we also include price escalation linked to commodity prices in contracts with our customers and take pricing actions for future contracts. However, products and services delivered to our customers are often provided a year or more after being agreed to, and not all raw material price increases can be passed along to customers with existing contracts. Therefore, when commodity price risk is not mitigated by other methods, we may enter into hedging contracts. Otis does not enter into hedging contracts for speculative purposes.

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

For information concerning market risk sensitive instruments, see discussion under the headings "Foreign Exchange Exposures" and "Derivatives and Hedging Activity" in "Note 2: Summary of Accounting Policies," as well as "Note 18: Financial Instruments" in Item 8 in this Form 10-K for additional discussion on unrecognized tax benefits.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

(All other schedules are not required and have been omitted)

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

Management has assessed the effectiveness of Otis' internal control over financial reporting as of December 31, 2021. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, Otis' internal control over financial reporting was effective as of December 31, 2021. The effectiveness of Otis' internal control over financial reporting, as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

OTIS WORLDWIDE CORPORATION (Registrant)

by:	/s/ JUDITH F. MARKS
Judith F. Marks
Chair, President and Chief Executive Officer

by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs at Completion for New Equipment Contracts

As described in Notes 2 and 23 to the consolidated financial statements, the Company recognized $6.4 billion of revenue from new equipment contracts for the year ended December 31, 2021. For new equipment contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. As disclosed by management, contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. The long-term nature of the contracts, the complexity of the products and the scale of the projects can affect management’s ability to estimate costs precisely. Management reviews cost estimates on significant new equipment contracts on a quarterly basis and, for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. Management records changes in contract estimates using the cumulative catch-up method and reviews changes in contract estimates for their impact on net sales or operating profit in the consolidated financial statements. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the estimated costs at contract completion and development of the significant assumptions related to the estimated expected labor and indirect labor costs. These procedures also included, among others, evaluating and testing management’s process for developing and modifying estimated costs at contract completion for a sample of contracts, which included evaluating the reasonableness of significant assumptions related to the estimated expected labor and indirect labor costs considered by management specific to each contract. Evaluating the reasonableness of the estimated expected labor and indirect labor costs involved assessing management’s ability to reasonably estimate costs at completion by (i) testing costs incurred to date and obtaining a sample of executed contracts and related change orders, (ii) performing a comparison of the margin, driven by the estimated and actual costs incurred, to that of similar completed equipment contracts, and (iii) evaluating the timely identification of circumstances that may warrant a modification to estimated total cost to complete.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 4, 2022

We have served as the Company’s auditor since 2019.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts)	2021	2020	2019
Net sales:
Product sales	$6,428	$5,371	$5,648
Service sales	7,870	7,385	7,470
	14,298	12,756	13,118
Costs and expenses:
Cost of products sold	5,293	4,439	4,640
Cost of services sold	4,812	4,538	4,652
Research and development	159	152	163
Selling, general and administrative	1,948	1,924	1,810
	12,212	11,053	11,265
Other income (expense), net	22	(64)	(39)
Operating profit	2,108	1,639	1,814
Non-service pension cost (benefit)	11	6	(33)
Interest expense (income), net	136	122	(14)
Net income before income taxes	1,961	1,511	1,861
Income tax expense	541	455	594
Net income	1,420	1,056	1,267
Less: Noncontrolling interest in subsidiaries' earnings	174	150	151
Net income attributable to Otis Worldwide Corporation	$1,246	$906	$1,116

Earnings per share (Note 3):
Basic	$2.91	$2.09	$2.55
Diluted	$2.89	$2.08	$2.55
Weighted average number of shares outstanding
Basic shares	427.7	433.2	433.1
Diluted shares	431.4	434.6	433.1

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)	2021	2020	2019
Net income	$1,420	$1,056	$1,267
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(53)	8	(26)

Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss)	71	(43)	(28)
Amortization of actuarial loss and prior service credit	18	15	9
Other	13	(19)	(22)
	102	(47)	(41)
Tax benefit (expense)	(27)	11	9
Pension and postretirement benefit plan adjustments, net of tax	75	(36)	(32)

Change in unrealized cash flow hedging:
Unrealized cash flow hedging gain (loss)	(1)	10	(3)
Adjustment for net (gain) loss realized and included in net income	4	(3)	—
Change in unrealized cash flow hedging, net of tax	3	7	(3)

Other comprehensive income (loss), net of tax	25	(21)	(61)
Comprehensive income	1,445	1,035	1,206
Less: Comprehensive income attributable to noncontrolling interest	(147)	(186)	(140)
Comprehensive income attributable to Otis Worldwide Corporation	$1,298	$849	$1,066

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in millions)	2021	2020
Assets
Cash and cash equivalents	$1,565	$1,782
Restricted cash	1,910	17
Accounts receivable (net of allowance for expected credit losses of $175 and $161)	3,232	3,148
Contract assets	550	458
Inventories, net	622	659
Other current assets	382	429
Total Current Assets	8,261	6,493
Future income tax benefits	335	334
Fixed assets, net	774	774
Operating lease right-of-use assets	526	542
Intangible assets, net	419	484
Goodwill	1,667	1,773
Other assets	297	310
Total Assets	$12,279	$10,710
Liabilities and (Deficit) Equity
Short-term borrowings	$24	$701
Accounts payable	1,556	1,453
Accrued liabilities	1,993	1,977
Contract liabilities	2,674	2,542
Total Current Liabilities	6,247	6,673
Long-term debt	7,249	5,262
Future pension and postretirement benefit obligations	558	654
Operating lease liabilities	336	367
Future income tax obligations	267	321
Other long-term liabilities	606	634
Total Liabilities	15,263	13,911
Commitments and contingent liabilities (Note 22)
Redeemable noncontrolling interest	160	194
Shareholders' (Deficit) Equity:
Common Stock and additional paid-in-capital	119	59
Treasury Stock	(725)	—
Accumulated deficit	(2,256)	(3,106)
Accumulated other comprehensive income (loss)	(763)	(815)
Total Shareholders' (Deficit) Equity	(3,625)	(3,862)
Noncontrolling interest	481	467
Total (Deficit) Equity	(3,144)	(3,395)
Total Liabilities and (Deficit) Equity	$12,279	$10,710

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	UTC Net Investment (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Balance as of January 1, 2019	$—	$—	$—	$2,262	$(708)	$1,554	$458	$2,012	$203
Net transfers (to) from UTC	—	—	—	(935)	—	(935)	—	(935)	—
Net income	—	—	—	1,116	—	1,116	147	1,263	4
Other comprehensive income (loss), net of tax	—	—	—	—	(50)	(50)	(9)	(59)	(2)
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(146)	(146)	(17)
Acquisitions, disposals and other changes	—	—	—	(13)	—	(13)	6	(7)	10
Balance as of December 31, 2019	$—	$—	$—	$2,430	$(758)	$1,672	$456	$2,128	$198
Adoption of credit loss standard, net of tax (Note 2)	—	—	—	(25)	—	(25)	—	(25)	—
Net transfers (to) from UTC and Separation-related transactions	—	—	—	(6,150)	—	(6,150)	—	(6,150)	—
Issuance of Common Stock and reclassification of deficit	4	—	(3,584)	3,580	—	—	—	—	—
Net income	—	—	741	165	—	906	138	1,044	12
Other comprehensive income (loss), net of tax	—	—	—	—	(57)	(57)	34	(23)	2
Stock-based compensation and Common Stock issued under employer plans	55	—	—	—	—	55	—	55	—
Cash dividends declared ($0.60 per Common Share)	—	—	(260)	—	—	(260)	—	(260)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(138)	(138)	(9)
Acquisitions, disposals and other changes	—	—	(3)	—	—	(3)	(23)	(26)	(9)
Balance as of December 31, 2020	$59	$—	$(3,106)	$—	$(815)	$(3,862)	$467	$(3,395)	$194
Net income	—	—	1,246	—	—	1,246	163	1,409	11
Other comprehensive income (loss), net of tax	—	—	—	—	52	52	(15)	37	(12)
Stock-based compensation and Common Stock issued under employer plans	62	—	(2)	—	—	60	—	60	—
Cash dividends declared ($0.92 per Common Share)	—	—	(393)	—	—	(393)	—	(393)	—
Repurchase of Common Shares	—	(725)	—	—	—	(725)	—	(725)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(145)	(145)	(11)
Acquisitions, disposals and other changes	(2)	—	(1)	—	—	(3)	11	8	(22)
Balance as of December 31, 2021	$119	$(725)	$(2,256)	$—	$(763)	$(3,625)	$481	$(3,144)	$160
See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)	2021	2020	2019
Operating Activities:
Net income	$1,420	$1,056	$1,267
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	203	191	180
Deferred income tax expense (benefit)	(92)	(51)	(8)
Stock compensation cost	65	63	37
Losses on fixed asset impairment or disposal of business	—	71	26
Change in:
Accounts receivable, net	(152)	(163)	(191)
Contract assets and liabilities, current	53	282	97
Inventories, net	14	(76)	60
Other current assets	43	28	30
Accounts payable	130	20	6
Accrued liabilities	72	(14)	(34)
Pension contributions	(37)	(64)	(32)
Other operating activities, net	31	137	31
Net cash flows provided by operating activities	1,750	1,480	1,469
Investing Activities:
Capital expenditures	(156)	(183)	(145)
Investments in businesses and intangible assets, net of cash acquired (Note 9)	(80)	(53)	(47)
Proceeds from sale of (investments in) equity securities	40	(51)	—
Receipts (payments) on settlements of derivative contracts	73	(69)	(5)
Other investing activities, net	34	3	(6)
Net cash flows used in investing activities	(89)	(353)	(203)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(304)	647	6
Proceeds from borrowings (maturities longer than 90 days)	152	—	—
Repayments of borrowings (maturities longer than 90 days)	(503)	—	—
Proceeds from issuance of long-term debt	2,030	6,300	—
Payment of debt issuance costs	(25)	(43)	—
Repayment of long-term debt	—	(1,000)	—
Dividends paid on Common Stock	(393)	(260)	—
Repurchases of Common Stock	(725)	—	—
Dividends paid to noncontrolling interest	(155)	(149)	(163)
Net transfers to UTC	—	(6,330)	(972)
Other financing activities, net	(19)	(9)	(4)
Net cash flows provided by (used in) financing activities	58	(844)	(1,133)
Effect of foreign exchange rate changes on cash and cash equivalents	(43)	59	(20)
Net increase in cash and cash equivalents	1,676	342	113
Cash, cash equivalents and restricted cash, beginning of year	1,801	1,459	1,346
Cash, cash equivalents and restricted cash, end of year	3,477	1,801	1,459
Less: Restricted cash	1,912	19	13
Cash and cash equivalents, end of period	$1,565	$1,782	$1,446
Supplemental cash flow information:
Interest paid (including related party interest of $0, $0 and $18)	$129	$81	$18
Income taxes paid, net of (refunds) (including related party of $0, $(15) and $255)	552	561	632
See accompanying Notes to Consolidated Financial Statements.

Note 1: Business Overview

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

Zardoya Otis Tender Offer

In September 2021, the Company announced a tender offer, subject to the terms and conditions thereof, to acquire all of the issued and outstanding shares of Zardoya Otis, S.A. ("Zardoya Otis") not owned by the Company at a price of €7.00 per share in cash (the "Tender Offer"), subject to adjustment for dividends and other distributions declared and paid by Zardoya Otis after the announcement, and its intention to delist the shares of Zardoya Otis from the Spanish stock exchanges subsequent to the Tender Offer. The price per share of the Tender Offer was first adjusted to €6.93 for the dividend paid on October 11, 2021. On December 21, 2021, the Company announced it reached an agreement for Euro Syns S.A. (a non-controlling equity owner in Zardoya Otis) to irrevocably tender its shares in the Tender Offer at an offer price of €7.14 per share in cash (€7.07 per share after adjusting for dividends paid by Zardoya Otis on January 10, 2022). As a result of this agreement, the Company increased the tender price to all shareholders to €7.07 per share in cash after adjusting for the dividends paid. The Tender Offer is subject to approval by the CNMV, which is still pending as of February 4, 2022. The value of the issued and outstanding shares of Zardoya Otis not owned by the Company is €1.66 billion based on the adjusted tender price of €7.07.

The Company owned a controlling interest and had operational control of Zardoya Otis as of and for the years ended December 31, 2021, 2020 and 2019, and therefore its financial results are included in our Consolidated Financial Statements. As of December 31, 2021, the Company owned 50.02% of Zardoya Otis. See Note 10, "Borrowings and Lines of Credit" and Note 20, "Guarantees" for additional information regarding financing and guarantee agreements entered into by the Company and its subsidiaries in connection with the Tender Offer.

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

The Consolidated Financial Statements include the accounts of Otis and its controlled subsidiaries, as well as entities where Otis has a variable interest and is the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The factors we use to determine the primary beneficiary of a variable interest entity ("VIE") may include decision authority, control over management of day-to-day operations and the amount of our equity investment in relation to others' investments.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of coronavirus ("COVID-19") as of December 31, 2021 and 2020, and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020 resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Consolidated Financial Statements in future reporting periods.

Risks and Uncertainties. As the global COVID-19 pandemic continues and the economic recovery is ongoing, the Company continues to closely monitor and manage the impact of the COVID-19 pandemic on its business globally. It is difficult to estimate at this time the duration and extent of the continued impact of the pandemic and ongoing economic recovery on the Company's business, financial position, cash flow and results of operations. The results of our operations and overall financial performance were impacted during the years ended December 31, 2021 and 2020, including impacts to customer demand for our new equipment, maintenance and repair and modernization businesses, cancellations or delays of customer orders, customer liquidity constraints and related credit reserves, and supplier and raw material capacity constraints, delays and related costs. Primarily in 2020, there were also temporary closures and reduced capacity of our operations, limited new equipment job site closures and challenges in accessing units to provide maintenance and repair services that also impacted our results.

Due to existing conditions and uncertainty, COVID-19 and ongoing economic recovery could have an impact on our business, cash flow and results of operations into 2022. The extent of the impact will depend largely on future developments, which are highly uncertain, including the severity of the outbreak and variants of COVID-19, efficacy, availability and distribution of vaccines, actions taken by government authorities to further contain the outbreak or address its impact and its longer-term impacts on the global economy, among other factors.

Cash and Cash Equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Restricted Cash. In certain circumstances we are required to maintain cash deposits with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. Restricted cash as of December 31, 2021 is primarily cash of $1.9 billion required to be held in escrow to fund the Tender

Offer, which is expected to be completed in 2022. The non-current portion of restricted cash is $2 million as of December 31, 2021 and 2020, and is included in Other assets on the Consolidated Balance Sheets.

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

Retainage and Unbilled Receivables. Current and long-term accounts receivable as of December 31, 2021 and 2020 include retainage of $75 million and $61 million, respectively, and unbilled receivables of $109 million and $104 million, respectively. Retainage represents amounts that, pursuant to the applicable contract, are not due until after project completion and acceptance by the customer. Unbilled receivables represent revenues that are earned but may not be currently billable to the customer under the terms of the contract. These items are expected to be billed and collected in the ordinary course of business. Unbilled receivables where we have an unconditional right to payment are included in Accounts receivable, net as of December 31, 2021 and 2020.
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

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Performance obligations partially satisfied in advance of customer billings are included in Contract assets, current. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. See Note 4, "Contract Assets and Liabilities" for further discussion of contract assets and liabilities.

Inventories. Inventories are stated at the lower of cost or estimated realizable value and are primarily based on a first-in, first-out (“FIFO”) method. Valuation reserves for excess, obsolete and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventoriable cost. See Note 7, "Inventories, Net" for further details of the inventories by classification.

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

Equity Method Investments. Entities in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other assets on the Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee entity is included in Other income (expense), net in the Consolidated Statements of Operations since the activities of the investee entity are closely aligned with the operations of the Company. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the operating segment level. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identified that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. When it is determined that a quantitative analysis is required, the Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. The Company completed its most recent annual impairment testing as of July 1, 2021, and determined in the qualitative assessment that quantitative testing is not necessary. There were no triggering events since the annual impairment test.

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

The U.S. Tax Cuts and Jobs Act ("TCJA") subjects the Company to a tax on Global Intangible Low-Taxed Income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We account for GILTI as a period cost as incurred.

Income taxes as presented in the Consolidated Financial Statements of the Company for periods prior to the Separation attribute current and deferred income taxes of our former parent, UTC, to the Company's stand-alone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, the Company's income tax provision for periods prior to the Separation was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a stand-alone enterprise. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the consolidated financial statements of UTC may not be included in the Consolidated Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated Financial Statements of the Company may not be reflected in the consolidated financial statements and tax returns of UTC. Therefore, such items as net operating losses, credit carry-forwards and valuation allowances may exist in the stand-alone financial statements that may or may not exist in UTC’s consolidated financial statements. As such, the income taxes of the Company as presented in the Consolidated Financial Statements prior to the Separation may not be indicative of the income taxes that the Company will report in the future.

See Note 5, "Related Parties" and Note 16, "Income Taxes" for additional information.

Revenue Recognition. We recognized revenue in accordance with FASB ASC Topic 606: Revenue from Contracts with Customers and its related amendments, (referred to, collectively, as "ASC 606”). The Company's revenue streams include new equipment, maintenance and repair, and modernization. New equipment, modernization and repair services revenue are recognized over time as we are enhancing an asset the customer controls. Maintenance revenue is recognized on a straight-line basis over the life of the maintenance contract.

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

Loss Contracts. Loss provisions on contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at contract inception. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become probable.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of December 31, 2021, our total RPO was approximately $17.1 billion. Of the total RPO as of December 31, 2021, we expect approximately 89% will be recognized as sales over the following 24 months.

Additional disclosure required by ASC 606 is provided in Note 23, "Segment Financial Data", including disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Self-Insurance. The Company is primarily self-insured for a number of risks including, but not limited to, workers’ compensation, general liability, automobile liability and employee-related healthcare benefits. The Company has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses within Accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, totaling $287 million and $299 million as of December 31, 2021 and 2020, respectively.

Derivatives and Hedging Activity. We have used derivative instruments, principally forward contracts, to help manage certain foreign currency and commodity price exposures. Derivative instruments are viewed as risk management tools by us and are not used for trading or speculative purposes. By their nature, all financial instruments involve market and credit risks. We enter into derivative and other financial instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We limit counterparty exposure and concentration of risk by diversifying counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties.

Designated Derivative Instruments. Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Derivatives used to hedge foreign currency denominated balance sheet items and commodity prices for materials recognized in cost of sales, and are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), net of tax and reclassified to earnings as a component of product sales or expenses, as applicable, when the hedged transaction occurs. Gains and losses on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Consolidated Statement of Cash Flows. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

Additional information pertaining to net investment hedging is included in Note 18, "Financial Instruments".

Non-designated Derivative Instruments. To the extent the hedge accounting criteria are not applied, the foreign currency forward contracts and commodity price contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. Additional information pertaining to these contracts is included in Note 18, "Financial Instruments".

In addition, the Company periodically enters into sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the embedded derivative component of these contracts. The changes in the fair value of these embedded derivatives are recorded in Other income (expense), net in the Consolidated Statements of Operations. For the years ended December 31, 2021, 2020 and 2019, we recognized a gain of $1 million, a loss of $3 million and a loss of $27 million, respectively, due to the changes in fair value of embedded derivatives.

Environmental. Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including current laws, regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. Liabilities with fixed or reliably determinable future cash payments are discounted. Accrued environmental liabilities are not reduced by potential insurance reimbursements. See Note 22, "Contingent Liabilities" for additional details on the environmental remediation activities.

Research and Development. These costs are expensed in the period incurred and are shown on a separate line of the Consolidated Statements of Operations. Research and development expenses, covering research and the advancement of potential new and improved products and their uses, primarily include salaries and other employment costs.

Other Income (Expense), Net. Other income (expense), net includes the impact of changes in the fair value and settlement of derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses, gains on insurance recoveries and certain other infrequent operating income and expense items.

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

Pension and Postretirement Obligations. Guidance under FASB ASC Topic 715: Compensation – Retirement Benefits requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under this guidance, actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Pension and postretirement obligation balances and related costs reflected within the Consolidated Financial Statements include both costs directly attributable to plans dedicated to Otis, as well as an allocation of costs for Otis employees’ participation in our former parent, UTC’s plans prior to Separation. See Note 13, "Employee Benefit Plans" for additional information.

Additional Paid-in Capital. Additional paid-in capital includes the value of stock-based award activity, as well as the difference between the cost of acquiring the Noncontrolling interest in consolidated subsidiaries and Otis' carrying value of the Noncontrolling interest associated with those subsidiaries.

In 2021, the Company recorded in Additional paid-in capital $2 million for transaction costs associated with the anticipated acquisition of shares of Zardoya Otis not owned by the Company. Refer to Note 1, "Business Overview" for additional information on the Tender Offer.

Noncontrolling Interest. Ownership interest in the Company's consolidated subsidiaries held by parties other than the Company are presented separately from Shareholders' (Deficit) Equity as “Noncontrolling interest” within equity on the Consolidated Balance Sheets. The amount of net income attributable to Otis Worldwide Corporation and the noncontrolling interest are both presented on the Consolidated Statements of Operations.

All noncontrolling interest with redemption features, such as put options or other contractual obligations to acquire the noncontrolling interest, that are not solely within our control are redeemable noncontrolling interest. Redeemable noncontrolling interest are reported in the mezzanine section of the Consolidated Balance Sheets, between Liabilities and equity (deficit), at the greater of redemption value or initial carrying value.

In 2021, the Company identified a misclassification between noncontrolling interest and redeemable noncontrolling interest. The impact of the correction of the misclassification to the Consolidated Balance Sheets as of January 1, 2019 was an increase to redeemable noncontrolling interest of $94 million, a decrease to noncontrolling interest of $79 million and a decrease to UTC Net Investment of $15 million. The impact of the correction of the misclassification to the Consolidated Balance Sheets as of December 31, 2019 was an increase to redeemable noncontrolling interest of $103 million, a decrease to noncontrolling interest of $75 million and a decrease to UTC Net Investment of $28 million. The impact of the correction of the misclassification to the Consolidated Balance Sheets as of December 31, 2020 was an increase to redeemable noncontrolling interest of $111 million, a decrease to noncontrolling interest of $81 million and a decrease to Accumulated Deficit of $30 million. Additionally, the impact of redeemable noncontrolling interest to net income attributable to common shareholders was a reduction of $0.03 to basic and diluted earnings per share of Common Stock in 2019. There was no impact to basic or diluted earnings per share of Common Stock in 2020.

The activity attributable to noncontrolling interest and redeemable noncontrolling interest for the years ended December 31, 2021, 2020 and 2019 are presented in the Consolidated Statements of Changes in Equity.

UTC Net Investment. For periods prior to the Separation, UTC’s Net Investment in the Company was presented as “UTC Net Investment (Deficit)” on the Consolidated Balance Sheets. The Consolidated Statements of Changes in Equity includes activity in UTC Net Investment (Deficit) for corporate allocations, net cash transfers and other property transfers between our former parent, UTC, and the Company, as well as related party receivables, payables and long-term debt between the Company and other UTC affiliates that were settled on a current basis. Prior to the Separation, UTC performed cash management and other treasury-related functions on a centralized basis for nearly all of its legal entities, which included the Company, and, consequently, the net cash generated by the Company in legal entities that participated in UTC’s centralized cash management and financing programs was transferred to UTC through the related party accounts. See Note 5, "Related Parties" for additional information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments including trade receivables, contract assets, long term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information and current conditions through a reasonable forecast period. The Credit Loss Standard requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash after-tax adjustment to retained earnings as of January 1, 2020 of $25 million was recorded.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The provisions of this ASU were effective for years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU were effective for years beginning after December 15, 2019. The Company adopted this standard prospectively effective January 1, 2020. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The new standard allows companies to reclassify to retained earnings the stranded tax effects in Accumulated other comprehensive income from the then-newly-enacted TCJA. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard and elected to reclassify the income tax effects of the TCJA from Accumulated other comprehensive (loss) to UTC Net Investment effective January 1, 2019. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard includes updates to the disclosure requirements for defined benefit plans including several additions, deletions and modifications to the disclosure requirements. The provisions of this ASU were effective for years ending after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU were effective for years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Future Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 may be adopted and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. We are currently evaluating the impact of adopting this standard but do not expect it to have a material impact on our Consolidated Financial Statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early application permitted. We are currently evaluating the impact of adopting this standard, however we do not expect it to have a material impact on our Consolidated Financial Statements.

Note 3: Earnings per Share

On April 3, 2020, the date of consummation of the Separation, 433,079,455 shares of the Common Stock, par value $0.01 per share, were distributed to UTC shareholders of record as of March 19, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all shares were owned by UTC prior to the Separation. For the 2019 calculations, these shares are treated as issued and outstanding at January 1, 2019 for purposes of calculating historical basic and diluted earnings per share.

(dollars in millions, except per share amounts; shares in millions)	2021	2020	2019
Net income attributable to Otis Worldwide Corporation	$1,246	$906	$1,116
Impact of redeemable noncontrolling interest	—	—	(13)
Net income attributable to common shareholders	$1,246	$906	$1,103

Basic weighted average number of shares outstanding	427.7	433.2	433.1
Stock awards and equity units (share equivalent)	3.7	1.4	—
Diluted weighted average number of shares outstanding	431.4	434.6	433.1

Earnings Per Share of Common Stock:
Basic	$2.91	$2.09	$2.55
Diluted	$2.89	$2.08	$2.55

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 0.1 million and 4.6 million of anti-dilutive stock awards excluded from the computation for 2021 and 2020, respectively.

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

For the purpose of the above diluted earnings per share computation, we only included the units associated with the converted Otis share-based awards. These awards were assumed to be outstanding beginning from the Separation date.

Note 4: Contract Assets and Liabilities

Contract assets reflect revenue recognized in advance of customer billing. Contract liabilities are recognized when a customer pays consideration, or we have a right to receive an amount of unconditional consideration, in advance of the satisfaction of performance obligations under the contract. We typically receive progress payments from our customers as we perform our work over time.

Total Contract assets and Contract liabilities as of December 31, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Contract assets, current	$550	$458
Total contract assets	550	458

Contract liabilities, current	2,674	2,542
Contract liabilities, noncurrent (included within Other long-term liabilities)	52	44
Total contract liabilities	2,726	2,586
Net contract liabilities	$2,176	$2,128

Contract assets increased by $92 million during the year ended December 31, 2021 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $140 million during the year ended December 31, 2021 primarily due to contract billings in excess of revenue earned. During the years ended December 31, 2021 and 2020, we recognized revenue of $2.0 billion and $1.6 billion related to the contract liabilities as of January 1, 2021 and as of January 1, 2020, respectively.

Note 5: Related Parties

In connection with the Separation as further described in Note 1, "Business Overview", the Company entered into several agreements with our former parent, UTC, and Carrier. These agreements include a separation and distribution agreement that sets forth certain agreements with UTC and Carrier regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Carrier and Otis as part of the Separation.

Under the TSA, which is substantially completed as of December 31, 2021, RTX provided the Company certain services and we provided certain services to RTX. The EMA allocates among Otis, UTC and Carrier the liabilities and responsibilities relating to employment matters, employee compensation and benefit plans, benefit programs and other related matters.

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

Net Transfers from (to) UTC and Separation Transactions. In connection with the Separation, certain assets and liabilities were contributed to the Company by our former parent, UTC, leading up to and at the time of the Separation. During 2020 prior to the Separation, net liabilities of $43 million were contributed to the Company by our former parent, UTC, primarily consisting of deferred tax assets and liabilities and fixed assets. Prior to the Separation, these non-cash contributions were recorded as Net transfers (to) from UTC on the Consolidated Statements of Changes in Equity through UTC Net Investment.

Upon Separation, the following were recorded as Net transfers (to) from UTC and Separation-related transactions on the Consolidated Statements of Changes in Equity through UTC Net Investment:

(dollars in millions)
Cash and cash equivalents	$220
Taxes and other	187
Total	$407

Prior to the Separation, our former parent, UTC, paid Otis Cash and cash equivalents of $190 million in connection with the Separation Agreement, and $30 million as settlement of related party receivables due from UTC to Otis as a result of a cash overdraft as of March 31, 2020.

Additionally, the TCJA imposed a non-recurring toll charge, paid in installments over an 8-year period on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Under the terms of the TMA, Otis will indemnify RTX for a percentage of the toll charge installment payments due after April 3, 2020. As a result, a portion of Otis' balance of Future income tax obligations corresponding to the toll charge was reclassified as a contractual indemnity obligation within Other long-term liabilities on the Consolidated Balance Sheets. The TMA also provides for RTX to indemnify Otis for certain foreign tax obligations as a result of Otis' inclusion in certain foreign consolidated tax returns prior to the Separation. As a result, Otis reflected this contractual indemnification asset within Other current assets and the related tax obligations within Accrued liabilities on the Consolidated Balance Sheets. As a result of the Separation and the provisions of the TMA, Otis' total net tax-related liabilities on April 3, 2020 were reduced by $191 million, comprising the following impacts to the Consolidated Balance Sheets:

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

In addition to Income taxes paid, net of (refunds) on the Consolidated Statements of Cash Flows, as a result of the TMA, the Company made payments of $56 million and $86 million in 2021 and 2020, respectively, for foreign tax obligations that were reimbursed by RTX.

Shared Costs. The Consolidated Financial Statements have been prepared on a standalone basis for the periods prior to the Separation on April 3, 2020, and for those periods are derived from the consolidated financial statements and accounting records of our former parent, UTC. Prior to the Separation, the Company had been managed and operated in the normal course of business with other affiliates of UTC, and UTC incurred corporate costs such as treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally included all payroll and benefit costs, as well as overhead costs related to certain functions. All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded.

Accordingly, prior to the Separation, shared costs of $16 million and $80 million were allocated to the Company for 2020 and 2019, respectively, primarily reflected in Selling, general and administrative expense on the Consolidated Statements of Operations. There were no allocated centralized costs for the periods after the Separation.

Separation Costs. We have incurred non-recurring Separation costs as follows:

(dollars in millions)	2021	2020	2019
Separation costs	$27	$119	$43

Separation-related costs prior to the Separation primarily consisted of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. Costs after the Separation primarily consist of costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. Separation costs of $16 million, $106 million and $43 million, in 2021, 2020 and 2019, respectively, are recorded in Selling, general and administrative expense on the Consolidated Statements of Operations. Additional Separation-related items, which are recorded in Other income (expense), net, include adjustments to indemnification assets due from RTX related to the finalization of tax settlements in accordance with the TMA and other Separation-related costs.

Separation costs in 2021, 2020 and 2019 are partially offset by income tax benefits of $15 million, $20 million and $6 million, respectively.

Cash Management and Financing. Prior to the Separation, the Company participated in UTC's centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which were operated by our former parent, UTC. Cash receipts were transferred to centralized accounts, which were also maintained by UTC. As cash was received and disbursed by UTC, it was accounted for by the Company through UTC Net Investment. All short and long-term debt was financed by UTC prior to the issuance of the notes and the term loan in connection with the Separation, and the financing decisions for wholly and majority owned subsidiaries were determined by UTC. The cash reflected on the Consolidated Statements of Cash Flows as of December 31, 2019 represents cash on hand at certain foreign entities that did not participate in the centralized cash management program and were specifically identifiable to the Company.

Long-Term Debt, Accounts Receivable and Accounts Payable. Certain related party transactions between the Company and our former parent, UTC, have been included within UTC Net Investment on the Consolidated Balance Sheets in the historical periods presented prior to the Separation. The UTC Net Investment includes related party receivables due from UTC and its affiliates of $7.7 billion as of December 31, 2019. The UTC Net Investment includes related party payables due to UTC and its affiliates of $750 million as of December 31, 2019, which primarily related to centralized cash management and financing programs. The UTC Net Investment includes related party debt due to UTC and its affiliates of $100 million as of December 31, 2019. The interest income and interest expense related to the activity with UTC that was included in Otis' results is presented on a net basis in the Consolidated Statements of Operations as this is settled in cash. Interest income and interest expense on the activity with our former parent UTC in 2019 was $23 million and $18 million, respectively. There was no interest income or interest expense activity with our former parent, UTC, in 2021 or 2020. The total effect of the settlement of these related party transactions is reflected as a financing activity on the Consolidated Statements of Cash Flows for the historical periods presented.

Note 6: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31:

(dollars in millions)	2021	2020
Trade receivables	$3,117	$2,987
Unbilled receivables	109	104
Customer financing notes receivable	93	130
Miscellaneous receivables	88	88
	3,407	3,309
Less: allowance for expected credit losses	175	161
Balance	$3,232	$3,148

Credit Losses. We are exposed to credit losses primarily through our net sales of products and services to our customers which are recorded as Accounts Receivable, net on the Consolidated Balance Sheets. We evaluate each customer's ability to pay through assessing customer creditworthiness, historical experience and current economic conditions through a reasonable forecast period. Factors considered in our evaluation of assessing collectability and risk include: underlying value of any collateral or security interests, significant past due balances, historical losses and existing economic conditions including country and political risk. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses. We may require collateral or prepayment to mitigate credit risk.

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

The changes in allowance for credit losses related to Accounts receivable, net for the years ended December 31, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Balance as of January 1	$161	$83
Impact of credit standard adoption	—	28
Provision for expected credit losses	37	40
Write-offs charged against the allowance for expected credit losses	(15)	(20)
Foreign exchange and other	(8)	30
Balance as of December 31	$175	$161

During 2020, there was approximately $26 million of previously reserved balances reclassified to allowance for credit losses. As a result, there was no impact to the Consolidated Statements of Operations for 2020.

Note 7: Inventories, Net

(dollars in millions)	2021	2020
Raw materials and work-in-process	$140	$113
Finished goods	482	546
Total	$622	$659

Raw materials and work-in-process and Finished goods are net of valuation reserves of $99 million and $112 million as of December 31, 2021 and 2020, respectively.

Note 8: Fixed Assets

(dollars in millions)	Estimated Useful Lives	2021	2020
Land		$43	$48
Buildings and improvements	20 - 40 Years	596	616
Machinery and equipment	3 - 12 Years	1,166	1,175
Assets under construction		125	132
		1,930	1,971
Less: Accumulated depreciation		(1,156)	(1,197)
		$774	$774

Depreciation expense was $116 million, $100 million and $85 million in 2021, 2020 and 2019, respectively.

In 2020, as a result of reviewing our technology strategies following the Separation, the Company recorded a pre-tax loss for the write-off of Assets under construction of approximately $71 million within Other income (expense), net in the Consolidated Statements of Operations.

Fixed assets acquired during the year that are accrued within Accounts payable at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statements of Cash Flows. Capital expenditures of $2 million, $15 million and $8 million were accrued within Accounts payable in the Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019, respectively.

Note 9: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses and intangible assets, net of cash acquired, totaled $80 million, $55 million (including debt assumed) and $47 million in 2021, 2020 and 2019, respectively. The acquisitions and investments consisted of a number of acquisitions primarily in our Service segment. Transaction costs incurred were not considered significant.

In 2019, the Company recorded a pre-tax loss on the sale of a business of $19 million within Other income (expense), net on the Consolidated Statement of Operations. There were no significant disposals of businesses for the years ended December 31, 2021 or 2020.

Goodwill. Changes in our Goodwill balances in 2021 were as follows:

(dollars in millions)	Balance as of January 1, 2021	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2021
New Equipment	$357	$—	$(21)	$336
Service	1,416	2	(87)	1,331
Total	$1,773	$2	$(108)	$1,667

Changes in our Goodwill balances in 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2020
New Equipment	$337	$—	$20	$357
Service	1,310	30	76	1,416
Total	$1,647	$30	$96	$1,773

Intangible Assets. Identifiable intangible assets are comprised of the following:

	2021		2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,025	$(1,638)	$2,123	$(1,661)
Patents, trademarks/trade names	21	(17)	22	(16)
Customer relationships and other	64	(43)	54	(45)
	2,110	(1,698)	2,199	(1,722)
Unamortized:
Trademarks and other	7	—	7	—
Total	$2,117	$(1,698)	$2,206	$(1,722)

Fully amortized service portfolios of $117 million were written off during 2020.

Amortization of intangible assets was $87 million, $91 million and $95 million in 2021, 2020 and 2019, respectively. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible Assets during 2021, 2020 and 2019.

The estimated future amortization of intangible assets is as follows:

(dollars in millions)	2022	2023	2024	2025	2026
Future amortization	$81	$69	$61	$54	$40

Note 10: Borrowings and Lines of Credit

(dollars in millions)	2021	2020
Commercial paper	$—	$664
Other borrowings	24	37
Total short-term borrowings	$24	$701

Commercial Paper. As of December 31, 2021, we had an aggregate $1.5 billion unsecured, unsubordinated commercial paper programs in place, and no borrowings outstanding under such programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

In September 2020, we issued €420 million of Euro denominated commercial paper. The Euro denominated commercial paper, while outstanding, qualified as a net investment hedge against our investments in European businesses. During 2021, we fully repaid the Euro denominated commercial paper and there is no longer a related net investment hedge as of December 31, 2021. Refer to Note 18, "Financial Instruments" for further details on net investment hedges.

We also issued $150 million of U.S. Dollar commercial paper in November 2020, which was fully repaid during 2021. The commercial paper issued in 2020 was used to pay down the term loan described further below under "Long-term debt".

Long-term debt. As of December 31, 2021, we have a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, effective as of April 3, 2020, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of December 31, 2021, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

On February 10, 2020, we entered into a term loan credit agreement, as amended, providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility (the "term loan"). The Company drew on the full amount of the term loan on March 27, 2020 and then prepaid the full amount during 2020, resulting in the termination of the term loan credit agreement. Additionally, on February 27, 2020, we issued $5.3 billion unsecured, unsubordinated notes. The net proceeds of the term loan and the notes of approximately $6.3 billion were distributed to our former parent, UTC, prior to the Separation.

On March 11, 2021, we issued ¥21.5 billion Japanese Yen denominated ($199 million), unsecured, unsubordinated 5-year notes due March 2026 (the "Yen Notes"). The net proceeds of the Yen Notes were used to repay a portion of our outstanding Euro denominated commercial paper. The Yen Notes qualify as a net investment hedge against our investments in Japanese businesses. As of December 31, 2021, the net investment hedge is deemed to be effective. Refer to Note 18, "Financial Instruments" for further details on net investment hedges.

On September 22, 2021, we entered into a €1.65 billion bridge loan credit agreement (the "Bridge Credit Facility") and related guarantees in connection with the Tender Offer, which was intended to be drawn only to the extent we did not obtain permanent debt financing prior to the settlement date of the Tender Offer. On November 12, 2021, we issued €1.6 billion Euro denominated ($1.8 billion), unsecured, unsubordinated notes (the "Euro Notes"). The net proceeds of the Euro Notes will be used to fund the Tender Offer. Upon issuing the Euro Notes, the Bridge Credit Facility and related guarantees were terminated.

The revolving credit agreement and indentures contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Company's and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement requires that we maintain a maximum consolidated leverage ratio, as defined in the agreement. The revolving credit agreement and indentures also contain events of default customary for financings of these types. The Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all notes as of December 31, 2021.

Long-term debt consisted of the following as of December 31:

(dollars in millions)	2021	2020
LIBOR plus 45 bps floating rate notes due 2023 [1,2]	$500	$500
0.000% notes due 2023 (€500 million principal value) [2]	565	—
2.056% notes due 2025 [2]	1,300	1,300
0.37% notes due 2026 ( ¥21.5 billion principal value) [2]	189	—
0.318% notes due 2026 (€600 million principal value) [2]	677	—
2.293% notes due 2027 [2]	500	500
2.565% notes due 2030 [2]	1,500	1,500
0.934% notes due 2031 (€500 million principal value) [2]	565	—
3.112% notes due 2040 [2]	750	750
3.362% notes due 2050 [2]	750	750
Other (including finance leases)	4	5
Total principal long-term debt	$7,300	$5,305
Other (premiums, discounts and debt issuance costs)	(51)	(43)
Total long-term debt	7,249	5,262
Less: current portion	—	—
Long-term debt, net of current portion	$7,249	$5,262

1 The three-month LIBOR rate as of December 31, 2021 was approximately 0.21%.
2 We may redeem these notes at our option pursuant to certain terms.

Debt issuance costs are presented as a reduction of debt on the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 reflects the following:

(dollars in millions)	2021	2020	2019
Debt issuance costs amortization	$6	$5	$—
Total interest expense on debt (including debt issuance costs amortization)	136	124	—

The unamortized debt issuance costs as of December 31, 2021 and 2020 were $51 million and $43 million, respectively. In addition to interest on debt, Interest expense (income), net on the Consolidated Statements of Operations in 2021 includes the write-off of $11 million in financing costs associated with the Bridge Credit Facility and related guarantees that were terminated.

The average maturity of our long-term debt as of December 31, 2021 is approximately 8.9 years. The average interest expense rate on our borrowings as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Short-term borrowings	—%	(0.2)%
Total long-term debt	1.9%	2.4%

The average interest expense rate on our borrowings for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Short-term borrowings	(0.3)%	(0.2)%
Total long-term debt	2.3%	2.3%

The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(dollars in millions)	Principal Payments
2022	$—
2023	1,066
2024	1
2025	1,301
2026	867
Thereafter	4,065
Total	$7,300

Note 11: Accrued Liabilities

(dollars in millions)	2021	2020
Accrued salaries, wages and employee benefits	$603	$556
Accrued interest	221	223
Operating lease liabilities	181	167
Accrued income taxes payable	142	182
VAT and other non-income tax payables	97	102
Other liabilities	749	747
Total	$1,993	$1,977

Accrued interest primarily consists of interest accrued for uncertain tax positions and the German tax litigation as described in Note 22, "Contingent Liabilities", as well as $46 million and $45 million of interest accrued for borrowings as of December 31, 2021 and 2020, respectively, as described in Note 10, "Borrowings and Lines of Credit".

Note 12: Other Long-term Liabilities

(dollars in millions)	2021	2020
Contractual indemnity obligation	$220	$239
General, product and auto liability	154	152
Employee benefits	105	113
Other liabilities	127	130
Total	$606	$634

The Contractual indemnity obligation consists of a payable to RTX, resulting from the TMA. See Note 5, "Related Parties" for further details.

Note 13: Employee Benefit Plans

The Company sponsors numerous single-employer domestic and international employee benefit plans and, prior to the Separation, certain of our employees participated in employee benefit plans (“Shared Plans”) sponsored by our former parent, UTC, that included participants of the other UTC businesses. We have accounted for our participation in the Shared Plans prior to the Separation as multiemployer benefit plans, as discussed below.

Employee Savings Plans. We sponsor various employee savings plans. Prior to the Separation, our former parent, UTC, also sponsored and contributed to defined contribution employee savings plans in which certain Otis employees participated. Our contributions to employer-sponsored defined contribution plans were $62 million, $54 million and $41 million for 2021, 2020, and 2019, respectively.

Pension Plans. We sponsor both funded and unfunded domestic and international defined benefit pension plans that cover a large number of our employees. While we sponsor domestic pension plans that provide retirement benefits to certain employees, they are not a material component of the projected benefit obligation. Our plans use a December 31 measurement date consistent with our fiscal year.

(dollars in millions)	2021	2020
Change in benefit obligation:
Beginning balance	$1,225	$1,092
Service cost	43	40
Interest cost	13	16
Actuarial (gain) loss	(50)	40
Benefits paid	(24)	(28)
Net settlement, curtailment and special termination benefits	(31)	(26)
Other	(50)	91
Ending balance	$1,126	$1,225

Change in plan assets:
Beginning balance	$703	$622
Actual return on plan assets	43	24
Employer contributions	37	64
Benefits paid	(24)	(28)
Settlements	(31)	(26)
Other	(38)	47
Ending balance	$690	$703

Funded status:
Fair value of plan assets	$690	$703
Benefit obligations	(1,126)	(1,225)
Funded status of plan	$(436)	$(522)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$106	$87
Current liability	(23)	(21)
Noncurrent liability	(519)	(588)
Net amount recognized	$(436)	$(522)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$176	$280
Prior service credit	2	(1)
Net amount recognized	$178	$279

The amounts included in "actuarial (gain) loss" in the above table primarily are due to changes in discount rate assumptions driven by changes in corporate bond yields. The amounts included in “Other” in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Australia, Canada, Germany, Japan, Spain, South Korea and Switzerland.

In 2021, 2020 and 2019 we made cash contributions to our defined benefit pension plans of $37 million, $64 million and $32 million, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(dollars in millions)	2021	2020
Projected benefit obligation	$567	$787
Accumulated benefit obligation	499	685
Fair value of plan assets	49	205

Information for pension plans with projected benefit obligations in excess of plan assets:

(dollars in millions)	2021	2020
Projected benefit obligation	$806	$991
Accumulated benefit obligation	694	846
Fair value of plan assets	263	383

The accumulated benefit obligation for all defined benefit pension plans was $1.0 billion and $1.1 billion as of December 31, 2021, and 2020, respectively.

The components of the net periodic pension cost are as follows:

(dollars in millions)	2021	2020	2019
Service cost	$43	$40	$33
Interest cost	13	16	21
Expected return on plan assets	(23)	(25)	(24)
Amortization of prior service credit	—	(1)	(1)
Recognized actuarial net loss	18	16	10
Net settlement, curtailment and special termination benefits loss (gain)	2	5	2
Net periodic pension cost – employer	$53	$51	$41

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

(dollars in millions)	2021	2020	2019
Current year actuarial (gain) loss	$(70)	$41	$28
Amortization of actuarial loss	(18)	(16)	(10)
Amortization of prior service credit	—	1	1
Net settlement and curtailment (loss) gain	(2)	(5)	(2)
Other	(11)	24	27
Total recognized in other comprehensive (income) loss	$(101)	$45	$44
Net recognized in net periodic pension cost and other comprehensive (income) loss	$(48)	$96	$85

The amounts included in “Other” in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Australia, France, Germany, Canada and Switzerland.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Cost
	2021	2020	2021	2020	2019
Discount rate:
Projected benefit obligation	1.5%	1.1%	1.1%	1.5%	2.5%
Salary scale	3.0%	3.0%	3.0%	3.1%	3.3%
Expected return on plan assets	—	—	3.6%	4.5%	5.2%
Interest crediting rate	1.0%	0.6%	0.6%	0.7%	1.5%

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

The fair values of pension plan assets as of December 31, 2021 and 2020 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$70	$2	$—	$—	$72
Global Equity Funds at net asset value (5)	—	—	—	196	196
Fixed income securities:
Governments	19	—	—	—	19
Corporate Bonds	42	1	—	—	43
Fixed income securities at net asset value (5)	—	—	—	117	117
Real estate (2) (5)	11	14	—	11	36
Other (3) (5)	4	126	—	24	154
Cash and cash equivalents (4) (5)	4	1	—	44	49
Total	$150	$144	$—	$392	686
Other assets and liabilities (6)					4
Total as of December 31, 2021					$690

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$52	$39	$—	$—	$91
Global Equity Funds at net asset value (5)	—	—	—	154	154
Fixed income securities:
Governments	20	41	—	—	61
Corporate Bonds	49	4	—	—	53
Fixed income securities at net asset value (5)	—	—	—	90	90
Real estate (2) (5)	12	6	—	12	30
Other (3) (5)	2	129	—	25	156
Cash and cash equivalents (4) (5)	6	1	—	41	48
Total	$141	$220	$—	$322	$683
Other assets and liabilities (6)					20
Total as of December 31, 2020					$703

(1) Represents investments in mutual funds and investments in commingled funds that invest primarily in common stocks.
(2) Represents investments in real estate including commingled funds.
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

We expect to make total contributions of approximately $34 million to our global defined benefit pension plans in 2022, including benefit payments to be paid directly from corporate assets.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $60 million in 2022, $65 million in 2023, $62 million in 2024, $66 million in 2025, $66 million in 2026, and $339 million from 2027 through 2031.

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The benefit obligation was $10 million and $11 million as of December 31, 2021, and 2020, respectively. The net periodic cost was $1 million for 2021, 2020 and 2019, respectively. Other comprehensive gain of $1 million was recognized during 2021 and other comprehensive loss of $2 million was recognized during 2020, related to changes in benefit obligations.

The projected benefit obligation discount rate was 5.0% and 4.3% as of December 31, 2021 and 2020, respectively. The Net Cost discount rate was 4.3%, 4.7% and 5.3% for 2021, 2020 and 2019, respectively.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $1 million each year from 2022 through 2026, and $3 million from 2027 through 2031.

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

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2021 and 2020 is for the plan’s year-end at June 30, 2020 and June 30, 2019, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Our significant plan is in the green zone which represents a plan that is at least 80% funded and does not require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”). An extended amortization provision of ten years was utilized to recognize investment gains or losses for our significant plan through June 30, 2019.

(dollars in millions)		PPA Zone Status		FIP/RP Status	Contributions			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2021	2020	Pending/Implemented	2021	2020	2019
National Elevator Industry Pension Plan	23-2694291	Green	Green	No	$128	$131	$127	No	7/8/2022
Other funds					8	7	9
					$136	$138	$136

For the plan years ended June 30, 2020 and 2019, respectively, we were listed in the National Elevator Industry Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, the Form 5500 was not available for the plan year ending June 30, 2021.

In addition, we participate in multiemployer arrangements that provide postretirement benefits other than pensions, with the National Elevator Industry Health Benefit Plan being the most significant. These arrangements generally provide medical and life benefits for eligible active employees and retirees and their dependents. Contributions to multiemployer plans that provide postretirement benefits other than pensions were $20 million, $20 million and $21 million for 2021, 2020 and 2019, respectively.

UTC Sponsored Defined Benefit Plans. Defined benefit pension and postretirement benefit plans were sponsored by our former parent, UTC, and have been accounted for as multi-employer plans in these Consolidated Financial Statements, in accordance with FASB ASC Topic 715-30: Defined Benefit Plans – Pension and FASB ASC Topic 715-60: Defined Benefit Plans – Other Postretirement. The Company's participation in the defined pension and postretirement benefit plans sponsored by our former parent, UTC, concluded upon the completion of the Separation. The amounts for pension and postretirement expenses for Service cost and Non-service pension benefit were $1 million and $5 million, respectively, in 2020, and $15 million and $42 million, respectively, in 2019.

Stock-based Compensation. In connection with the Separation, the Company adopted the 2020 Long-Term Incentive Plan (the "Plan"). The Plan became effective on April 3, 2020. A total of 45 million shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted share unit awards, stock appreciation rights, stock options, and performance-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted share units held for more than one year may become vested and exercisable (if applicable), subject to certain terms and conditions. Awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year remain eligible to vest based on actual performance relative to target metrics. All other restricted awards generally have a three-year vesting period. We currently intend to issue new shares for share option exercises and conversions under our equity compensation arrangements, and will continue to evaluate this policy in connection with our share repurchase program. As of December 31, 2021, approximately 26 million shares remain available for awards under the 2020 Plan.

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

Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by our former parent, UTC. The UTC stock-based compensation plans included various types of market and performance-based incentive awards, including stock options, stock appreciation rights, restricted stock units, and performance-based share units. All awards granted under the plans were based on UTC common shares, and only the activity attributable to Otis employees from these awards, as converted at the Separation, is reflected in the accompanying Consolidated Financial Statements for the years ended December 31, 2021 and 2020.

Stock-based Compensation Expense

We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Year Ended
(dollars in millions)	2021	2020	2019
Stock-based compensation expense (Share-based)	$65	$63	$37
Stock-based compensation expense (Cash-based)	2	(4)	10
Total gross stock-based compensation expense	67	59	47
Less: future tax benefit	8	7	5
Stock-based compensation expense, net of tax	$59	$52	$42

For periods prior to the Separation, stock-based compensation expense includes expense attributable to Otis, and the fair value assumptions are based on the awards and terms previously granted under the UTC incentive compensation plan to Otis employees. Accordingly, the amounts presented for the years ended December 31, 2020 and 2019 are not necessarily indicative of future awards and do not necessarily reflect the results that Otis would have experienced as an independent publicly-traded company.

For the years ended December 31, 2021, 2020 and 2019, the amount of cash received from the exercise of stock options was $4 million, $3 million and $10 million, respectively, with an associated tax benefit realized of $4 million, $2 million and $6 million, respectively. In addition, for the years ended December 31, 2021, 2020 and 2019, the associated tax benefit realized from the vesting of performance share units and other restricted awards was $4 million, $1 million and $4 million, respectively. The 2021 and 2020 amounts were computed using current U.S. federal and state tax rates.

As of December 31, 2021, there was approximately $57 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years.

A summary of the transactions under Otis' plans for the year ended December 31, 2021 follows:

	Stock Appreciation Rights		Restricted Share Units		Performance Share Units		Stock Options
(shares in thousands)	Shares	Average Price*	Shares	Average Price**	Shares	Average Price**	Shares	Average Price*
Outstanding at:
December 31, 2020	12,177	$60.63	1,710	$63.94	—	$—	454	$55.31
Granted (1)	1,344	64.81	483	68.67	334	67.58	19	71.93
Exercised / Earned (1)	(2,269)	51.67	(458)	68.31	—	—	(96)	46.41
Cancelled	(537)	66.72	(83)	67.60	(4)	67.71	(1)	80.97
December 31, 2021	10,715	$62.74	1,652	$63.91	330	$67.58	376	$58.31

* Weighted-average grant price
** Weighted-average grant fair value
(1) Includes annual retainer awards issued to the Board of Directors

The weighted-average grant date fair value of stock options and stock appreciation rights granted by Otis and our former parent, UTC, during 2021, 2020 and 2019 was $14.83, $10.38 and $20.92, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, and other restricted stock awards granted by Otis and UTC during 2021, 2020 and 2019 was $68.22, $54.29 and $109.17, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2021, 2020 and 2019 was $74 million, $13 million and $53 million, respectively. The total fair value (which is the stock price at vesting) of performance share units and other restricted awards vested was $32 million, $10 million and $33 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of December 31, 2021:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options/Stock Appreciation Rights	11,027	$62.53	$271	5.4 years	6,846	$57.62	$202	3.9 years
Performance Share Units/Restricted Stock	1,921	—	$167	1.4 years

* Weighted-average grant price per share
** Weighted-average contractual remaining term in years

The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2021, 2020 and 2019. For periods prior to the Separation, these assumptions represent those utilized by our former parent, UTC, and are not necessarily indicative of assumptions that would be used by Otis as a standalone company. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2021	2020	2019
Expected volatility	26.9%	25.5%	18.8% - 19.7%
Weighted-average volatility	26.9%	25.5%	19.5%
Expected term (in years)	6.3	6.8	6.5 - 6.6
Expected dividend yield	1.3%	1.8%	2.4%
Risk-free rate	0.7%	0.5%	2.3% - 2.7%

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

The Company uses a Monte Carlo simulation approach based on a three-year measurement period to determine fair value of performance share units. This approach includes the use of assumptions regarding the future performance of the Company’s stock and those of a peer group. Those assumptions include expected volatility, risk-free interest rates, correlations and dividend yield.

Note 14: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of December 31, 2021 or 2020.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of December 31, 2021, 434.7 million shares of Common Stock were issued, which includes 9.7 million shares of treasury stock. As of December 31, 2020, 433.4 million shares of Common Stock were issued and outstanding.

Share Repurchase Program. As of December 31, 2021, the Company was authorized by the Board of Directors to purchase up to $1 billion of Common Stock under a share repurchase program, of which $725 million had been utilized. During 2021, the Company repurchased 9.7 million shares of Common Stock for approximately $725 million. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of the increased debt incurred to fund the Tender Offer, we have temporarily suspended our share repurchases as we focus on deleveraging.

Note 15: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2021, 2020 and 2019 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$(573)	$(135)	$—	$(708)
Other comprehensive income (loss) before reclassifications, net	(15)	(50)	(3)	(68)
Amounts reclassified, pre-tax	—	9	—	9
Tax expense (benefit) reclassified	—	9	—	9
Balance as of December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive income (loss) before reclassifications, net	(28)	(47)	10	(65)
Amounts reclassified, pre-tax	—	15	(3)	12
Tax expense (benefit) reclassified	—	(4)	—	(4)
Balance as of December 31, 2020	$(616)	$(203)	$4	$(815)
Other comprehensive income (loss) before reclassifications, net	(26)	62	(1)	35
Amounts reclassified, pre-tax	—	18	4	22
Tax expense (benefit) reclassified	—	(5)	—	(5)
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 13, "Employee Benefit Plans" for additional information.

Note 16: Income Taxes

Income Before Income Taxes. The sources of income from operations before income taxes are:

(dollars in millions)	2021	2020	2019
United States	$420	$105	$470
Foreign	1,541	1,406	1,391
	$1,961	$1,511	$1,861

Following enactment of the TCJA, and as part of the historical UTC assertion, the Company determined that it no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, in 2018 Otis recorded the international taxes associated with the future remittance of these earnings. As part of the Separation process, the Company re-assessed this position as a standalone company. The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. The international taxes recorded relative to this assertion differ from those recorded in 2018. As a result of the change in assertion and changes in planned debt repayments and in estimates related to Otis’ pre-Separation tax attributes, the Company recognized two benefits: one of $10 million during the year ended December 31, 2020, and one of $16 million during the year ended December 31, 2021. For the remainder of the Company's undistributed international earnings, unless tax effective to repatriate, Otis will continue to permanently reinvest these earnings. As of December 31, 2021, such undistributed earnings were approximately $5.1 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.

Provision for Income Taxes. The income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 consisted of the following components:

(dollars in millions)	2021	2020	2019
Current:
United States:
Federal	$77	$42	$103
State	32	26	38
Foreign	524	438	461
	633	506	602
Future:
United States:
Federal	(13)	8	11
State	(6)	(8)	—
Foreign	(73)	(51)	(19)
	(92)	(51)	(8)
Income tax expense	$541	$455	$594
Attributable to items (charged) credited to (deficit) equity	$(25)	$(6)	$(14)

Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes	0.8%	0.9%	1.7%
Tax on international activities	4.7%	4.4%	6.5%
U.S. tax effect of foreign earnings	0.5%	3.4%	2.9%
Other	0.6%	0.4%	(0.2)%
Effective income tax rate	27.6%	30.1%	31.9%

The 2021, 2020, and 2019 effective tax rates are higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate and foreign earnings subject to U.S. tax under the provisions of the TCJA.

The 2021 effective tax rate is lower than the 2020 effective tax rate primarily due to a $16 million tax benefit related to the repatriation of foreign earnings as a result of changes to planned debt repayments and in estimates related to Otis’ pre-Separation tax attributes and a decrease of $16 million in U.S. tax related to base erosion and anti-abuse tax in 2021. In addition, the lower effective tax rate is due to the absence of the tax cost resulting from Separation-related expenses and fixed asset impairment in 2020, and the net impact of income tax settlements related to the Separation, as discussed in Note 5, "Related Parties".

The 2020 effective tax rate is lower than the 2019 effective tax rate primarily due to a $10 million tax benefit related to our change in assertion of no longer intending to reinvest certain undistributed earnings of our international subsidiaries made during 2020 as compared to the liability previously recorded by UTC, a decrease as a result of tax regulations related to the TCJA that were enacted during 2020, as well as a recognition of a Separation-related foreign tax loss, all partially offset by incremental withholding taxes in 2020.

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

The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and payables as of December 31, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Future income tax benefits:
Insurance and employee benefits	$185	$201
Other asset basis differences	143	149
Other liability basis differences	320	299
Tax loss carryforwards	200	197
Tax credit carryforwards	46	38
Valuation allowances	(247)	(242)
	$647	$642

Future income taxes payable:
Intangible assets	$168	$182
Other assets basis differences	284	335
	$452	$517

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain foreign temporary differences to reduce the future income tax benefits to expected realizable amounts.

Tax Credit and Loss Carryforwards. As of December 31, 2021, tax credit carryforwards, principally state and foreign, and tax loss carryforwards, principally state and foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2022-2026	$1	$53
2027-2031	14	20
2032-2041	1	71
Indefinite	30	668
	$46	$812

Unrecognized Tax Benefits. As of December 31, 2021, the Company had gross tax-effected unrecognized tax benefits of $392 million, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows:

(dollars in millions)	2021	2020	2019
Balance at January 1	$397	$379	$380
Additions for tax positions related to the current year	23	16	18
Additions for tax positions of prior years	1	41	15
Reductions for tax positions of prior years	(22)	(31)	(15)
Settlements	(7)	(8)	(19)
Balance at December 31	$392	$397	$379

Gross interest expense related to unrecognized tax benefits	$2	$10	$8
Total accrued interest balance at December 31	$152	$153	$141

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a range of a $20 million increase to a $360 million reduction of unrecognized tax benefits and a range of a $5 million increase to a $150 million reduction in associated interest may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals or in the courts.

See Note 22, "Contingent Liabilities" for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 17: Restructuring Costs

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and to a lesser degree, facility exit and lease termination costs associated with the consolidation of office and manufacturing operations.

During the years ended December 31, 2021, 2020 and 2019, we recorded pre-tax restructuring costs totaling $56 million, $77 million and $54 million, respectively, for new and ongoing restructuring actions. We recorded restructuring charges in our operating segments as follows:

(dollars in millions)	2021	2020	2019
New Equipment	$23	$30	$19
Service	33	47	35
Total	$56	$77	$54

Restructuring charges incurred in the years ended December 31, 2021, 2020 and 2019 primarily relate to actions initiated during 2021, 2020 and 2019, and were recorded as follows:

(dollars in millions)	2021	2020	2019
Cost of products and services sold	$22	$22	$19
Selling, general and administrative	34	55	35
Total	$56	$77	$54

Restructuring Actions. During 2021, we recorded restructuring costs of $41 million for restructuring actions initiated in 2021, consisting of $13 million in Cost of products and services sold and $28 million in Selling, general and administrative expenses. During 2021, we recorded restructuring costs totaling $13 million for restructuring actions initiated in 2020, consisting of $9 million in Cost of products and services sold and $4 million in Selling, general and administrative expenses. During 2021, we also recorded restructuring costs totaling $2 million for restructuring actions initiated in 2019 and prior.

We are targeting to complete in 2022 the majority of remaining restructuring actions initiated in 2021 and 2020.

The following table summarizes the accrual balance and utilization for the 2021 and 2020 restructuring actions, which are primarily for severance costs:

(dollars in millions)	2021 Actions	2020 Actions
Restructuring accruals as of December 31, 2020	$—	$42
Restructuring costs	41	13
Utilization, foreign exchange and other costs	(19)	(30)
Balance as of December 31, 2021	$22	$25

The following table summarizes expected, incurred and remaining costs for the 2021 and 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Cost Incurred During 2020	Costs Incurred During 2021	Remaining Costs as of December 31, 2021
New Equipment	$15	$—	$(14)	$1
Service	33	—	(27)	6
Total 2021 Actions	$48	$—	$(41)	$7

New Equipment	$36	$(29)	$(7)	$—
Service	48	(42)	(6)	—
Total 2020 Actions	$84	$(71)	$(13)	$—

Note 18: Financial Instruments

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

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $3.3 billion and $3.0 billion as of December 31, 2021 and 2020, respectively. The average of the notional amount of contracts hedging commodity purchases was $16 million and $0 million as of December 31, 2021 and 2020, respectively

The following table summarizes the fair value and presentation on the Consolidated Balance Sheets for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Classification	2021	2020
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$7	$9
Foreign exchange contracts	Other assets	1	4
	Total asset derivatives	$8	$13

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(3)	$(7)
Foreign exchange contracts	Other long-term liabilities	—	(4)
	Total liability derivatives	$(3)	$(11)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$23	$23
Foreign exchange contracts	Other assets	5	10
	Total asset derivatives	$28	$33

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(11)	$(24)
Foreign exchange contracts	Other long-term liabilities	(2)	(8)
	Total liability derivatives	$(13)	$(32)

Derivatives designated as Cash flow hedging instruments

The amount of gain or (loss) attributable to foreign exchange contract activity reclassified from Accumulated other comprehensive income (loss) was immaterial for the years ended December 31, 2021, 2020 and 2019, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 are presented in the table below.

	December 31,
(dollars in millions)	2021	2020
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$7	$4

The Company utilizes the critical terms match method in assessing firm commitment derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax gain of $4 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of product sold to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of December 31, 2021 will mature by December 2024.

Net Investment Hedges

We have foreign-denominated long-term debt balances that qualify as net investment hedges. Changes in the value of these net investment hedges due to foreign currency gains or losses are deferred as foreign currency translation adjustments in Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. We evaluate the effectiveness of the net investment hedges each quarter.

In September 2020, we issued €420 million of Euro denominated commercial paper. The Euro denominated commercial paper while outstanding qualified as a net investment hedge against our investments in European businesses and was deemed to be effective as of December 31, 2020. During 2021, we fully repaid the Euro denominated commercial paper and there is no longer a net investment hedge as of December 31, 2021. During 2021 and 2020, we recognized $16 million of gains and $18 million of losses, respectively, associated with this net investment hedge in Other comprehensive income (loss).

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of December 31, 2021, the net investment hedge is deemed to be effective. During 2021, we recognized $10 million of gains associated with this net investment hedge in Other comprehensive income (loss).

Derivatives not designated as Cash flow hedging instruments

The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Foreign exchange contracts	$9	$(4)	$(9)

Note 19: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Consolidated Balance Sheets as of December 31, 2021 and 2020:

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$25	$25	$—	$—
Derivative assets	36	—	36	—
Derivative liabilities	(16)	—	(16)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$59	$59	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(43)	—	(43)	—

Valuation Techniques. Our equity securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. The fair value gains or losses related to our equity securities are recorded through net income. Our derivative assets and liabilities include foreign exchange and commodity contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks.

As of December 31, 2021, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The fair values of the current portion of the Company's financial instruments not carried at fair value approximated their carrying values because of the short-term nature of the current portion. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our long-term debt, as described in Note 10, "Borrowings and Lines of Credit", are measured at fair value using closing bond prices from active markets.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheets as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$65	$63	$65	$62
Customer financing notes receivable, net	77	76	128	126
Short-term borrowings	(24)	(24)	(701)	(701)
Long-term debt (excluding leases and other)	(7,296)	(7,420)	(5,300)	(5,717)
Long-term liabilities (including current portion)	(253)	(240)	(263)	(234)

Long-term liabilities (including current portion) as of December 31, 2021 includes $239 million of payables to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation as a result of the TMA.

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Consolidated Balance Sheets as of December 31, 2021 and 2020:

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$63	$—	$63	$—
Customer financing notes receivable, net	76	—	76	—
Short-term borrowings	(24)	—	(24)	—
Long-term debt (excluding leases and other)	(7,420)	—	(7,420)	—
Long-term liabilities (including current portion)	(240)	—	(240)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$62	$—	$62	$—
Customer financing notes receivable, net	126	—	126	—
Short-term borrowings	(701)	—	(701)	—
Long-term debt (excluding leases and other)	$(5,717)	—	(5,717)	—
Long-term liabilities (including current portion)	(234)	—	(234)	—

Note 20: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the years ended December 31, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Balance as of January 1	$25	$27
Warranties	3	12
Settlements made	(9)	(14)
Other	1	—
Balance as of December 31	$20	$25

The Company provides certain financial guarantees to third parties. As of December 31, 2021, Otis has stand-by letters of credit with maximum potential payment totaling $154 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of December 31, 2021, Otis has determined there are no estimated costs probable under these guarantees.

In connection with the Tender Offer, the Company entered into certain arrangements whereby third party banks agreed to provide financial guarantees to the CNMV in an amount equal to the original total price of the Tender Offer of €1.63 billion, as required by the Spanish takeover code. On November 12, 2021, the financial guarantees to the CNMV were terminated upon deposit into escrow of an amount equal to the total price of the Tender Offer. See Note 10, "Borrowings and Lines of Credit" for additional discussion of the Euro Notes issued to fund the Tender Offer.

Note 21: Leases

ASU 2016-02, Leases (Topic 842) and its related amendments (collectively, "Lease Accounting Standard") establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the Consolidated Balance Sheets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition on the Consolidated Statements of Operations.

We enter into lease agreements for the use of real estate space, vehicles and certain other equipment under operating and finance leases. We determine if an arrangement contains a lease at inception. Operating leases are included in Operating lease ROU assets, Accrued liabilities, and Operating lease liabilities in our Consolidated Balance Sheets. Finance leases are not considered significant to our Consolidated Balance Sheets or Consolidated Statements of Operations. We apply the practical expedient for short-term leases, whereby a lease ROU asset and liability is not recognized and the expense is recognized in a straight-line basis over the lease term.

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

Operating lease expense for the years ended December 31, 2021, 2020 and 2019 as $147 million, $148 million and $152 million, respectively. The Company made immaterial adjustments to the prior year footnote disclosure of operating lease expense in 2020 and 2019, which did not impact the amounts recorded in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Supplemental cash flow information related to operating leases for the years ended December 31, 2021, 2020 and 2019 were as follows:

(dollars in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$(154)	$(162)	$(134)
Non-cash operating lease activity:
ROU assets obtained in exchange for operating lease liabilities	135	126	157

Operating lease ROU assets and liabilities are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(dollars in millions)	2021	2020
Operating lease ROU assets	$526	$542

Accrued liabilities	$181	$167
Operating lease liabilities	336	367
Total operating lease liabilities	$517	$534

Supplemental information related to operating leases was as follows:

	December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)	4.4	5.0
Weighted Average Discount Rate	2.6%	2.9%

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2021 are as follows:

(dollars in millions)	Total
2022	$171
2023	136
2024	102
2025	52
2026	32
Thereafter	52
Total undiscounted lease payments	545
Less: imputed interest	(28)
Total discounted lease payments	$517

Note 22: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. In addition to the specific amounts noted below, where we have recorded loss contingency accruals for other matters described below, the amounts in aggregate are not material. Legal costs generally are expensed when incurred.

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million as of December 31, 2021 and December 31, 2020, and is principally included in Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $243 million as of December 31, 2021) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $134 million as of December 31, 2021).

On August 3, 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, our former parent UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing on July 24, 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. On December 7, 2020, the local Tax Court ruled against the Company. We have filed an appeal with the Federal Tax Court and expect a decision on our appeal in the first quarter of 2022. There is no assurance, however, that the German Federal Tax Court will agree to hear the appeal or, if it does, rule in the Company's favor, and the decision of the German Tax Office ultimately could be sustained.

Pursuant to the TMA, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $50 million as of December 31, 2021), net of payments and other deductions, included within Accrued liabilities on the Consolidated Balance Sheets as of December 31, 2021. In the event that RTX and the Company prevail in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of, and for the years ended, December 31, 2021 and December 31, 2020.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is $22 million to $45 million as of December 31, 2021, and $23 million to $45 million as of December 31, 2020. Because no amount within the range of estimates is more likely to occur than any other, we recorded the minimum amount of $22 million and $23 million as of December 31, 2021 and 2020, respectively, which is principally recorded in Other long-term liabilities on our Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and excludes the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $5 million, which is principally recorded in Other assets on our Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.

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

Note 23: Segment Financial Data

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

Segment Information. Segment information for the years ended December 31 are as follows:

	Net Sales			Operating Profit
(dollars in millions)	2021	2020	2019	2021	2020	2019
New Equipment	$6,428	$5,371	$5,648	$459	$318	$393
Service	7,870	7,385	7,470	1,762	1,611	1,603
Total segments	14,298	12,756	13,118	2,221	1,929	1,996
General corporate expenses and other (1)	—	—	—	(113)	(290)	(182)
Total	$14,298	$12,756	$13,118	$2,108	$1,639	$1,814

(1) The decrease in General corporate expenses and other during 2021 compared to 2020 is primarily driven by fixed asset impairment charges of $71 million and associated license costs of $14 million in 2020, as well as lower non-recurring Separation-related and shared costs of $106 million in 2021 compared with 2020.
Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the years ended December 31, 2021, 2020 and 2019.

	External Net Sales			Long Lived Assets
(dollars in millions)	2021	2020	2019	2021	2020	2019
United States Operations	$3,700	$3,462	$3,594	$336	$309	$295
International Operations
China	2,877	2,135	2,113	111	113	105
Other	7,721	7,159	7,411	327	352	321
Total	$14,298	$12,756	$13,118	$774	$774	$721

Segment Net sales disaggregated by product and service type for the years ended December 31, 2021, 2020 and 2019 are as follows:

(dollars in millions)	2021	2020	2019
Disaggregated Net sales by type
New Equipment	$6,428	$5,371	$5,648

Maintenance and Repair	6,472	6,047	6,120
Modernization	1,398	1,338	1,350
Total Service	7,870	7,385	7,470
Total	$14,298	$12,756	$13,118

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the years ended December 31, 2021, 2020 and 2019.

Note 24: Subsequent Events

On January 14, 2022, the Company redeemed its $500 million floating rate notes due in 2023, at par, using cash on hand and commercial paper borrowings. See Note 10, "Borrowings and Lines of Credit" for details of the long-term debt.

OTIS WORLDWIDE CORPORATION
SCHEDULE II - Valuation and Qualifying Accounts
Three years ended December 31, 2021
(Dollars in millions)

Allowance for Doubtful Accounts and Expected Credit Losses:
Balance, December 31, 2018	$84
Provision charged to income	26
Doubtful accounts written off	(19)
Other	(8)
Balance, December 31, 2019	83
Impact of credit standard adoption	28
Provision for expected credit losses	40
Write-offs charged against the allowance for expected credit losses	(20)
Other	30
Balance, December 31, 2020	161
Provision for expected credit losses	37
Write-offs charged against the allowance for expected credit losses	(15)
Other	(8)
Balance, December 31, 2021	$175

Future Income Tax Benefits - Valuation Allowance
Balance, December 31, 2018	$29
Additions charged to income tax expense	28
Reductions credited to income tax expense	—
Other adjustments	(2)
Balance, December 31, 2019	55
Additions charged to income tax expense	63
Reductions credited to income tax expense	(13)
Other adjustments	137
Balance, December 31, 2020	242
Additions charged to income tax expense	30
Reductions credited to income tax expense	(10)
Other adjustments	(15)
Balance, December 31, 2021	$247

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The information required by Item 9A relating to Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm is found in Item 8. Financial Statements and Supplementary Data of this Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2022 Annual Meeting of Shareholders titled "Corporate governance" (under the subheadings "Proposal 1: Election of directors", "Our Board leadership structure", "Board committees" and "Our board nominees").

Information about our Executive Officers

The following persons are executive officers of Otis Worldwide Corporation:

Name	Position	Other Business Experience Since 1/1/2017	Age as of 2/4/2022

Bernardo Calleja Fernandez	President, Otis EMEA (since November 2020)	President of Otis South Europe & Africa, Otis; President, Otis South Europe & Turkey, Otis	59
James F. Cramer	President, Otis Americas (since June 2020)	Regional Vice President, U.S. Western Region, Otis	57
Rahul Ghai	Executive Vice President and Chief Financial Officer (since April 2020)	Vice President and Chief Financial Officer, Otis; Senior Vice President and Chief Financial Officer, Harris Corporation	50
Nora E. LaFreniere	Executive Vice President and General Counsel (since July 2021)	Executive Vice President, Chief General Counsel and Corporate Secretary, Vice President, General Counsel, Otis	50
Abbe Luersman	Executive Vice President and Chief People Officer (since July 2021)	Chief Human Resource Officer, Ahold Delhaize	54
Judith F. Marks	Chair, President and Chief Executive Officer (since February 2022)	President and Chief Executive Officer; President, Otis; Chief Executive Officer, Siemens USA and Dresser-Rand (a Siemens company); Executive Vice President, New Equipment Solutions, Dresser-Rand	58
Stephane de Montlivault	President, Otis Asia Pacific (since April 2020)	President, Otis Asia Pacific; President, Otis Northeast Asia, Otis President, Northeast Asia and President of Nippon Otis Elevator Company	62
Michael P. Ryan	Vice President and Chief Accounting Officer (since April 2020)	Vice President and Assistant Controller, UTC; and Executive Director, Corporate Accounting and Controls, UTC	52
Peiming Zheng (Perry)	President, Otis China and Chief Customer Product Officer (since December 2021)	President, Otis China; President, Business & Industrial Systems China, Otis	54

All of the officers serve at the pleasure of the Board of Directors of Otis Worldwide Corporation.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2022 Annual Meeting of Shareholders titled "Other important information" under the subheading "Delinquent section 16(a) reports." We have adopted a code of ethics, the Otis Absolutes, that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.otis.com/How-We-Work/Ethics-And-Compliance/Pages/Default.aspx. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee and Nominations and Governance Committee are available on our website at http://www.otis.com/Who-We-Are/Corporate-Governance/Pages/default.aspx. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Otis Worldwide Corporation, One Carrier Place, Investor Relations, Farmington, CT 06032.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2022 Annual Meeting of Shareholders titled "Executive compensation", "Compensation of directors" and "Report of the compensation committee".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2022 Annual Meeting of Shareholders titled "Other important information" under the subheading "Stock ownership" (“Beneficial stock ownership of directors and executive officers" and "Certain beneficial owners”).

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 concerning Common Stock issuable under Otis’ equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	5,221,275	(1)	$52.97	25,645,407	(2)
Equity compensation plans not approved by shareholders	-		-	-

(1) Consists of the following issuable shares of Common Stock awarded under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan ("LTIP"): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights ("SARs"); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 330,204 shares of Common Stock could be issued if performance goals are achieved above target); and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units and restricted stock units under the Otis Worldwide Corporation Board of Directors Stock Unit Plan. Under the LTIP, each SAR is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs, we have used the New York Stock Exchange ("NYSE") closing price for a share of Common Stock on December 31, 2021 of $87.07. The weighted-average exercise price shown in the column above takes into account only the shares identified in clauses (i) and (ii).

(2) Represents the maximum number of shares of Common Stock available to be awarded under the LTIP as of December 31, 2021. Performance share units, deferred stock units and restricted stock units ("Full Share Awards") will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP in an amount equal to twice the number of shares to which the award corresponds under the terms of the LTIP. Stock options and SARs do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2022 Annual Meeting of Shareholders titled "Corporate governance" under the subheading "Our board nominees" (including under the subheading "Director independence") and "Other important information" (under the subheading "Transactions with related persons").

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2022 Annual Meeting of Shareholders titled "Proposal 3: Appoint an independent auditor for 2022", including the information provided in that section with regard to "Audit Fees", "Audit-Related Fees", "Tax Fees" and "All Other Fees".

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)     Financial Statements. The financial statements are set forth in Item 8. "Financial Statements and Supplementary Data" in this Form 10-K.

(2)    Financial Statement Schedules. The following financial statement schedule is set forth in Item 8. "Financial Statements and Supplementary Data" in this Form 10-K. All other schedules have been omitted because they are not required, are not applicable or the required information is shown in the financial statements or the notes thereto.

•Schedule II — Valuation and Qualifying Accounts

(3) Exhibits. The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

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

4.4
Indenture, dated as of November 12, 2021, among Otis Worldwide Corporation, Highland Holdings S.à r.l. and The Bank of New York Mellon Trust Company, N.A., as trustee., incorporated by reference to Exhibit 4.1 to Otis' Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on November 12, 2021.

4.5
Supplemental Indenture No. 1, dated as of November 12, 2021, among Otis Worldwide Corporation, Highland Holdings S.à r.l and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Otis’ Current Report on 8-K (Commission file number 001-39221) filed with the SEC on November 12, 2021).

4.6	Description of Securities*

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

Exhibit Number	Exhibit Description
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

10.7
Otis Worldwide Corporation Executive Annual Bonus Plan incorporated by reference to Exhibit 10.7 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020;

Amendment No. 1 to Otis Worldwide Corporation Executive Annual Bonus Plan, incorporated by reference to Exhibit 10.3 to Otis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission file number 001-39221) filed with the SEC on July 28, 2021.

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

10.10
Otis Worldwide Corporation Board of Directors Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.10 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on April 3, 2020;

Otis Worldwide Corporation Board of Directors Deferred Stock Unit Plan (Amended and Restated effective as of February 4, 2021), incorporated by reference to Exhibit 10.4 to Otis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission file number 001-39221) filed with the SEC on July 28, 2021.

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

10.17
Otis Worldwide Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.14 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020;

Amendment No. 1 to the Otis Worldwide Corporation Deferred Compensation Plan.*

Exhibit Number	Exhibit Description
10.18
Otis Worldwide Corporation Amended and Restated Savings Restoration Plan, incorporated by reference to Exhibit 10.15 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020;

Amendment No. 1 to Otis Worldwide Corporation Amended and Restated Savings Restoration Plan, incorporated by reference to Exhibit 10.1 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021;

Amendment No. 2 to the Otis Worldwide Corporation Amended and Restated Savings Restoration Plan.*

10.19
Otis Worldwide Corporation Company Automatic Contribution Excess Plan, incorporated by reference to Exhibit 10.16 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020;

Amendment No. 1 to the Otis Worldwide Corporation Company Automatic Contribution Excess Plan.*

10.20
Otis Worldwide Corporation LTIP Performance Share Unit Deferral Plan, incorporated by reference to Exhibit 10.17 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020;

Amendment No. 1 to the Otis Worldwide Corporation LTIP Performance Share Unit Deferral Plan.*

10.21
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

10.24
Letter of Assignment with Stephane de Montlivault, dated December 18, 2019, incorporated by reference to Exhibit 10.25 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020;

Letter of Assignment Extension with Stephane de Montlivault dated October 1, 2021.*

10.25
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

10.27	Summary of Compensation and Benefits for Non-Employee Directors.*

10.28
Otis Worldwide Corporation Executive Leadership Group Severance Plan, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 18, 2020.

10.29
Letter of Assignment for Peiming (Perry) Zheng, effective January 1, 2021, incorporated by reference to Exhibit 10.33 of Otis' Annual Report on Form 10-K for the year ended December 31, 2020 (Commission file number 001-39221) filed with the SEC on February 5, 2021.

10.30
Employment Contract (Foreign National or Hong Kong, Macao or Taiwan Resident) for Peiming (Perry) Zheng, effective January 1, 2021, incorporated by reference to Exhibit 10.34 of Otis' Annual Report on Form 10-K for the year ended December 31, 2020 (Commission file number 001-39221) filed with the SEC on February 5, 2021.

Exhibit Number	Exhibit Description
10.31
Revolving Credit Agreement, dated February 10, 2020, among Otis Worldwide Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.30 to Otis’ Amendment No. 1 to Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on March 11, 2020;

First Amendment dated as of September 4, 2020, to Revolving Credit Agreement, dated February 10, 2020, among Otis Worldwide Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-39221) filed with the SEC on October 28, 2020;

Suspension of Rights Agreement to the Revolving Credit Agreement, incorporated by reference to Exhibit 10.4 to Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-39221) filed with the SEC on October 26, 2021.

10.32
Employment Contract between Otis Elevator Worldwide SRL and Bernardo Calleja Fernández, dated January 29, 2021, incorporated by reference to Exhibit 10.2 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021;

Termination of Employment Contract between Otis Elevator Worldwide SRL and Bernardo Calleja Fernández, dated November 14, 2021.*

10.33
Service Agreement between Zardoya Otis S.A and Bernardo Calleja Fernández, dated January 26, 2021, incorporated by reference to Exhibit 10.3 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021;

Amendment Agreement to the Service Agreement between Zardoya Otis S.A and Bernardo Calleja Fernández, dated February 23, 2021, incorporated by reference to Exhibit 10.4 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021;

Letter of Amendment to Service Agreement between Zardoya Otis S.A and Bernardo Calleja Fernández, dated May 19, 2021, incorporated by reference to Exhibit 10.2 to Otis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission file number 001-39221) filed with the SEC on July 28, 2021;

10.34	Employment Contract between Otis International Sàrl and Bernardo Calleja Fernández, effective November 15, 2021.*

10.35
Schedule of Terms for Restricted Stock Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.36
Schedule of Terms for Stock Appreciation Right Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.37
Schedule of Terms for Performance Share Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.38
Form of Executive Award Statement under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.39
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

10.40
Company Guarantee Agreement, dated September 22, 2021, between Otis Worldwide Corporation and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.2 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 23, 2021.

Exhibit Number	Exhibit Description
10.41
Bridge Loan Credit Agreement, dated September 22, 2021, among Opal Spanish Holdings, S.A.U., Otis Worldwide Corporation, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.3 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 23, 2021.

10.42
Offer Letter between Otis Worldwide Corporation and Abbe L. Luersman, dated March 27, 2021, incorporated by reference to Exhibit 10.5 to Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-39221) filed with the SEC on October 26, 2021.

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three years ended December 31, 2021, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021, (iii) Consolidated Balance Sheets as of December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2021, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2021, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	February 4, 2022	by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 4, 2022	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUDITH F. MARKS	Director, Chair, President and Chief Executive Officer	February 4, 2022
Judith F. Marks

/s/ RAHUL GHAI	Executive Vice President and Chief Financial Officer	February 4, 2022
Rahul Ghai

/s/ MICHAEL P. RYAN	Vice President and Chief Accounting Officer	February 4, 2022
Michael P. Ryan

/s/ JEFFREY H. BLACK*	Director
Jeffrey H. Black

/s/ KATHY HOPINKAH HANNAN*	Director
Kathy Hopinkah Hannan

/s/ SHAILESH G. JEJURIKAR*	Director
Shailesh G. Jejurikar

/s/ CHRISTOPHER J. KEARNEY*	Director
Christopher J. Kearney

/s/ HAROLD W. MCGRAW III*	Director
Harold W. McGraw III

/s/ MARGARET M.V. PRESTON*	Director
Margaret M.V. Preston

/s/ SHELLEY STEWART, JR.*	Director
Shelley Stewart, Jr.

/s/ JOHN H. WALKER*	Director
John H. Walker

*By: /s/ NORA E. LAFRENIERE
Executive Vice President and General Counsel, as Attorney-in-fact

Date: February 4, 2022