Form 10-Q
period 2022-03-31
Otis Worldwide Corp
filed 2022-04-27
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

At April 15, 2022 there were 422,794,427 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2022

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(amounts in millions, except per share amounts)	2022	2021
Net sales:
Product sales	$1,422	$1,458
Service sales	1,992	1,950
	3,414	3,408
Costs and expenses:
Cost of products sold	1,190	1,187
Cost of services sold	1,218	1,202
Research and development	37	35
Selling, general and administrative	459	482
	2,904	2,906
Other income (expense), net	16	7
Operating profit	526	509
Non-service pension cost (benefit)	—	2
Interest expense (income), net	37	32
Net income before income taxes	489	475
Income tax expense	136	123
Net income	353	352
Less: Noncontrolling interest in subsidiaries' earnings	42	44
Net income attributable to Otis Worldwide Corporation	$311	$308

Earnings per share (Note 2):
Basic	$0.73	$0.71
Diluted	$0.73	$0.71

Weighted average number of shares outstanding
Basic shares	424.2	431.6
Diluted shares	427.7	433.7

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Net income	$353	$352
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(22)
Pension and postretirement benefit plan adjustments	2	4
Change in unrealized cash flow hedging	—	(4)
Other comprehensive income (loss), net of tax	2	(22)
Comprehensive income (loss), net of tax	355	330
Less: Comprehensive (income) loss attributable to noncontrolling interest	23	(30)
Comprehensive income attributable to Otis Worldwide Corporation	$378	$300

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,235	$1,565
Restricted cash	1,841	1,910
Accounts receivable (net of allowance for expected credit losses of $188 and $175)	3,262	3,232
Contract assets	538	550
Inventories, net	626	622
Other current assets	342	382
Total Current Assets	7,844	8,261
Future income tax benefits	311	335
Fixed assets (net of accumulated depreciation of $1,144 and $1,156)	757	774
Operating lease right-of-use assets	542	526
Intangible assets, net	397	419
Goodwill	1,636	1,667
Other assets	308	297
Total Assets	$11,795	$12,279
Liabilities and Equity (Deficit)
Short-term borrowings	$51	$24
Accounts payable	1,507	1,556
Accrued liabilities	1,754	1,993
Contract liabilities	2,930	2,674
Total Current Liabilities	6,242	6,247
Long-term debt	6,694	7,249
Future pension and postretirement benefit obligations	547	558
Operating lease liabilities	386	336
Future income tax obligations	261	267
Other long-term liabilities	606	606
Total Liabilities	14,736	15,263
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	1,981	160
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	121	119
Treasury Stock	(925)	(725)
Accumulated deficit	(3,529)	(2,256)
Accumulated other comprehensive income (loss)	(696)	(763)
Total Shareholders' Equity (Deficit)	(5,029)	(3,625)
Noncontrolling interest	107	481
Total Equity (Deficit)	(4,922)	(3,144)
Total Liabilities and Equity (Deficit)	$11,795	$12,279

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)
Quarter Ended March 31, 2022
Balance as of December 31, 2021	$119	$(725)	$(2,256)	$(763)	$(3,625)	$481	$(3,144)	$160
Net income	—	—	311	—	311	33	344	9
Other comprehensive income (loss), net of tax	—	—	—	67	67	(1)	66	(64)
Stock-based compensation and Common Stock issued under employee plans	5	—	—	—	5	—	5	—
Cash dividends declared ($0.24 per Common Share)	—	—	(102)	—	(102)	—	(102)	—
Repurchase of Common Shares	—	(200)	—	—	(200)	—	(200)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(3)	(3)	(10)
Reclassification of noncontrolling interest to redeemable noncontrolling interest (Note 1)	—	—	(1,482)	—	(1,482)	(403)	(1,885)	1,885
Acquisitions, disposals and other changes	(3)	—	—	—	(3)	—	(3)	1
Balance as of March 31, 2022	$121	$(925)	$(3,529)	$(696)	$(5,029)	$107	$(4,922)	$1,981

Quarter Ended March 31, 2021
Balance as of December 31, 2020	$59	$—	$(3,106)	$(815)	$(3,862)	$467	$(3,395)	$194
Net income	—	—	308	—	308	41	349	3
Other comprehensive income (loss), net of tax	—	—	—	(8)	(8)	(7)	(15)	(7)
Stock-based compensation and Common Stock issued under employee plans	9	—	—	—	9	—	9	—
Cash dividends declared ($0.20 per Common Share)	—	—	(87)	—	(87)		(87)	—
Repurchase of Common Shares	—	(300)	—	—	(300)	—	(300)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(22)	(22)	(10)
Acquisition, disposal and other changes	—	—	—	—	—	12	12	(17)
Balance as of March 31, 2021	$68	$(300)	$(2,885)	$(823)	$(3,940)	$491	$(3,449)	$163

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Operating Activities:
Net income	$353	$352
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	48	51
Deferred income tax expense (benefit)	17	(28)
Stock compensation cost	13	14
Change in operating assets and liabilities:
Accounts receivable, net	(51)	(14)
Contract assets and liabilities, current	278	328
Inventories, net	(14)	(39)
Other current assets	56	61
Accounts payable	(36)	29
Accrued liabilities	(178)	(160)
Pension contributions	(12)	(13)
Other operating activities, net	30	4
Net cash flows provided by operating activities	504	585
Investing Activities:
Capital expenditures	(30)	(44)
Investments in businesses and intangible assets, net of cash acquired (Note 6)	(8)	(24)
Proceeds from the sale of (investments in) marketable securities	(7)	(18)
Receipts (payments) on settlements of derivative contracts	28	8
Other investing activities, net	—	28
Net cash flows used in investing activities	(17)	(50)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	26	(244)
Proceeds from borrowings (maturities longer than 90 days)	—	152
Repayments of borrowings (maturities longer than 90 days)	—	(250)
Proceeds from issuance of long-term debt	—	199
Payment of debt issuance costs	—	(2)
Repayment of long-term debt	(500)	—
Dividends paid on Common Stock	(102)	(87)
Repurchases of Common Stock	(200)	(300)
Dividends paid to noncontrolling interest	(33)	(32)
Other financing activities, net	(14)	(10)
Net cash flows provided by (used in) financing activities	(823)	(574)
Effect of foreign exchange rate changes on cash and cash equivalents	(63)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	(399)	(56)
Cash, cash equivalents and restricted cash, beginning of year	3,477	1,801
Cash, cash equivalents and restricted cash, end of period	3,078	1,745
Less: Restricted cash	1,843	20
Cash and cash equivalents, end of period	$1,235	$1,725

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of March 31, 2022 and for the quarters ended March 31, 2022 and 2021 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2021 ("2021 Form 10-K" or "Form 10-K").

There have been no changes to the Company's significant accounting policies described in the Company's Form 10-K that have a material impact on the Company's Condensed Consolidated Financial Statements and the related notes. The Company adjusted a missclassification between noncontrolling interest and redeemable noncontrolling interest in the Condensed Consolidated Balance sheet as of March 31, 2021, resulting in an increase to Redeemable noncontrolling interest of $98 million, a decrease to Noncontrolling interest of $68 million and a decrease to Accumulated deficit of $30 million. Refer to Note 2 of the Company’s audited consolidated financial statements and notes thereto included in the our 2021 Form 10-K.

On April 3, 2020, the Company became an independent publicly-traded company (the "Separation") through a pro-rata distribution of 0.5 shares of Common Stock for every share of United Technologies Corporation, subsequently renamed to Raytheon Technologies Corporation ("UTC" or "RTX", as applicable), common stock held at the close of business on the record date of March 19, 2020. Otis began to trade as a separate public company (New York Stock Exchange: OTIS) on April 3, 2020. Unless the context otherwise requires, references to "Otis", "we", "us", "our" and "the Company" refer to Otis Worldwide Corporation and its subsidiaries.

Zardoya Otis Tender Offer

The Company previously announced a tender offer to acquire all of the issued and outstanding shares of Zardoya Otis, S.A. ("Zardoya Otis") not owned by the Company in cash (the "Tender Offer"), and its intention to delist the shares of Zardoya Otis from the Spanish stock exchanges subsequent to the Tender Offer. The price per share of the Tender Offer was €7.07 in cash as of March 31, 2022, after adjustments for dividends paid. The Tender Offer was approved by the Spanish regulator on February 28, 2022. As a result of the Tender Offer approval, the issued and outstanding shares of Zardoya Otis not owned by the Company were deemed redeemable at the option of the other shareholders and were reclassified from Noncontrolling interest to Redeemable noncontrolling interest on our Condensed Consolidated Balance Sheet, with the difference between the historical noncontrolling interest carrying value in the balance sheet and the fair value of the Tender Offer recorded to Accumulated deficit. The value of the issued and outstanding shares of Zardoya Otis not owned by the Company as of March 31, 2022 is €1.66 billion based on the adjusted tender price of €7.07 per share. See Note 19, "Subsequent Events" for additional information regarding the outcome of the Tender Offer.

The Company owned a controlling interest and had operational control of Zardoya Otis as of and for the periods ended March 31, 2022 and 2021, and therefore its financial results are included in our Condensed Consolidated Financial Statements. As of March 31, 2022, the Company owned 50.02% of Zardoya Otis.

Use of Estimates. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2022 and for the quarters ended March 31, 2022 and 2021, respectively, resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the current crisis in Ukraine and Russia, including, but not limited to our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2022 and for the quarter ended March 31, 2022 resulting from our assessment of this matter. We continue to assess the impact on our results of operations, financial position and overall performance as the situation develops and any broader implications it may have on the global economy.

Note 2: Earnings per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2022	2021
Net income attributable to Otis Worldwide Corporation	$311	$308
Impact of redeemable noncontrolling interest	—	—
Net income attributable to common shareholders	$311	$308

Basic weighted average number of shares outstanding	424.2	431.6
Stock awards and equity units (share equivalent)	3.5	2.1
Diluted weighted average number of shares outstanding	427.7	433.7

Earnings Per Share of Common Stock:
Basic	$0.73	$0.71
Diluted	$0.73	$0.71

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 2.6 million and 5.1 million of anti-dilutive stock awards excluded from the computation for the quarters ended March 31, 2022 and 2021, respectively.

Note 3: Revenue Recognition

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

Total Contract assets and Contract liabilities as of March 31, 2022 and December 31, 2021 are as follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Contract assets, current	$538	$550
Total contract assets	538	550

Contract liabilities, current	2,930	2,674
Contract liabilities, non-current (included within Other long-term liabilities)	52	52
Total contract liabilities	2,982	2,726
Net contract liabilities	$2,444	$2,176

Contract assets decreased by $12 million during the quarter ended March 31, 2022 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $256 million during the quarter ended March 31, 2022 primarily due to contract billings in excess of revenue earned. In the quarters ended March 31, 2022 and 2021, we recognized revenue of $1.0 billion and $1.1 billion related to contract liabilities as of January 1, 2022 and 2021, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2022, our total RPO was $17.5 billion. Of the total RPO as of March 31, 2022, we expect 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of March 31, 2022 and December 31, 2021:

(dollars in millions)	March 31, 2022	December 31, 2021
Trade receivables	$3,140	$3,117
Unbilled receivables	123	109
Miscellaneous receivables	95	88
Customer financing notes receivable	92	93
	3,450	3,407
Less: allowance for expected credit losses	188	175
Accounts receivable, net	$3,262	$3,232

The changes in allowance for expected credit losses related to Accounts receivable, net for the quarters ended March 31, 2022 and 2021, respectively, are as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Balance as of January 1	$175	$161
Provision for expected credit losses	7	16
Write-offs charged against the allowance for expected credit losses	(2)	(2)
Foreign exchange and other	8	(3)
Balance as of March 31	$188	$172

Note 5: Inventories, net

(dollars in millions)	March 31, 2022	December 31, 2021
Raw materials and work-in-process	$136	$140
Finished goods	490	482
Total	$626	$622

Raw materials, work-in-process and finished goods are net of valuation reserves of $104 million and $99 million as of March 31, 2022 and December 31, 2021, respectively.

Note 6: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our investments in businesses and intangibles assets, net of cash acquired, totaled $8 million and $24 million in the quarters ended March 31, 2022 and 2021, respectively. The acquisitions and investments consisted of a number of acquisitions primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the quarter ended March 31, 2022 were as follows:

(dollars in millions)	Balance as of January 1, 2022	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2022
New Equipment	$336	$—	$(7)	$329
Service	1,331	—	(24)	1,307
Total	$1,667	$—	$(31)	$1,636

Intangible Assets. Intangible assets cost and accumulated amortization were $2,088 million and $1,691 million, respectively, as of March 31, 2022, and $2,117 million and $1,698 million, respectively, as of December 31, 2021.

Amortization of intangible assets for the quarters ended March 31, 2022 and 2021 was $19 million and $23 million, respectively. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible Assets during the quarters ended March 31, 2022 and 2021.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2022	December 31, 2021
Commercial paper	$22	$—
Other borrowings	29	24
Total short-term borrowings	$51	$24

Commercial Paper. As of March 31, 2022, there were $22 million in borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowings activity in 2021, refer to Note 10 of the Company's financial statements as of and for the year ended December 31, 2021.

Long-term debt. As of March 31, 2022, we have a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated, 5-year revolving credit facility, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points, that matures in April 2025. As of March 31, 2022, there were no borrowings under the Company's revolving credit facility.

As of March 31, 2022, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	March 31, 2022	December 31, 2021
LIBOR plus 45 bps floating rate notes due 2023 [1,2,3]	$—	$500
0.000% notes due 2023 (€500 million principal value) [2]	550	565
2.056% notes due 2025 [2]	1,300	1,300
0.37% notes due 2026 (¥21.5 billion principal value) [2]	177	189
0.318% notes due 2026 (€600 million principal value) [2]	660	677
2.293% notes due 2027 [2]	500	500
2.565% notes due 2030 [2]	1,500	1,500
0.934% notes due 2031 (€500 million principal value) [2]	550	565
3.112% notes due 2040 [2]	750	750
3.362% notes due 2050 [2]	750	750
Other (including finance leases)	4	4
Total principal long-term debt	6,741	7,300
Other (discounts and debt issuance costs)	(47)	(51)
Total long-term debt	6,694	7,249
Less: current portion	—	—
Long-term debt, net of current portion	$6,694	$7,249

1    The three-month LIBOR rate as of December 31, 2021 was approximately 0.21%.
2    We may redeem these notes at our option pursuant to certain terms.
3    The Company redeemed its $500 million floating rate notes due in 2023, at par, using cash on hand in January 2022.

For additional details regarding the Company's debt in 2021, refer to Note 10 of the Company's financial statements as of and for the year ended December 31, 2021.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters ended March 31, 2022 and 2021 reflects the following:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Debt issuance costs amortization	$3	$1
Total interest expense on external debt	36	33

The unamortized debt issuance costs as of March 31, 2022 and December 31, 2021 were $47 million and $51 million, respectively.

The average maturity of our long-term debt as of March 31, 2022 is approximately 9.3 years. The average interest expense rate on our borrowings outstanding as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Short-term borrowings	0.6%	—%
Total long-term debt	1.9%	1.9%

The average interest expense rate on our borrowings during the quarters ended March 31, 2022 and 2021 was as follows:

	Quarter Ended March 31,
	2022	2021
Short-term borrowings	0.4%	(0.3)%
Total long-term debt	2.0%	2.4%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Defined benefit plans	$12	$13
Defined contribution plans	20	19
Multi-employer pension and postretirement plans	23	38

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Service cost	$10	$11
Interest cost	4	3
Expected return on plan assets	(6)	(6)
Recognized actuarial net loss	3	5
Total net periodic benefit cost	$11	$13

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters ended March 31, 2022 and 2021, respectively.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of March 31, 2022, approximately 24 million shares remain available for awards under the Plan.

Stock-based Compensation Expense

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Stock-based compensation expense (Share Based)	$13	$14
Stock-based compensation expense (income) (Liability Awards)	(1)	—
Total gross stock-based compensation expense	12	14
Less: future tax benefit	1	2
Stock-based compensation expense, net of tax	$11	$12

As of March 31, 2022, there was approximately $94 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.2 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of March 31, 2022 and December 31, 2021.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of March 31, 2022, 435.1 million shares of Common Stock were issued, which includes 12.3 million shares of treasury stock. As of December 31, 2021, 434.7 million shares of Common Stock were issued, which included 9.7 million shares of treasury stock.

Share Repurchase Program. As of December 31, 2021, the Company was authorized by the Board of Directors to purchase up to $1 billion of Common Stock under a share repurchase program, of which $275 million was remaining at such time.

As a result of the increased debt incurred in 2021 to fund the Tender Offer, we temporarily suspended our share repurchases as we focused on deleveraging. During the quarter ended March 31, 2022, we repaid certain debt and resumed our share repurchases. During the quarters ended March 31, 2022 and 2021, the Company repurchased 2.6 million and 4.7 million shares, respectively, for approximately $200 million and $300 million, respectively.

On March 9, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $1 billion of Common Stock, of which none had been utilized as of March 31, 2022.

The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters ended March 31, 2022 and 2021 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2022
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)
Other comprehensive income (loss) before reclassifications, net	65	—	4	69
Amounts reclassified, pre-tax	—	3	(4)	(1)
Tax benefit reclassified	—	(1)	—	(1)
Balance as of March 31, 2022	$(577)	$(126)	$7	$(696)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2021
Balance as of December 31, 2020	$(616)	$(203)	$4	$(815)
Other comprehensive income (loss) before reclassifications, net	(8)	—	(9)	(17)
Amounts reclassified, pre-tax	—	5	5	10
Tax benefit reclassified	—	(1)	—	(1)
Balance as of March 31, 2021	$(624)	$(199)	$—	$(823)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The increase in the effective tax rate for the quarter ended March 31, 2022 is primarily due to the absence of a reduction in the deferred tax liability related to repatriation of foreign earnings recorded in the quarter ended March 31, 2021.

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $20 million increase to a $340 million decrease and associated interest could change within the range of a $5 million increase to a $150 million decrease.

See Note 16, “Contingent Liabilities” for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 12: Restructuring Costs

During the quarters ended March 31, 2022 and 2021, we recorded restructuring costs totaling $14 million and $15 million, respectively, for new and ongoing restructuring actions. We recorded these charges as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Cost of products and services sold	$3	$4
Selling, general and administrative	11	11
Total	$14	$15

Restructuring Actions. During the quarter ended March 31, 2022, we recorded restructuring costs of $13 million for restructuring actions initiated in 2022, consisting of $3 million in Cost of products and services sold and $10 million in Selling, general and administrative expenses. During the quarter ended March 31, 2022, we recorded restructuring costs totaling $1 million for restructuring actions initiated in 2021 in Selling, general and administrative expenses.

We are targeting to complete in 2022 the majority of remaining restructuring actions initiated in 2022 and 2021, with certain utilization beyond 2022.

The following table summarizes expected, incurred and remaining costs for the 2022 and 2021 restructuring actions:

(dollars in millions)	Expected Costs	Costs Incurred During 2021	Costs Incurred Quarter Ended March 31, 2022	Remaining Costs as of March 31, 2022
Total 2022 Actions	$42	$—	$(13)	$29
Total 2021 Actions	$49	$(41)	$(1)	$7

The following table summarizes the accrual balance and utilization for the 2022 and 2021 restructuring actions, which are primarily for severance costs:

(dollars in millions)	2022 Actions	2021 Actions

Restructuring accruals as of January 1, 2022	$—	$22
Net restructuring costs	13	1
Utilization, foreign exchange and other costs	(2)	(10)
Balance as of March 31, 2022	$11	$13

Additionally, there is an $18 million accrual balance as of March 31, 2022 for restructuring actions initiated prior to 2021 remaining to be utilized. Most of the expected charges will require cash payment.

Note 13: Financial Instruments

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

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $3.4 billion and $3.3 billion as of March 31, 2022 and December 31, 2021, respectively. The average of the notional amount of contracts hedging commodity purchases was $14 million and $16 million as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2022 and December 31, 2021:

(dollars in millions)	Balance Sheet Classification	March 31, 2022	December 31, 2021
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$6	$7
Foreign exchange contracts	Other assets	3	1
	Total asset derivatives	$9	$8

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(4)	$(3)
	Total liability derivatives	$(4)	$(3)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$23	$23
Foreign exchange contracts	Other assets	5	5
	Total asset derivatives	$28	$28

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(14)	$(11)
Foreign exchange contracts	Other long-term liabilities	(3)	(2)
	Total liability derivatives	$(17)	$(13)

Derivatives designated as Cash flow hedging instruments. The amounts of gain or (loss) attributable to foreign exchange contract activity reclassified from Accumulated other comprehensive income (loss) were immaterial for the quarters ended March 31, 2022 and 2021, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of March 31, 2022 and December 31, 2021 are presented in the table below:

(dollars in millions)	March 31, 2022	December 31, 2021
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$7	$7

The Company utilizes the critical terms match method in assessing firm commitment derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax gain of $2 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of March 31, 2022 will mature by October 2025.

Net Investment Hedges. We have foreign-denominated long-term debt balances that qualify as net investment hedges. Changes in the value of these net investment hedges due to foreign currency gains or losses are deferred as foreign currency translation adjustments in Other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. We evaluate the effectiveness of the net investment hedges each quarter.

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of March 31, 2022, the net investment hedge is deemed to be effective. During the quarters ended March 31, 2022 and 2021, we recognized gains of $12 million and $3 million, respectively, associated with this net investment hedge in Other comprehensive income (loss).

In September 2020, we issued €420 million of Euro denominated commercial paper. The Euro denominated commercial paper while outstanding qualified as a net investment hedge against our investments in European businesses. During 2021, we fully repaid the Euro denominated commercial paper, and there is no longer a net investment hedge against our investments in European businesses as of March 31, 2022 or December 31, 2021. During the quarter ended March 31, 2021, we recognized gains of $17 million associated with this net investment hedge in Other comprehensive income (loss).

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments primarily within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Foreign exchange contracts	$6	$(1)

Note 14: Fair Value Measurements

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

As of March 31, 2022, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The fair values of the current portion of the Company's financial instruments that are not carried at fair value approximated their carrying values because of the short-term nature of the current portion. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our notes, as described in Note 7, "Borrowings and Lines of Credit", are measured at fair value using closing bond prices from active markets.

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$33	$33	$—	$—
Derivative assets	37	—	37	—
Derivative liabilities	(21)	—	(21)	—

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$25	$25	$—	$—
Derivative assets	36	—	36	—
Derivative liabilities	(16)	—	(16)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$66	$65	$65	$63
Customer financing notes receivable, net	61	59	77	76
Short-term borrowings	(51)	(51)	(24)	(24)
Long-term debt (excluding leases and other)	(6,737)	(6,371)	(7,296)	(7,420)
Long-term liabilities (including current portion)	(255)	(228)	(253)	(240)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$65	$—	$65	$—
Customer financing notes receivable, net	59	—	59	—
Short-term borrowings	(51)	—	(51)	—
Long-term debt (excluding leases and other)	(6,371)	—	(6,371)	—
Long-term liabilities (including current portion)	(228)	—	(228)	—

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$63	$—	$63	$—
Customer financing notes receivable, net	76	—	76	—
Short-term borrowings	(24)	—	(24)	—
Long-term debt (excluding leases and other)	(7,420)	—	(7,420)	—
Long-term liabilities (including current portion)	(240)	—	(240)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the quarters ended March 31, 2022 and 2021 are as follows:

(dollars in millions)	2022	2021
Balance as of December 31	$20	$25
Warranties	—	1
Settlements made	(4)	(5)
Foreign exchange and other	1	2
Balance as of March 31	$17	$23

The Company provides certain financial guarantees to third parties. As of March 31, 2022, Otis has stand-by letters of credit with maximum potential payment totaling $144 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of March 31, 2022, Otis has determined there are no estimated costs probable under these guarantees.

Note 16: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. In addition to the specific amounts noted below, where we have recorded loss contingency accruals for the below and other matters, the amounts in aggregate are not material. Legal costs generally are expensed when incurred.

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $12 million as of March 31, 2022 and December 31, 2021, and is principally included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $237 million as of March 31, 2022) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $130 million as of March 31, 2022).

In August 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, our former parent, UTC, now RTX, made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing in July 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. In December 2020, the local German Tax Court ruled against the Company.

On January 26, 2021, the Company filed an appeal with the Federal Tax Court. On February 8, 2022, the Company received the decision of the Federal Tax Court, in which the Court remanded the case for reconsideration by the local German Tax Court. The local Tax Court has not yet set a hearing date. Despite the remand, there is no assurance that the local Tax Court will rule in the Company's favor, and the decision of the German Tax Office ultimately could be sustained.

Pursuant to the Tax Matters Agreement ("TMA") with our former parent, UTC, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $49 million as of March 31, 2022), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2022. In the event that the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of and for the periods ended March 31, 2022 and December 31, 2021.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $22 million to $45 million as of March 31, 2022 and December 31, 2021. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $22 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31,

2021. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $5 million, which is principally included in Other assets on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut against Otis, Raytheon Technologies Corporation ("RTX"), Carrier Global Corporation ("Carrier"), which was also separated from UTC in the Separation, each of their directors, and various incentive and deferred compensation plans. On September 13, 2021, plaintiffs filed an amended complaint against the three company defendants only. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. Otis believes that the claims against the Company are without merit. At this time, Otis is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could result from this action.

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

Segment Information. Segment information for the quarters ended March 31, 2022 and 2021 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2022	2021	2022	2021	2022	2021
New Equipment	$1,422	$1,458	$93	$104	6.5%	7.1%
Service	1,992	1,950	447	430	22.4%	22.1%
Total segments	3,414	3,408	540	534	15.8%	15.7%
General corporate expenses and other	—	—	(14)	(25)	—	—
Total	$3,414	$3,408	$526	$509	15.4%	14.9%

General corporate expense and other includes non-recurring Separation-related costs during the quarters ended March 31, 2022 and 2021 of $2 million and $9 million, respectively.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters ended March 31, 2022 and 2021.

	Quarter Ended March 31,
(dollars in millions)	2022	2021
United States Operations	$977	$936
International Operations
China	568	562
Other	1,869	1,910
Total	$3,414	$3,408

Disaggregated Sales by Type. Segment Net sales disaggregated by product and service type for the quarters ended March 31, 2022 and 2021 are as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
New Equipment	$1,422	$1,458

Maintenance and Repair	1,633	1,603
Modernization	359	347
Total Service	1,992	1,950
Total	$3,414	$3,408

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters ended March 31, 2022 and 2021.

Note 18: Accounting Pronouncements

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early application permitted. We are currently evaluating the impact of adopting this standard, however we do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after March 31, 2022 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 19: Subsequent Events

As described in Note 1, "General", the Company announced the Tender Offer to acquire all of the issued and outstanding shares of Zardoya Otis not owned by Otis, at an offer price of €7.07 per share in cash after adjusting for dividends. The results of the Tender Offer were announced on April 7, 2022, with tenders of 45.49% of the shares outstanding accepted. The shares tendered to the Company were settled in cash on April 12, 2022 for approximately €1.5 billion from the Company's restricted cash held in escrow, resulting in the Company owning 95.51% of Zardoya Otis. The acquisition and settlement of the remaining issued and outstanding shares not owned by the Company for approximately €150 million (based on the adjusted tender price of €7.07 per share) and the automatic delisting of Zardoya Otis shares are expected to occur in the second quarter of 2022.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters ended March 31, 2022 and 2021, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 27, 2022, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of March 31, 2022, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 4, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 27, 2022

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary

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

We serve our customers through a global network of employees. These include sales personnel, field technicians with separate skills in performing installation and service, as well as engineers driving our continued product development and innovation. We function under a centralized operating model whereby a global strategy is set around New Equipment and Service because we seek to grow our maintenance portfolio, in part, through the conversion of new elevator and escalator installations into service contracts. Accordingly, we benefit from an integrated global strategy, which sets priorities and establishes accountability across the full product lifecycle.

The current status of significant factors affecting our business environment in 2022 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Recent Developments

Ukraine and Russia

Based on the ongoing crisis in Ukraine and the related ongoing supply chain disruptions, we have reassessed our operations in Russia, which represented approximately 2% of our 2021 revenue and profit, comprising mostly of New Equipment. The Company is not taking new elevator or escalator orders in Russia and will make no new investments in the country for the time being. We will continue to fulfill our existing agreements and provide essential equipment and services in Russia, when possible, while remaining in compliance with applicable laws, including applicable sanctions and export controls.

The results of our operations, financial position and overall financial performance were not materially impacted by the events unfolding in Ukraine for the quarter ended March 31, 2022. We continue to assess the impact on our results of operations, financial position and overall performance as the situation develops and any broader implications it may have on the global economy.

Zardoya Otis Tender Offer

As previously disclosed, the Company announced the Tender Offer to acquire all of the issued and outstanding shares of Zardoya Otis not owned by Otis, at an offer price of €7.07 per share in cash after adjusting for dividends. The results of the Tender Offer were announced on April 7, 2022, with tenders of 45.49% of the shares outstanding accepted. The shares tendered to the Company were settled in cash on April 12, 2022 for approximately €1.5 billion from the Company's restricted cash held in escrow, resulting in the Company owning 95.51% of Zardoya Otis. The acquisition and settlement of the remaining issued and outstanding shares not owned by the Company for approximately €150 million (based on the adjusted tender price of €7.07 per share) and the automatic delisting of Zardoya Otis shares are expected to occur in the second quarter of 2022.

See Note 1, "General", Note 7, "Borrowings and Lines of Credit" and Note 19, "Subsequent Events" to the Condensed Consolidated Financial Statements, for further details regarding this transaction and financing arrangements entered into in connection with the Tender Offer.

Impact of COVID-19 on our Company

The results of our operations and overall financial performance were impacted due to the COVID-19 pandemic during the quarters ended March 31, 2022 and 2021. COVID-19 has had and could continue to have an impact on our business in the future, including impacts to overall financial performance during the remainder of 2022, as a result of the following, among other things:

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the Condensed Consolidated Financial Statements, or are the most sensitive to change due to outside factors, are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in our Form 10-K. Except as disclosed in Note 18 to our Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Net sales	$3,414	$3,408
Percentage change year-over-year	0.2%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter ended March 31, 2022 are as follows:

Quarter Ended March 31, 2022
Organic volume	3.1%
Foreign currency translation	(3.0)%
Acquisitions and divestitures, net	0.1%
Total % change	0.2%

The Organic volume increase of 3.1% for the quarter ended March 31, 2022 was driven by an increase in organic sales of 5.8% in Service, partially offset by a decrease of (0.5)% in New Equipment organic sales.

See "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Total cost of products and services sold	$2,408	$2,389
Percentage change year-over-year	0.8%

The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2022 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2022
Organic volume	3.8%
Foreign currency translation	(3.1)%
Other	0.1%
Total % change	0.8%

The organic increase in total cost of products and services sold for the quarter ended March 31, 2022 was primarily driven by the organic sales increases noted above and higher input costs including labor inflation and commodity headwinds, partially offset by productivity gains in both segments.

Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Gross margin	$1,006	$1,019
Gross margin percentage	29.5%	29.9%

Gross margin percentage decreased 40 basis points for the quarter ended March 31, 2022 when compared to the same period for 2021, as improvement in Service gross margin and overall segment mix were more than offset by a decrease in New Equipment gross margin.

See the "Segment Review" section for discussion of operating results by segment.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Research and development	$37	$35
Percentage of Net sales	1.1%	1.0%

Research and development was relatively flat for the quarter ended March 31, 2022, when compared to the same period for 2021.

Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Selling, general and administrative	$459	$482
Percentage of Net sales	13.4%	14.1%

Selling, general and administrative expenses decreased $23 million for the quarter ended March 31, 2022, when compared to the same period in 2021, as cost containment actions, impact from foreign exchange and lower credit loss reserves were partially offset by labor inflation.

Selling, general and administrative expenses as a percentage of Net sales decreased 70 basis points for the quarter ended March 31, 2022, compared to the same period in 2021, as Net sales were relatively flat while expenses decreased.

Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Restructuring costs	$14	$15

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

Total restructuring costs were $14 million for the quarter ended March 31, 2022 and included $13 million of costs related to 2022 actions, and $1 million of costs related to 2021 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2022, we had cash outflows of approximately $17 million related to the restructuring actions and expect to make cash payments of $71 million to complete the actions announced, which will be comprised of the utilization of existing restructuring accruals and $36 million of additional restructuring expenses to be recognized.

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $30 million for the 2022 actions and $38 million for the 2021 actions, of which approximately $9 million was realized for the 2022 and 2021 actions during the quarter ended March 31, 2022.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Other income (expense), net	$16	$7

The change in Other income (expense), net of $9 million for the quarter ended March 31, 2022, compared to the same period in 2021, was primarily driven by favorable foreign currency mark-to-market adjustments.

Interest Expense (Income), Net

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Interest expense (income), net	$37	$32

The increase in Interest expense (income), net of $5 million in the quarter ended March 31, 2022, compared to the same period in 2021, was driven by interest expense related to the Tender Offer for Zardoya Otis.

The average interest rate on our long-term debt for the quarters ended March 31, 2022 and 2021 was 2.0% and 2.4%, respectively.

For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended March 31,
	2022	2021
Effective tax rate	27.8%	25.9%

The increase in the effective tax rate for the quarter ended March 31, 2022 is primarily due to the absence of a reduction in the deferred tax liability related to repatriation of foreign earnings recorded in the quarter ended March 31, 2021.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Noncontrolling interest in subsidiaries' earnings	$42	$44
Net income attributable to Otis Worldwide Corporation	$311	$308

Noncontrolling interest in subsidiaries' earnings and net income attributable to Otis Worldwide Corporation were relatively flat for the quarter ended March 31, 2022, compared to the same period in 2021.

Ownership interest in non-wholly owned subsidiaries has remained generally consistent year-over-year. For details on the results of the Tender Offer and purchases of shares of Zardoya Otis not previously owned by the Company made after March 31, 2022, see Note 19 to the Condensed Consolidated Financial Statements.

Segment Review

Summary performance for our operating segments for the quarters ended March 31, 2022 and 2021 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2022	2021	2022	2021	2022	2021
New Equipment	$1,422	$1,458	$93	$104	6.5%	7.1%
Service	1,992	1,950	447	430	22.4%	22.1%
Total segment	3,414	3,408	540	534	15.8%	15.7%
General corporate expenses and other	—	—	(14)	(25)	—	—
Total	$3,414	$3,408	$526	$509	15.4%	14.9%

New Equipment

The New Equipment segment designs, manufactures, sells and installs a wide range of passenger and freight elevators, as well as escalators and moving walkways in residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers and general contractors who develop and/or design buildings for residential, infrastructure, commercial, retail or mixed-use activity. We sell directly to customers as well as through agents and distributors. We also sell New Equipment to government agencies to support infrastructure projects, such as airports, railways or metros.

Summary performance for New Equipment for the quarters ended March 31, 2022 and 2021 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change	Change
Net sales	$1,422	$1,458	$(36)	(2.5)%
Cost of sales	1,190	1,187	3	0.3%
	232	271	(39)	(14.4)%
Operating expenses	139	167	(28)	(16.8)%
Operating profit	$93	$104	$(11)	(10.6)%
Operating profit margin	6.5%	7.1%

Summary analysis of the Net sales change for New Equipment for the quarter ended March 31, 2022 compared with the quarter ended March 31, 2021 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2022
Organic	(0.5)%
Foreign currency translation	(1.9)%
Acquisitions/Divestitures, net	(0.1)%
Total % change	(2.5)%

Quarter Ended March 31, 2022

Net sales

The organic sales decrease of (0.5)% was driven by declines in Americas and China, offset partially by mid single digit growth in EMEA and low single digit growth in Asia Pacific.

Operating profit

New Equipment operating profit decreased $(11) million, partially driven by lower volume of $(5) million, with an operating margin decrease of 60 basis points. Lower bad debt expense and favorable field installation productivity was more than offset by commodity headwinds of $(38) million.

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

Summary performance for Service for the quarters ended March 31, 2022 and 2021 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change	Change
Net sales	$1,992	$1,950	$42	2.2%
Cost of sales	1,218	1,202	16	1.3%
	774	748	26	3.5%
Operating expenses	327	318	9	2.8%
Operating profit	$447	$430	$17	4.0%
Operating profit margin	22.4%	22.1%

Summary analysis of Service Net sales change for the quarter ended March 31, 2022 compared with the quarter ended March 31, 2021 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2022
Organic	5.8%
Foreign currency translation	(3.8)%
Acquisitions/Divestitures, net	0.2%
Total % change	2.2%

Quarter Ended March 31, 2022

Net sales

The organic sales increase of 5.8% is due to organic sales increases in maintenance and repair of 5.6% and modernization of 6.9%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	5.6%	6.9%
Foreign currency translation	(3.9)%	(3.4)%
Acquisitions/Divestitures, net	0.2%	—%
Total % change	1.9%	3.5%

Operating profit

Service operating profit increased $17 million due to higher volume of $35 million, favorable pricing and productivity, partially offset by headwinds from foreign exchange of $(25) million, and labor inflation. Operating margin increased 30 basis points.

General Corporate Expenses and Other

	Quarter Ended March 31,
(dollars in millions)	2022	2021
General corporate expenses and other	$(14)	$(25)

General corporate expenses and other for the quarter ended March 31, 2022 decreased $(11) million primarily due to lower non-recurring Separation costs incurred when compared to the same quarter in 2021.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,235	$1,565
Total debt	6,745	7,273
Net debt (total debt less cash and cash equivalents)	5,510	5,708
Total equity [1]	(4,922)	(3,144)
Total capitalization (total debt plus total equity)	1,823	4,129
Net capitalization (total debt plus total equity less cash and cash equivalents)	588	2,564

Total debt to total capitalization [1]	370%	176%
Net debt to net capitalization [1]	937%	223%

1    Our total debt to total capitalization ratio and net debt to net capitalization ratio increased in the quarter ended March 31, 2022 due to the $1.5 billion reduction in equity upon the Tender Offer being approved by the Spanish regulator, and the resulting reclassification of our noncontrolling interest in Zardoya Otis to redeemable noncontrolling interest based on the value of the Tender Offer. For more information on the impact of the Zardoya Otis redeemable noncontrolling interest, see Note 1 to the Condensed Consolidated Financial Statements.

As of March 31, 2022, we had cash and cash equivalents of approximately $1.2 billion, of which approximately 98% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of March 31, 2022 and December 31, 2021, the amount of such restricted cash was approximately $1.8 billion and $1.9 billion, respectively, including cash held in escrow to fund the Tender Offer. For information on the results of the Tender Offer, see Note 19 to the Condensed Consolidated Financial Statements.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of March 31, 2022 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including the impact of COVID-19. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

There were no long-term debt issuances for the quarter ended March 31, 2022. The Company redeemed the $500 million floating notes originally due in 2023 during the quarter ended March 31, 2022. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to capital markets.

As a result of the increased debt incurred in 2021 to fund the Tender Offer, we temporarily suspended share repurchases as we focused on deleveraging. During the quarter ended March 31, 2022, we repaid certain debt and resumed our share repurchases. On March 9, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $1 billion of Common Stock, of which none had been utilized as of March 31, 2022. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Net cash flows provided by operating activities	$504	$585

Cash generated from operating activities in the quarter ended March 31, 2022 was $81 million lower than the same period in 2021, primarily due to decreased cash inflows related to current assets and current liabilities activity of $150 million, as described below. These were partially offset by $41 million of higher non-cash adjustments from Net income and $26 million of higher Other operating activities, net, primarily due to long-term accruals and other activities in the quarter ended March 31, 2022.

Quarter Ended March 31, 2022 Changes in Working Capital

Cash inflows related to current assets and current liabilities operating activity for the quarter ended March 31, 2022 were $55 million. These cash inflows were primarily driven by:

•Contract assets, current and Contract liabilities, current, net change of $278 million, driven by the timing of billings on contracts compared to the progression on current contracts; partially offset by

•Accrued liabilities, which decreased $178 million, primarily due to the timing of payments of employee-related benefits, interest and income taxes; and

•Accounts receivable, net, which increased $51 million, primarily due to the timing of billings.

Quarter Ended March 31, 2021 Changes in Working Capital

Cash inflows related to current assets and current liabilities operating activity for the quarter ended March 31, 2021 were $205 million, including the following main drivers:

•Contract assets, current and Contract liabilities, current, net change of $328 million, driven by the timing of billings on contracts compared to the progression on current contracts;

•Other current assets, which decreased $61 million, due to prepaid income tax utilization and refunds received; and

•Accounts payable, which increased $29 million, primarily due to the timing of payments to suppliers; partially offset by

•Accrued liabilities, which decreased $160 million, primarily due to the timing of payments of employee-related benefits, interest and income taxes, including the payment of foreign tax obligations pursuant to the TMA;

•Inventories, net, which increased $39 million, due to the impact of higher production inventory related to higher volume and timing of deliveries to construction sites; and

•Accounts receivable, net, which increased $14 million.

Cash Flow - Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and settlement of derivative contracts.

Quarter Ended March 31, 2022 compared to Quarter Ended March 31, 2021

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Investing Activities:
Capital expenditures	$(30)	$(44)	$14
Investments in businesses and intangible assets, net of cash acquired	(8)	(24)	16
Proceeds from the sale of (investments in) marketable securities	(7)	(18)	11
Receipts (payments) on settlements of derivative contracts	28	8	20
Other investing activities, net	—	28	(28)
Net cash flows used in investing activities	$(17)	$(50)	$33

Cash flows used in investing activities in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 decreased $33 million, including the following drivers:

•$20 million higher net cash receipts from the settlement of derivative instruments, with net cash receipts of $28 million and $8 million during the quarter ended March 31, 2022 and 2021, respectively;

•$16 million lower investments in businesses and intangible assets in the quarter ended March 31, 2022; and

•$14 million lower capital expenditures and $11 million lower investments in marketable securities in the quarter ended March 31, 2022; partially offset by

•$28 million lower Other investing activities, net primarily due to property damage insurance proceeds received and proceeds from the sales of fixed assets during the quarter ended March 31, 2021.

As discussed in Note 13 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency exposures.

Cash Flow - Financing Activities

Financing activities primarily include increases or decreases in short-term borrowings, issuance or repayment of long-term debt, dividends paid to common shareholders, repurchases of Common Stock and dividends paid to noncontrolling interests.

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Financing Activities:
Increase (decrease) in short-term borrowings, net	$26	$(342)	$368
Proceeds from issuance of long-term debt	—	199	(199)
Payment of debt issuance costs	—	(2)	2
Repayment of long-term debt	(500)	—	(500)
Dividends paid on Common Stock	(102)	(87)	(15)
Repurchases of Common Stock	(200)	(300)	100
Dividends paid to noncontrolling interest	(33)	(32)	(1)
Other financing activities, net	(14)	(10)	(4)
Net cash flows provided by (used in) financing activities	$(823)	$(574)	$(249)

Net cash used in financing activities increased $249 million in the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to higher net repayments on borrowings of $474 million during the quarter ended March 31, 2022 compared to $145 million during the same period in 2021, which were made with cash flow from operations and existing cash balances. Net repayments on borrowings are comprised of the following activity:

•Repayments of long-term debt of $500 million, partially offset by net short-term borrowings of $26 million, during the quarter ended March 31, 2022; and

•Net repayments of short-term borrowings of $342 million, partially offset by net proceeds from the issuance of long-term debt of $197 million, during the quarter ended March 31, 2021.

These higher net repayments on borrowings were partially offset by lower repurchases of Common Stock in the quarter ended March 31, 2022 compared to the same period in 2021.

For additional discussion of borrowings activity, see Note 7 to the Condensed Consolidated Financial Statements.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2023 Euro Notes, the 2026 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. (“Highland”), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 10: Borrowings and Lines of Credit" in Item 8 in our 2021 Form 10-K, for additional information.

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

The following tables set forth the summarized financial information as of and for the quarter ended March 31, 2022 and as of December 31, 2021 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Quarter Ended March 31, 2022
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	60
Income (loss) from operations excluding income from consolidated subsidiaries	2
Net income (loss) excluding income from consolidated subsidiaries	(27)

(dollars in millions)	March 31, 2022	December 31, 2021
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$72	$197
Current assets (intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets, investments in consolidated subsidiaries	1,271	1,271
Noncurrent assets (excluding investments in consolidated subsidiaries)	48	48
Current liabilities (intercompany payables to non-guarantor subsidiaries)	2,131	1,516
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	82	73
Noncurrent liabilities	5,224	5,725

(dollars in millions)	Quarter Ended March 31, 2022
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	738
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(2)

(dollars in millions)	March 31, 2022	December 31, 2021
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (intercompany receivables from non-guarantor subsidiaries)	1	2
Noncurrent assets (investments in consolidated subsidiaries)	12,524	12,524
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	650	666
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	171
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	4	2
Noncurrent liabilities	1,750	1,795

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K, discloses our off-balance sheet arrangements and contractual obligations. As of March 31, 2022, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in the "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter ended March 31, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance, the Tender Offer and the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions of Otis following the Separation or in connection with the Tender Offer, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Otis and its businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, pandemic health issues (including COVID-19 and variants thereof and the ongoing economic recovery therefrom and their effects on, among other things, global supply, demand and distribution), natural disasters, whether as a result of climate change or otherwise, and the financial condition of Otis’ customers and suppliers;
•the effect of changes in political conditions in the U.S. and other countries in which Otis and its businesses operate, including the effects of the ongoing conflict between Russia and Ukraine and related sanctions and export controls, on general market conditions, global trade policies, and currency exchange rates in the near term and beyond;
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
•fluctuations in prices and delays and disruption in delivery of materials and services from suppliers, whether as a result of COVID-19, the ongoing conflict between Russia and Ukraine or otherwise;
•cost reduction or containment actions, restructuring costs and related savings and other consequences thereof;
•new business and investment opportunities;
•the outcome of legal proceedings, investigations and other contingencies;
•pension plan assumptions and future contributions;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which Otis and its businesses operate, including as a result of the ongoing conflict between Russia and Ukraine;
•the ability of Otis to retain and hire key personnel;
•the scope, nature, impact or timing of acquisition and divestiture activity, the integration of acquired businesses into existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs;
•the ability to achieve the expected benefits of the Tender Offer and the timing thereof;
•the ability to achieve the expected benefits of the Separation;
•the determination by the Internal Revenue Service and other tax authorities that the distribution or certain related transactions should be treated as taxable transactions; and
•the amount of our obligations and nature of our disputes that have or may hereafter arise under the agreements we entered into with RTX and Carrier in connection with the Separation.

These and other factors are more fully discussed in this Form 10-Q in the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 1: General" and "Note 16: Contingent Liabilities, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our 2021 Form 10-K under the headings "Item 1. Business", "Item 1A. Risk Factors", "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" under the headings "Note 1: Business Overview" and "Note 22: Contingent Liabilities" and elsewhere in each of these filings. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Item 3 "Legal Proceedings" in our 2021 Form 10-K.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in Item 1A "Risk Factors", in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2022	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	—	$—	—	$275
February 1 - February 28	1,100	75.90	1,100	$192
March 1 - March 31	1,488	78.30	1,488	$1,000
Total	2,588	$77.28	2,588

(1)     Average price paid per share includes costs associated with the repurchases.

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of Common Stock. As a result of the increased debt incurred in 2021 to fund the Tender Offer, we temporarily suspended our share repurchases as we focused on deleveraging. During the quarter ended March 31, 2022, we repaid certain debt and resumed our share repurchases.

On March 9, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $1 billion of Common Stock. As of March 31, 2022, the maximum dollar value of shares that may yet be purchased under this current program was $1 billion. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Second Amendment dated as of April 20, 2022, to Revolving Credit Agreement, dated February 10, 2020 (as amended), among Otis Worldwide Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A.* (See Exhibit 10.31 of our 2021 Form 10-K for the Revolving Credit Agreement and other amendments related thereto).

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Equity for the quarters ended March 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	April 27, 2022	by:	/s/ RAHUL GHAI
Rahul Ghai
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 27, 2022	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)