Form 10-Q
period 2022-09-30
Otis Worldwide Corp
filed 2022-10-27
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

At October 14, 2022 there were 416,586,077 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(amounts in millions, except per share amounts)	2022	2021
Net sales:
Product sales	$1,447	$1,681
Service sales	1,897	1,939
	3,344	3,620
Costs and expenses:
Cost of products sold	1,208	1,381
Cost of services sold	1,165	1,179
Research and development	37	39
Selling, general and administrative	417	479
	2,827	3,078
Other income (expense), net	12	—
Operating profit	529	542
Non-service pension cost (benefit)	1	2
Interest expense (income), net	35	33
Net income before income taxes	493	507
Income tax expense	143	128
Net income	350	379
Less: Noncontrolling interest in subsidiaries' earnings	26	48
Net income attributable to Otis Worldwide Corporation	$324	$331

Earnings per share (Note 2):
Basic	$0.77	$0.78
Diluted	$0.77	$0.77

Weighted average number of shares outstanding:
Basic shares	418.5	425.8
Diluted shares	421.2	430.6

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(amounts in millions, except per share amounts)	2022	2021
Net sales:
Product sales	$4,403	$4,866
Service sales	5,843	5,863
	10,246	10,729
Costs and expenses:
Cost of products sold	3,689	3,986
Cost of services sold	3,597	3,589
Research and development	112	113
Selling, general and administrative	1,315	1,445
	8,713	9,133
Other income (expense), net	9	16
Operating profit	1,542	1,612
Non-service pension cost (benefit)	2	6
Interest expense (income), net	107	92
Net income before income taxes	1,433	1,514
Income tax expense	382	404
Net income	1,051	1,110
Less: Noncontrolling interest in subsidiaries' earnings	95	145
Net income attributable to Otis Worldwide Corporation	$956	$965

Earnings per share (Note 2):
Basic	$2.27	$2.25
Diluted	$2.25	$2.23

Weighted average number of shares outstanding:
Basic shares	421.3	428.5
Diluted shares	424.3	432.0

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Net income	$350	$379	$1,051	$1,110
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	151	(37)	56	(39)
Pension and postretirement benefit plan adjustments	2	4	6	11
Change in unrealized cash flow hedging	(4)	4	(4)	1
Other comprehensive income (loss), net of tax	149	(29)	58	(27)
Comprehensive income (loss), net of tax	499	350	1,109	1,083
Less: Comprehensive (income) loss attributable to noncontrolling interest	(7)	(43)	30	(130)
Comprehensive income attributable to Otis Worldwide Corporation	$492	$307	$1,139	$953

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,034	$1,565
Restricted cash	7	1,910
Accounts receivable (net of allowance for expected credit losses of $156 and $175)	3,103	3,232
Contract assets	641	550
Inventories	603	622
Other current assets	441	382
Total Current Assets	5,829	8,261
Future income tax benefits	290	335
Fixed assets (net of accumulated depreciation of $1,079 and $1,156)	692	774
Operating lease right-of-use assets	464	526
Intangible assets, net	346	419
Goodwill	1,448	1,667
Other assets	273	297
Total Assets	$9,342	$12,279
Liabilities and Equity (Deficit)
Short-term borrowings	$103	$24
Accounts payable	1,521	1,556
Accrued liabilities	1,662	1,993
Contract liabilities	2,706	2,674
Total Current Liabilities	5,992	6,247
Long-term debt	6,459	7,249
Future pension and postretirement benefit obligations	505	558
Operating lease liabilities	325	336
Future income tax obligations	244	267
Other long-term liabilities	550	606
Total Liabilities	14,075	15,263
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	128	160
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	134	119
Treasury Stock	(1,425)	(725)
Accumulated deficit	(3,042)	(2,256)
Accumulated other comprehensive income (loss)	(580)	(763)
Total Shareholders' Equity (Deficit)	(4,913)	(3,625)
Noncontrolling interest	52	481
Total Equity (Deficit)	(4,861)	(3,144)
Total Liabilities and Equity (Deficit)	$9,342	$12,279

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)
Quarter Ended September 30, 2022
Balance as of June 30, 2022	$121	$(1,125)	$(3,245)	$(748)	$(4,997)	$109	$(4,888)	$136
Net income	—	—	324	—	324	24	348	2
Other comprehensive income (loss), net of tax, and foreign currency reclassifications (Note 10)	—	—	—	168	168	(9)	159	(10)
Stock-based compensation and Common Stock issued under employee plans	13	—	—	—	13	—	13	—
Cash dividends declared ($0.29 per Common Share)	—	—	(121)	—	(121)	—	(121)	—
Repurchase of Common Shares	—	(300)	—	—	(300)	—	(300)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(68)	(68)	—
Acquisitions, disposals and other changes	—	—	—	—	—	(4)	(4)	—
Balance as of September 30, 2022	$134	$(1,425)	$(3,042)	$(580)	$(4,913)	$52	$(4,861)	$128

Quarter Ended September 30, 2021
Balance as of June 30, 2021	$86	$(506)	$(2,662)	$(803)	$(3,885)	$468	$(3,417)	$163
Net income	—	—	331	—	331	46	377	2
Other comprehensive income (loss), net of tax	—	—	—	(24)	(24)	(5)	(29)	(1)
Stock-based compensation and Common Stock issued under employee plans	18	—	(1)	—	17	—	17	—
Cash dividends declared ($0.24 per Common Share)	—	—	(102)	—	(102)	—	(102)	—
Repurchase of Common Shares	—	(219)	—	—	(219)	—	(219)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(24)	(24)	—
Acquisition, disposal and other changes	(2)	—	1	—	(1)	1	—	—
Balance as of September 30, 2021	$102	$(725)	$(2,433)	$(827)	$(3,883)	$486	$(3,397)	$164

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)
Nine Months Ended September 30, 2022
Balance December 31, 2021	$119	$(725)	$(2,256)	$(763)	$(3,625)	$481	$(3,144)	$160
Net income	—	—	956	—	956	82	1,038	13
Other comprehensive income (loss), net of tax, and foreign currency reclassifications (Note 10)	—	—	—	183	183	(17)	166	(108)
Stock-based compensation and Common Stock issued under employee plans	32	—	(1)	—	31	—	31	—
Cash dividends declared ($0.82 per common share)	—	—	(345)	—	(345)	—	(345)	—
Repurchase of Common Shares	—	(700)	—	—	(700)	—	(700)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(80)	(80)	(11)
Reclassification of noncontrolling interest to forward purchase agreement and redeemable noncontrolling interest (Note 1)	—	—	(1,482)	—	(1,482)	(403)	(1,885)	1,476
Acquisitions, disposals and other changes	(17)	—	86	—	69	(11)	58	(1,402)
Balance at September 30, 2022	$134	$(1,425)	$(3,042)	$(580)	$(4,913)	$52	$(4,861)	$128

Nine Months Ended September 30, 2021
Balance December 31, 2020	$59	$—	$(3,106)	$(815)	$(3,862)	$467	$(3,395)	$194
Net income	—	—	965	—	965	138	1,103	7
Other comprehensive income (loss), net of tax	—	—	—	(12)	(12)	(8)	(20)	(8)
Stock-based compensation and Common Stock issued under employee plans	45	—	(2)	—	43	—	43	—
Cash dividends declared ($0.68 per common share)	—	—	(291)	—	(291)	—	(291)	—
Repurchase of Common Shares	—	(725)	—	—	(725)	—	(725)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(121)	(121)	(11)
Acquisitions, disposals and other changes	(2)	—	1	—	(1)	10	9	(18)
Balance at September 30, 2021	$102	$(725)	$(2,433)	$(827)	$(3,883)	$486	$(3,397)	$164

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Operating Activities:
Net income	$1,051	$1,110
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	145	152
Deferred income tax expense (benefit)	6	(72)
Stock compensation cost	41	48
Change in operating assets and liabilities:
Accounts receivable, net	(171)	(107)
Contract assets and liabilities, current	143	140
Inventories	(80)	18
Other current assets	(14)	12
Accounts payable	137	230
Accrued liabilities	(166)	(29)
Pension contributions	(28)	(23)
Other operating activities, net	32	(6)
Net cash flows provided by operating activities	1,096	1,473
Investing Activities:
Capital expenditures	(81)	(115)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(38)	(59)
Dispositions of businesses, net of cash (Note 6)	61	—
Proceeds from the sale of (investments in) marketable securities	(7)	40
Receipts (payments) on settlements of derivative contracts	121	35
Other investing activities, net	6	30
Net cash flows provided by (used in) investing activities	62	(69)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	80	(294)
Proceeds from borrowings (maturities longer than 90 days)	—	152
Repayments of borrowings (maturities longer than 90 days)	—	(503)
Proceeds from issuance of long-term debt	—	199
Payment of debt issuance costs	—	(11)
Repayment of long-term debt	(500)	—
Dividends paid on Common Stock	(345)	(291)
Repurchases of Common Stock	(700)	(725)
Dividends paid to noncontrolling interest	(107)	(130)
Acquisition of Zardoya Otis shares (Note 1)	(1,802)	—
Other financing activities, net	(28)	(18)
Net cash flows provided by (used in) financing activities	(3,402)	(1,621)
Effect of foreign exchange rate changes on cash and cash equivalents	(191)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,435)	(228)
Cash, cash equivalents and restricted cash, beginning of year	3,477	1,801
Cash, cash equivalents and restricted cash, end of period	1,042	1,573
Less: Restricted cash	8	20
Cash and cash equivalents, end of period	$1,034	$1,553

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of September 30, 2022 and for the quarters and nine months ended September 30, 2022 and 2021 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2021 ("2021 Form 10-K" or "Form 10-K").

Unless the context otherwise requires, references to "Otis", "we", "us", "our" and "the Company" refer to Otis Worldwide Corporation and its subsidiaries.

There have been no changes to the Company's significant accounting policies described in the Company's Form 10-K that have a material impact on the Company's Condensed Consolidated Financial Statements and the related notes.

Revisions

As previously disclosed, in 2021 the Company identified a misclassification between noncontrolling interest and redeemable noncontrolling interest. Accordingly, the Company adjusted the noncontrolling interest and redeemable noncontrolling interest in the Condensed Consolidated Statements of Changes in Equity as of September 30, 2021, resulting in an increase to Redeemable noncontrolling interest of $102 million, a decrease to Noncontrolling interest of $73 million and a decrease to Accumulated deficit of $29 million. Refer to Note 2 of the Company’s audited consolidated financial statements and notes thereto included in our 2021 Form 10-K.

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

The Company owned a controlling interest and had operational control of Zardoya Otis as of and for the periods ended September 30, 2022 and 2021, and all other periods during 2022 and 2021, and therefore its financial results are included in our Condensed Consolidated Financial Statements. The Company owned 50.02% of Zardoya Otis as of March 31, 2022, and 100% as of June 30 and September 30, 2022.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2022 and for the quarters and nine months ended September 30, 2022 and 2021, respectively, resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine, including, but not limited to our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2022 and for the quarter and nine months ended September 30, 2022 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situation develops and any broader implications it may have on the global economy. Additionally, the Company sold its business in Russia during the third quarter of 2022. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Note 2: Earnings per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(amounts in millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to Otis Worldwide Corporation	$324	$331	$956	$965
Impact of redeemable noncontrolling interest	—	—	—	—
Net income attributable to common shareholders	$324	$331	$956	$965

Basic weighted average number of shares outstanding	418.5	425.8	421.3	428.5
Stock awards and equity units (share equivalent)	2.7	4.8	3.0	3.5
Diluted weighted average number of shares outstanding	421.2	430.6	424.3	432.0

Earnings Per Share of Common Stock:
Basic	$0.77	$0.78	$2.27	$2.25
Diluted	$0.77	$0.77	$2.25	$2.23

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 2.4 million of anti-dilutive stock awards excluded from the computation for the quarter and nine months ended September 30, 2022, and 0.1 million for the quarter and nine months ended September 30, 2021.

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

Total Contract assets and Contract liabilities as of September 30, 2022 and December 31, 2021 are as follows:

(dollars in millions)	September 30, 2022	December 31, 2021
Contract assets, current	$641	$550
Total contract assets	641	550

Contract liabilities, current	2,706	2,674
Contract liabilities, non-current (included within Other long-term liabilities)	48	52
Total contract liabilities	2,754	2,726
Net contract liabilities	$2,113	$2,176

Contract assets increased by $91 million during the nine months ended September 30, 2022 as a result of the progression of current contracts and timing of billing on customer contracts, partially offset by the impact of foreign exchange rates. Contract liabilities increased by $28 million during the nine months ended September 30, 2022 primarily due to contract billings in excess of revenue earned, partially offset by the impact of foreign exchange rates and a decrease of $102 million of contract liabilities due to the sale of our Russia business during the third quarter of 2022. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

In the nine months ended September 30, 2022 and 2021, we recognized revenue of $1.8 billion and $1.9 billion related to contract liabilities as of January 1, 2022 and 2021, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of September 30, 2022, our total RPO was $16.6 billion.

Of the total RPO as of September 30, 2022, we expect 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of September 30, 2022 and December 31, 2021:

(dollars in millions)	September 30, 2022	December 31, 2021
Trade receivables	$2,982	$3,117
Unbilled receivables	104	109
Miscellaneous receivables	92	88
Customer financing notes receivable	81	93
	3,259	3,407
Less: allowance for expected credit losses	156	175
Accounts receivable, net	$3,103	$3,232

The changes in allowance for expected credit losses related to Accounts receivable, net for the nine months ended September 30, 2022 and 2021, respectively, are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Balance as of January 1	$175	$161
Provision for expected credit losses	4	27
Write-offs charged against the allowance for expected credit losses	(14)	(8)
Foreign exchange and other	(9)	(3)
Balance as of September 30	$156	$177

Note 5: Inventories

(dollars in millions)	September 30, 2022	December 31, 2021
Raw materials and work-in-process	$149	$140
Finished goods	454	482
Total	$603	$622

Raw materials, work-in-process and finished goods are net of valuation reserves of $93 million and $99 million as of September 30, 2022 and December 31, 2021, respectively.

Inventories decreased during the nine months ended September 30, 2022, including decreases of $16 million of raw materials and work-in-process and $36 million of finished goods due to the sale of our Russia business during the third quarter of 2022. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business. These decreases were partially offset by increases to inventory in order to support backlog conversion.

Note 6: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangibles assets, net of cash, totaled $38 million and $59 million in the nine months ended September 30, 2022 and 2021, respectively. The acquisitions consisted of a number of acquisitions primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the nine months ended September 30, 2022 were as follows:

(dollars in millions)	Balance as of December 31, 2021	Goodwill Resulting From Business Combinations	Business Disposals [1]	Foreign Currency Translation and Other	Balance as of September 30, 2022
New Equipment	$336	$—	$(26)	$(41)	$269
Service	1,331	10	(3)	(159)	1,179
Total	$1,667	$10	$(29)	$(200)	$1,448

1    The sale of our Russia business included $29 million of goodwill. For additional information, refer to the subheading "Disposals and Held For Sale Assets and Liabilities" below.

Intangible Assets. Intangible assets cost and accumulated amortization were $1,892 million and $1,546 million, respectively, as of September 30, 2022, and $2,117 million and $1,698 million, respectively, as of December 31, 2021.

Amortization of intangible assets for the quarter and nine months ended September 30, 2022 was $18 million and $55 million, respectively, compared to $22 million and $67 million for the same periods in 2021. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible Assets during the quarters and nine months ended September 30, 2022 and 2021.

Disposals and Held For Sale Assets and Liabilities. As of September 30, 2022, assets held for sale were $9 million, and are included in Other current assets in the Condensed Consolidated Balance Sheets. There were no balances as of December 31, 2021.

In June 2022, we entered into an agreement to sell our business in Russia to a third party, which was then sold on July 27, 2022. As of June 30, 2022, our operations in Russia, primarily in the New Equipment segment, were classified as assets and liabilities held for sale of $157 million and $136 million, respectively. The Company recorded the loss on sale and related charges of $6 million and $24 million in Other expense (income), net in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2022, respectively, including an impairment loss of $18 million related to the net assets held for sale during the quarter ended June 30, 2022.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2022	December 31, 2021
Commercial paper	$71	$—
Other borrowings	32	24
Total short-term borrowings	$103	$24

Commercial Paper. As of September 30, 2022, there were $71 million in borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowings activity in 2021, refer to Note 10 of the Company's audited consolidated financial statements and notes thereto included in our 2021 Form 10-K.

Long-term debt. As of September 30, 2022, we have a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated, 5-year revolving credit facility, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points, that matures in April 2025. As of September 30, 2022, there were no borrowings under the Company's revolving credit facility.

As of September 30, 2022, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	September 30, 2022	December 31, 2021
LIBOR plus 45 bps floating rate notes due 2023 [1,2,3]	$—	$500
0.000% notes due 2023 (€500 million principal value) [2]	484	565
2.056% notes due 2025 [2]	1,300	1,300
0.37% notes due 2026 (¥21.5 billion principal value) [2]	149	189
0.318% notes due 2026 (€600 million principal value) [2]	580	677
2.293% notes due 2027 [2]	500	500
2.565% notes due 2030 [2]	1,500	1,500
0.934% notes due 2031 (€500 million principal value) [2]	484	565
3.112% notes due 2040 [2]	750	750
3.362% notes due 2050 [2]	750	750
Other (including finance leases)	6	4
Total principal long-term debt	6,503	7,300
Other (discounts and debt issuance costs)	(44)	(51)
Total long-term debt	6,459	7,249
Less: current portion	—	—
Long-term debt, net of current portion	$6,459	$7,249

1    The three-month LIBOR rate as of December 31, 2021 was approximately 0.21%.
2    We may redeem these notes at our option pursuant to certain terms.
3    The Company redeemed its $500 million floating rate notes due in 2023, at par, using cash on hand in January 2022.

For additional details regarding the Company's debt in 2021, refer to Note 10 of the Company's audited consolidated financial statements and notes thereto included in our 2021 Form 10-K.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2022 and 2021 reflects the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Debt issuance costs amortization	$1	$1	$6	$4
Total interest expense on external debt	35	34	106	101

The unamortized debt issuance costs as of September 30, 2022 and December 31, 2021 were $44 million and $51 million, respectively.

The average maturity of our long-term debt as of September 30, 2022 is approximately 8.9 years. The average interest expense rate on our borrowings outstanding as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Short-term borrowings	3.4%	—%
Total long-term debt	2.0%	1.9%

The average interest expense rate on our borrowings during the quarters and nine months ended September 30, 2022 and 2021 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Short-term borrowings	2.5%	(0.2)%	1.3%	(0.3)%
Total long-term debt	2.0%	2.4%	2.0%	2.4%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Defined benefit plans	$7	$5	$28	$23
Defined contribution plans	14	14	49	47
Multi-employer pension and postretirement plans	40	38	101	118

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Service cost	$10	$11	$30	$33
Interest cost	4	3	13	10
Expected return on plan assets	(8)	(6)	(21)	(18)
Recognized actuarial net loss	3	5	8	14
Net settlement and curtailment (gain) loss	1	(1)	1	(1)
Total net periodic benefit cost	$10	$12	$31	$38

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and nine months ended September 30, 2022 and 2021, respectively.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of September 30, 2022, approximately 24 million shares remain available for awards under the Plan.

Stock-based Compensation Expense

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Stock-based compensation expense (Share Based)	$13	$17	$41	$48
Stock-based compensation expense (income) (Liability Awards)	—	1	(1)	2
Total gross stock-based compensation expense	13	18	40	50
Less: future tax benefit	2	2	5	6
Stock-based compensation expense, net of tax	$11	$16	$35	$44

As of September 30, 2022, there was approximately $68 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of September 30, 2022 and December 31, 2021.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of September 30, 2022, 435.4 million shares of Common Stock were issued, which includes 18.8 million shares of treasury stock. As of December 31, 2021, 434.7 million shares of Common Stock were issued, which included 9.7 million shares of treasury stock.

Share Repurchase Program. As of December 31, 2021, the Company was authorized by the Board of Directors to purchase up to $1 billion of Common Stock under a share repurchase program, of which $275 million was remaining at such time.

During the quarter ended March 31, 2022, we repurchased an additional 2.6 million shares for approximately $200 million under the above-referenced program. On March 9, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $1 billion of Common Stock, of which $500 million had been utilized as of September 30, 2022.

During the quarter and nine months ended September 30, 2022, the Company repurchased 3.8 million and 9.1 million shares, respectively, for approximately $300 million and $700 million, respectively, compared to 2.4 million and 9.7 million shares in the same periods of 2021 for approximately $219 million and $725 million, respectively.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters and nine months ended September 30, 2022 and 2021 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2022
Balance as of June 30, 2022	$(631)	$(124)	$7	$(748)
Other comprehensive income (loss) before reclassifications, net	93	—	(5)	88
Amounts reclassified, pre-tax	77	3	1	81
Tax benefit reclassified	—	(1)	—	(1)
Balance as of September 30, 2022	$(461)	$(122)	$3	$(580)

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)
Other comprehensive income (loss) before reclassifications, net	173	—	(2)	171
Amounts reclassified upon change in Otis' share of Zardoya Otis ownership (Note 1)	(69)	—	—	(69)
Amounts reclassified, pre-tax	77	8	(2)	83
Tax benefit reclassified	—	(2)	—	(2)
Balance as of September 30, 2022	$(461)	$(122)	$3	$(580)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2021
Balance as of June 30, 2021	$(608)	$(196)	$1	$(803)
Other comprehensive income (loss) before reclassifications, net	(32)	—	5	(27)
Amounts reclassified, pre-tax	—	5	(1)	4
Tax benefit reclassified	—	(1)	—	(1)
Balance as of September 30, 2021	$(640)	$(192)	$5	$(827)

Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$(616)	$(203)	$4	$(815)
Other comprehensive income (loss) before reclassifications, net	(24)	—	(2)	(26)
Amounts reclassified, pre-tax	—	14	3	17
Tax benefit reclassified	—	(3)	—	(3)
Balance as of September 30, 2021	$(640)	$(192)	$5	$(827)

Amounts reclassified that relate to foreign currency translation are related to our Russia business sold during the quarter ended September 30, 2022. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The increase in the effective tax rate for the quarter ended September 30, 2022, is primarily due to the absence of a favorable income tax settlement related to the Separation recorded in the quarter ended September 30, 2021, partially offset by a reduction in tax liability as a result of finalizing the 2021 U.S. federal income tax return.

The effective tax rate for the nine months ended September 30, 2022, is unchanged as a result of offsetting items, including the elimination of Base Erosion Anti Abuse Tax (“BEAT”) in the U.S., the release of a tax reserve related to a forward transfer pricing agreement with a European tax authority, the absence of a reduction in the deferred tax liability related to repatriation of foreign earnings recorded in the quarter ended March 31, 2021, and the absence of a favorable income tax settlement as described above.

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $20 million increase to a $310 million decrease and associated interest could change within the range of a $5 million increase to a $130 million decrease.

See Note 16, “Contingent Liabilities” for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 12: Restructuring Costs

During the quarter and nine months ended September 30, 2022, we recorded restructuring costs totaling $6 million and $45 million, respectively, for new and ongoing restructuring actions. We recorded these charges as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Cost of products and services sold	$2	$5	$16	$19
Selling, general and administrative	4	4	29	16
Total	$6	$9	$45	$35

Restructuring Actions. During the nine months ended September 30, 2022, we recorded the following restructuring costs: $41 million for restructuring actions initiated in 2022, consisting of $15 million in Cost of products and services sold and $26 million in Selling, general and administrative expenses; $3 million for restructuring actions initiated in 2021 consisting of $1 million in Cost of products and services sold and $2 million in Selling, general and administrative expenses; and $1 million for restructuring actions initiated prior to 2021.

We are targeting to complete in 2022 the majority of remaining restructuring actions initiated in 2022 and 2021, with certain utilization beyond 2022.

The following table summarizes expected, incurred and remaining costs for the 2022 and 2021 restructuring actions:

(dollars in millions)	Expected Costs	Costs Incurred During 2021	Costs Incurred Quarter Ended March 31, 2022	Costs Incurred Quarter Ended June 30, 2022	Costs Incurred Quarter Ended September 30, 2022	Remaining Costs as of September 30, 2022
Total 2022 Actions	$62	$—	$(13)	$(24)	$(4)	$21
Total 2021 Actions	$44	$(41)	$(1)	$—	$(2)	$—

The following table summarizes the accrual balance and utilization for the 2022 and 2021 restructuring actions, which are primarily for severance costs:

(dollars in millions)	2022 Actions	2021 Actions
Quarter Ended September 30, 2022
Restructuring accruals as of June 30, 2022	$24	$8
Net restructuring costs	4	2
Utilization, foreign exchange and other costs	(12)	(1)
Balance as of September 30, 2022	$16	$9

Nine Months Ended September 30, 2022
Restructuring accruals as of December 31, 2021	$—	$22
Net restructuring costs	41	3
Utilization, foreign exchange and other costs	(25)	(16)
Balance as of September 30, 2022	$16	$9

Additionally, there is a $13 million accrual balance as of September 30, 2022 for restructuring actions initiated prior to 2021 remaining to be utilized. Most of the expected charges will require cash payment.

Note 13: Financial Instruments

We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under ASC 815, Derivatives and Hedging. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, commodity prices and foreign exchange rates. These fluctuations can increase the costs of financing, investing in and operating the business. We may use derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, commodity price and interest rate exposures.

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $3.7 billion and $3.3 billion as of September 30, 2022 and December 31, 2021, respectively. The average of the notional amount of contracts hedging commodity purchases was $15 million and $16 million as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of September 30, 2022 and December 31, 2021:

(dollars in millions)	Balance Sheet Classification	September 30, 2022	December 31, 2021
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$6	$7
Foreign exchange contracts	Other assets	3	1
	Total asset derivatives	$9	$8

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(7)	$(3)
Commodity contracts	Accrued liabilities	(1)	—
Foreign exchange contracts	Other long-term liabilities	(1)	—
	Total liability derivatives	$(9)	$(3)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$93	$23
Foreign exchange contracts	Other assets	3	5
	Total asset derivatives	$96	$28

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(55)	$(11)
Commodity contracts	Accrued liabilities	(4)	—
Foreign exchange contracts	Other long-term liabilities	(3)	(2)
	Total liability derivatives	$(62)	$(13)

Derivatives designated as Cash flow hedging instruments. The amounts of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) were immaterial for the quarters and nine months ended September 30, 2022 and 2021, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of September 30, 2022 and December 31, 2021 are presented in the table below:

(dollars in millions)	September 30, 2022	December 31, 2021
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$3	$7

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax loss of $2 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of September 30, 2022 will mature by October 2026.

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

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of September 30, 2022, the net investment hedge is deemed to be effective. During the quarter and nine months ended September 30, 2022, we recognized gains of $10 million and $40 million, respectively, compared to gains of $1 million and $5 million, respectively, in the same periods of 2021, associated with this net investment hedge in Other comprehensive income (loss).

In September 2020, we issued €420 million of Euro denominated commercial paper. The Euro denominated commercial paper while outstanding qualified as a net investment hedge against our investments in European businesses. During 2021, we fully repaid the Euro denominated commercial paper, and there is no longer a net investment hedge against our investments in European businesses as of September 30, 2022 or December 31, 2021. During the quarter and nine months ended September 30, 2021, we recognized gains of $4 million and $16 million, respectively, associated with this net investment hedge in Other comprehensive income (loss).

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments primarily within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Foreign exchange contracts	$9	$4	$12	$8

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

As of September 30, 2022, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$26	$26	$—	$—
Derivative assets	105	—	105	—
Derivative liabilities	(71)	—	(71)	—

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Equity securities	$25	$25	$—	$—
Derivative assets	36	—	36	—
Derivative liabilities	(16)	—	(16)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$61	$60	$65	$63
Customer financing notes receivable, net	51	48	77	76
Short-term borrowings	(103)	(103)	(24)	(24)
Long-term debt (excluding leases and other)	(6,497)	(5,384)	(7,296)	(7,420)
Long-term liabilities (including current portion)	(233)	(210)	(253)	(240)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$60	$—	$60	$—
Customer financing notes receivable, net	48	—	48	—
Short-term borrowings	(103)	—	(103)	—
Long-term debt (excluding leases and other)	(5,384)	—	(5,384)	—
Long-term liabilities (including current portion)	(210)	—	(210)	—

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$63	$—	$63	$—
Customer financing notes receivable, net	76	—	76	—
Short-term borrowings	(24)	—	(24)	—
Long-term debt (excluding leases and other)	(7,420)	—	(7,420)	—
Long-term liabilities (including current portion)	(240)	—	(240)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the nine months ended September 30, 2022 and 2021 are as follows:

(dollars in millions)	2022	2021
Balance as of December 31	$20	$25
Warranties	1	3
Settlements made	(7)	(8)
Foreign exchange and other	(1)	1
Balance as of September 30	$13	$21

The Company provides certain financial guarantees to third parties. As of September 30, 2022, Otis has stand-by letters of credit with maximum potential payment totaling $141 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of September 30, 2022, Otis has determined there are no estimated costs probable under these guarantees.

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

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $5 million and $12 million as of September 30, 2022 and December 31, 2021, respectively, and is principally included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $208 million as of September 30, 2022) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $114 million as of September 30, 2022).

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

On January 26, 2021, the Company filed an appeal with the German Federal Tax Court. On February 8, 2022, the Company received the decision of the German Federal Tax Court, in which the Court remanded the case for reconsideration by the local German Tax Court. The local German Tax Court has not yet set a hearing date. Despite the remand, there is no assurance that the local German Tax Court will rule in the Company's favor, and the decision of the German Tax Office ultimately could be sustained.

Pursuant to the Tax Matters Agreement ("TMA") with our former parent, UTC, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $43 million as of September 30, 2022), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2022. If the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended September 30, 2022 and December 31, 2021.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $22 million to $45 million as of September 30, 2022 and December 31, 2021. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $22 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $5 million, which is principally included in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut (the "Court") against Otis, RTX, Carrier Global Corporation ("Carrier"), which was also separated from UTC in the Separation, each of their directors, and various incentive and deferred compensation plans. On September 13, 2021, plaintiffs filed an amended complaint against the three company defendants only. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. On September 30, 2022, in response to motions to dismiss filed by the defendants, the Court dismissed the class action in its entirety with prejudice. On October 26, 2022, the plaintiffs filed a Notice of Appeal with the Court, appealing its decision. At this time, we do not believe this action will have a material adverse effect on our business, financial conditions, cash flows or results of operations.

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

Segment Information. Segment information for the quarters ended September 30, 2022 and 2021 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2022	2021	2022	2021	2022	2021
New Equipment	$1,447	$1,681	$100	$131	6.9%	7.8%
Service	1,897	1,939	446	444	23.5%	22.9%
Total segments	3,344	3,620	546	575	16.3%	15.9%
General corporate expenses and other	—	—	(17)	(33)	—	—
Total	$3,344	$3,620	$529	$542	15.8%	15.0%

Segment information for the nine months ended September 30, 2022 and 2021 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2022	2021	2022	2021	2022	2021
New Equipment	$4,403	$4,866	$292	$382	6.6%	7.9%
Service	5,843	5,863	1,328	1,315	22.7%	22.4%
Total segments	10,246	10,729	1,620	1,697	15.8%	15.8%
General corporate expenses and other	—	—	(78)	(85)	—	—
Total	$10,246	$10,729	$1,542	$1,612	15.0%	15.0%

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and nine months ended September 30, 2022 and 2021.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
United States Operations	$943	$927	$2,873	$2,802
International Operations
China	672	811	1,951	2,176
Other	1,729	1,882	5,422	5,751
Total	$3,344	$3,620	$10,246	$10,729

Disaggregated Sales by Type. Segment Net sales disaggregated by product and service type for the quarters and nine months ended September 30, 2022 and 2021 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
New Equipment	$1,447	$1,681	$4,403	$4,866

Maintenance and Repair	1,555	1,608	4,784	4,828
Modernization	342	331	1,059	1,035
Total Service	1,897	1,939	5,843	5,863
Total	$3,344	$3,620	$10,246	$10,729

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and nine months ended September 30, 2022 and 2021.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our Condensed Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after September 30, 2022 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and nine months ended September 30, 2022 and 2021, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 27, 2022, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of September 30, 2022, and the related condensed consolidated statements of operations, of comprehensive income and of changes in equity for the three-month and nine-month periods ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 27, 2022

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

Recent Developments

Sale of Russia business and risks associated with the ongoing conflict between Russia and Ukraine

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our full year 2021 and nine months ended September 30, 2022 revenue and operating profit.

As previously disclosed, in March 2022 we stopped taking new equipment orders in Russia and making new investments in the country, and reassessed our operations in Russia, which represented approximately 2% of our 2021 revenue and operating profit and approximately 1% of our six months ended June 30, 2022 revenue and operating profit, comprised mostly of New Equipment. In June 2022, we entered into an agreement to sell our business in Russia to a third party, resulting in classification of the business' assets and liabilities as held for sale as of June 30, 2022 and recording an impairment loss of $18 million. On July 27, 2022, we completed the sale of our business in Russia to the third party. We recorded an impairment from the sale and conflict-related charges totaling $10 million and $28 million, primarily in Other expense (income), net in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2022, respectively. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for further details.

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

Consistent with our risk management process, the Otis Board of Directors and its Audit Committee have received numerous updates on the ongoing conflict between Russia and Ukraine and have reviewed, and continue to review, with management the financial, operational, compliance, reputational and cyber risks associated therewith and related mitigation actions. The Otis Board of Directors oversaw the process of selling our business in Russia, including reviewing the terms and conditions thereof, and the Audit Committee approved the sale. The Otis Board of Directors continued to receive updates on the sale process until the completion of the sale, including with respect to the satisfaction of the closing conditions.

Zardoya Otis Tender Offer

As previously disclosed, the Company announced the Tender Offer to acquire all issued and outstanding shares of Zardoya Otis not owned by Otis, at an offer price of €7.07 per share in cash, after adjusting for dividends. The results of the Tender Offer were announced on April 7, 2022, with tenders of 45.49% of the shares outstanding accepted. The shares tendered to the Company were settled in cash on April 12, 2022 for approximately €1.5 billion from the Company's restricted cash held in escrow, resulting in the Company owning 95.51% of Zardoya Otis. The acquisition and settlement of the remaining issued and outstanding shares not owned by the Company for approximately €150 million (based on the adjusted tender price of €7.07 per share) and the automatic delisting of Zardoya Otis shares occurred during the second quarter of 2022.

See Note 1, "General" to the Condensed Consolidated Financial Statements, for further details regarding this transaction and financing arrangements entered into in connection with the Tender Offer.

Impact of COVID-19 on our Company

The results of our operations and overall financial performance were impacted due to the COVID-19 pandemic during the quarters and nine months ended September 30, 2022 and 2021. COVID-19 has had and could continue to have an impact on our business in the future, including impacts to overall financial performance during the remainder of 2022, as a result of the following, among other things:

•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses;

•Cancellations or delays of customer orders;

•Customer liquidity constraints and related credit reserves; and

•Supplier and raw material capacity constraints, delays and related costs

We currently do not expect any significant impact to our capital and financial resources from the COVID-19 pandemic, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets.

See the "Liquidity and Financial Condition" section in this Form 10-Q for further detail and Item 1A. "Risk Factors" in our Form 10-K for additional risks related to COVID-19.

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

As a result of our business in Russia being sold during the third quarter of 2022, the results of the operations in Russia are excluded from the organic volume changes and are reflected in Acquisitions and divestitures. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" to the Condensed Consolidated Financial Statements, for further details.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Net sales	$3,344	$3,620	$10,246	$10,729
Percentage change year-over-year	(7.6)%		(4.5)%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and nine months ended September 30, 2022 are as follows:

Components of Net sales change:	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Organic volume	0.8%	1.4%
Foreign currency translation	(7.2)%	(5.2)%
Acquisitions and divestitures, net	(1.2)%	(0.7)%
Total % change	(7.6)%	(4.5)%

The Organic volume increase of 0.8% for the quarter ended September 30, 2022 was driven by an increase in organic sales of 6.2% in Service, largely offset by a decrease of (5.4)% in New Equipment organic sales.

The Organic volume increase of 1.4% for the nine months ended September 30, 2022 was driven by an increase in organic sales of 5.7% in Service, partially offset by a decrease of (3.9)% in New Equipment organic sales.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Total cost of products and services sold	$2,373	$2,560	$7,286	$7,575
Percentage change year-over-year	(7.3)%		(3.8)%

The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2022 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Organic volume	1.4%	2.1%
Foreign currency translation	(7.5)%	(5.3)%
Acquisitions and divestitures, net	(1.2)%	(0.6)%
Total % change	(7.3)%	(3.8)%

The organic increase in total cost of products and services sold for the quarter and nine months ended September 30, 2022 was primarily driven by the organic sales increases noted above and inflationary pressures, including higher commodity prices of $18 million and $89 million, respectively, primarily driven by steel, in addition to higher freight and fuel costs and annual wage increases, partially mitigated by productivity.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Gross margin	$971	$1,060	$2,960	$3,154
Gross margin percentage	29.0%	29.3%	28.9%	29.4%

Gross margin percentage decreased 30 and 50 basis points for the quarter and nine months ended September 30, 2022, respectively, when compared to the same periods for 2021, due to the inflationary pressures described above, partially offset by favorable service pricing, productivity and the benefit from Service sales growing faster than New Equipment sales.

See the "Segment Review" section for discussion of operating results by segment.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Research and development	$37	$39	$112	$113
Percentage of Net sales	1.1%	1.1%	1.1%	1.1%

Research and development was relatively flat for the quarter and nine months ended September 30, 2022, when compared to the same period for 2021.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Selling, general and administrative	$417	$479	$1,315	$1,445
Percentage of Net sales	12.5%	13.2%	12.8%	13.5%

Selling, general and administrative expenses decreased $62 million and $130 million for the quarter and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, as cost containment actions, other employment related cost reductions, lower credit loss reserves, as well as the impact from foreign exchange of $35 million and $69 million for the quarter and nine months ended September 30, 2022, respectively, were partially offset by annual wage increases and higher restructuring costs.

Selling, general and administrative expenses as a percentage of Net sales decreased 70 basis points for the quarter and nine months ended September 30, 2022, compared to the same periods in 2021.

Restructuring Costs

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Restructuring costs	$45	$35

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

Total restructuring costs were $45 million for the nine months ended September 30, 2022 and included $41 million of costs related to 2022 actions, $3 million of costs related to 2021 actions and $1 million of costs related to pre-2021 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2022, we had cash outflows of approximately $47 million related to the restructuring actions and expect to make cash payments of $58 million to complete the actions announced, which will be comprised of the utilization of existing restructuring accruals and $22 million of additional restructuring expenses to be recognized.

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $65 million for the 2022 actions and $40 million for the 2021 actions, of which approximately $43 million was realized for the 2022 and 2021 actions during the nine months ended September 30, 2022.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Other income (expense), net	$12	$—	$9	$16

The change in Net Other Income (Expense), of $12 million for the quarter ended September 30, 2022, compared to the same period in 2021, was primarily driven by favorable foreign currency mark-to-market adjustments and the absence of the impact of settlements of certain TMA transactions recognized during the quarter ended September 30, 2021, partially offset by the loss on the sale of our Russia business and related charges.

The change in Other Income (Expense), Net of $(7) million for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by a loss on the sale of our Russia business and related charges, partially offset by favorable foreign currency mark-to-market adjustments and lower non-recurring Separation-related costs.

For additional discussion of the sale of our Russia business, see Note 6 to the Condensed Consolidated Financial Statements.

Interest Expense (Income), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Interest expense (income), net	$35	$33	$107	$92

Net Interest Expense (Income) was relatively flat in the quarter ended September 30, 2022, compared to the same period in 2021.

The increase in Interest Expense (Income), Net of $15 million in the nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by interest expense related to the Tender Offer for Zardoya Otis and lower interest income year-over-year.

The average interest rate on our long-term debt for the quarter and nine months ended September 30, 2022 is 2.0% and for the same periods in 2021 was 2.4%.

For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective tax rate	29.0%	25.2%	26.7%	26.7%

The increase in the effective tax rate for the quarter ended September 30, 2022, is primarily due to the absence of a favorable income tax settlement related to the Separation recorded in the quarter ended September 30, 2021, partially offset by a reduction in tax liability as a result of finalizing the 2021 U.S. federal income tax return.

The effective tax rate for the nine months ended September 30, 2022, is unchanged as a result of offsetting items, including the elimination of Base Erosion Anti Abuse Tax (“BEAT”) in the U.S., the release of a tax reserve related to a forward transfer pricing agreement with a European tax authority, the absence of a reduction in the deferred tax liability related to repatriation of foreign earnings recorded in the quarter ended March 31, 2021, and the absence of a favorable income tax settlement as described above.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Noncontrolling interest in subsidiaries' earnings	$26	$48	$95	$145
Net income attributable to Otis Worldwide Corporation	$324	$331	$956	$965

Noncontrolling interest in subsidiaries' earnings were lower for the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to Otis' increased ownership in Zardoya Otis in the second quarter of 2022. For details on the results of the Tender Offer and purchases of shares of Zardoya Otis not previously owned by the Company, see Note 1 to the Condensed Consolidated Financial Statements.

Net income attributable to Otis Worldwide Corporation was relatively flat for the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Segment Review

Summary performance for our operating segments for the quarters ended September 30, 2022 and 2021 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2022	2021	2022	2021	2022	2021
New Equipment	$1,447	$1,681	$100	$131	6.9%	7.8%
Service	1,897	1,939	446	444	23.5%	22.9%
Total segment	3,344	3,620	546	575	16.3%	15.9%
General corporate expenses and other	—	—	(17)	(33)	—	—
Total	$3,344	$3,620	$529	$542	15.8%	15.0%

Summary performance for our operating segments for the nine months ended September 30, 2022 and 2021 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2022	2021	2022	2021	2022	2021
New Equipment	$4,403	$4,866	$292	$382	6.6%	7.9%
Service	5,843	5,863	1,328	1,315	22.7%	22.4%
Total segment	10,246	10,729	1,620	1,697	15.8%	15.8%
General corporate expenses and other	—	—	(78)	(85)	—	—
Total	$10,246	$10,729	$1,542	$1,612	15.0%	15.0%

New Equipment

The New Equipment segment designs, manufactures, sells and installs a wide range of passenger and freight elevators, as well as escalators and moving walkways in residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers and general contractors that develop and/or design buildings for residential, infrastructure, commercial, retail or mixed-use activity. We sell directly to customers as well as through agents and distributors. We also sell New Equipment to government agencies to support infrastructure projects, such as airports, railways or metros.

Summary performance for New Equipment for the quarters and nine months ended September 30, 2022 and 2021 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$1,447	$1,681	$(234)	(13.9)%	$4,403	$4,866	$(463)	(9.5)%
Cost of sales	1,208	1,381	(173)	(12.5)%	3,689	3,986	(297)	(7.5)%
	239	300	(61)	(20.3)%	714	880	(166)	(18.9)%
Operating expenses	139	169	(30)	(17.8)%	422	498	(76)	(15.3)%
Operating profit	$100	$131	$(31)	(23.7)%	$292	$382	$(90)	(23.6)%
Operating profit margin	6.9%	7.8%			6.6%	7.9%

Summary analysis of the Net sales change for New Equipment for the quarter and nine months ended September 30, 2022 compared with the quarter and nine months ended September 30, 2021 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Organic volume	(5.4)%	(3.9)%
Foreign currency translation	(5.8)%	(3.9)%
Acquisitions/Divestitures, net and Other	(2.7)%	(1.7)%
Total % change	(13.9)%	(9.5)%

Quarter Ended September 30, 2022

Net sales

Organic sales declined (5.4)% as low teens growth in Asia Pacific and mid single digit growth in EMEA was more than offset by declines in China and Americas.

Operating profit

New Equipment operating profit decreased $(31) million primarily driven by lower volume of $(28) million and the related under absorption. Favorable productivity and lower selling, general and administrative costs more than offset commodity costs of $(18) million, primarily steel, in addition to other inflationary increases, including freight costs. Operating profit was also impacted by operations in Russia of $(10) million. Operating margin decreased 90 basis points.

Nine Months Ended September 30, 2022

Net sales

Organic sales declined (3.9)% as high single digit growth in Asia Pacific and low single digit growth in EMEA was more than offset by declines in China and the Americas.

Operating profit

New Equipment operating profit decreased $(90) million. Lower volume of $(38) million, under absorption from lower volume, higher commodity costs of ($89) million, primarily steel, and increased freight costs were partially mitigated by favorable productivity and lower selling, general and administrative costs. Operating profit was also impacted by operations in Russia of $(32) million. Operating margin decreased 130 basis points.

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

Summary performance for Service for the quarters and nine months ended September 30, 2022 and 2021 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Net sales	$1,897	$1,939	$(42)	(2.2)%	$5,843	$5,863	$(20)	(0.3)%
Cost of sales	1,165	1,179	(14)	(1.2)%	3,597	3,589	8	0.2%
	732	760	(28)	(3.7)%	2,246	2,274	(28)	(1.2)%
Operating expenses	286	316	(30)	(9.5)%	918	959	(41)	(4.3)%
Operating profit	$446	$444	$2	0.5%	$1,328	$1,315	$13	1.0%
Operating profit margin	23.5%	22.9%			22.7%	22.4%

Summary analysis of Service Net sales change for the quarter and nine months ended September 30, 2022 compared with the quarter and nine months ended September 30, 2021 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Organic volume	6.2%	5.7%
Foreign currency translation	(8.5)%	(6.1)%
Acquisitions/Divestitures, net	0.1%	0.1%
Total % change	(2.2)%	(0.3)%

Quarter Ended September 30, 2022

Net sales

The organic sales increase of 6.2% is due to organic sales increases in maintenance and repair of 5.4% and modernization of 10.3%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	5.4%	10.3%
Foreign currency translation	(8.8)%	(7.6)%
Acquisitions/Divestitures, net	—%	0.9%
Total % change	(3.4)%	3.6%

Operating profit

Service operating profit increased $2 million with higher volume of $41 million offset by foreign exchange headwinds of $(47) million. Improved pricing on maintenance contracts, productivity, and other employment related cost reductions more than offset annual wage increases and other inflationary pressures, including higher fuel and material costs. Operating margin increased 60 basis points.

Nine Months Ended September 30, 2022

Net sales

The organic sales increase of 5.7% is due to organic sales increases in maintenance and repair of 5.3% and modernization of 7.8%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	5.3%	7.8%
Foreign currency translation	(6.3)%	(5.7)%
Acquisitions/Divestitures, net	0.1%	0.3%
Total % change	(0.9)%	2.4%

Operating profit

Service operating profit increased $13 million due to higher volume of $104 million, favorable pricing on maintenance contracts and productivity, partially offset by foreign exchange headwinds of $(103) million, annual wage increases and other inflationary pressures, including higher fuel costs. Operating margin increased 30 basis points.

General Corporate Expenses and Other

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
General corporate expenses and other	$(17)	$(33)	$(78)	$(85)

General corporate expenses and other for the quarter ended September 30, 2022 decreased $16 million compared to the same quarter in 2021, primarily due to favorable foreign currency mark-to-market adjustments and the absence of the impact of settlements of certain TMA transactions recognized during the quarter ended September 30, 2021, partially offset by the loss on the sale of our Russia business and related charges.

General corporate expenses and other for the nine months ended September 30, 2022 decreased $7 million compared to the same period in 2021, primarily due to favorable foreign currency mark-to-market adjustments and lower non-recurring Separation related costs, partially offset by the loss on the sale of our Russia business and related charges.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,034	$1,565
Total debt	6,562	7,273
Net debt (total debt less cash and cash equivalents)	5,528	5,708
Total equity [1]	(4,861)	(3,144)
Total capitalization (total debt plus total equity)	1,701	4,129
Net capitalization (total debt plus total equity less cash and cash equivalents)	667	2,564

Total debt to total capitalization [1]	386%	176%
Net debt to net capitalization [1]	829%	223%

1    Our total debt to total capitalization ratio and net debt to net capitalization ratio increased in the nine months ended September 30, 2022 due to the $1.5 billion reduction in equity as a result of the Tender Offer. For more information on the impact of the Zardoya Otis noncontrolling interest reclassification, see Note 1 to the Condensed Consolidated Financial Statements.

As of September 30, 2022, we had cash and cash equivalents of approximately $1.0 billion, of which approximately 96% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of September 30, 2022 and December 31, 2021, the amount of such restricted cash was approximately $8 million and $1.9 billion, respectively, including cash held in escrow to fund the Tender Offer as of December 31, 2021. For information on the results of the Tender Offer and use of the cash held in escrow for the Tender Offer, see Note 1 to the Condensed Consolidated Financial Statements.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of September 30, 2022 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

There were no long-term debt issuances for the nine months ended September 30, 2022. The Company redeemed the $500 million floating notes originally due in 2023 during the nine months ended September 30, 2022. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

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

On March 9, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $1 billion of Common Stock, of which $500 million had been utilized as of September 30, 2022. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Net cash flows provided by operating activities	$1,096	$1,473

Cash generated from operating activities in the nine months ended September 30, 2022 was $377 million lower than the same period in 2021, primarily due to lower cash flow related to current assets and current liabilities activity of $415 million, as described below. These were partially offset by $64 million of higher non-cash adjustments from Net income and $38 million of higher Other operating activities, net, primarily due to long-term accruals and other activities in the nine months ended September 30, 2022.

Nine Months Ended September 30, 2022 Changes in Working Capital

Cash outflows related to current assets and current liabilities operating activity for the nine months ended September 30, 2022 were $151 million. These cash outflows were primarily driven by:

•Accounts receivable, net, which increased $171 million, primarily due to the timing of billings;

•Accrued liabilities, which decreased $166 million, primarily due to the timing of payments of employee-related benefits, income taxes and other accruals; and

•Inventories, which increased $80 million, primarily to support backlog conversion; which were partially offset by

•Contract assets, current and Contract liabilities, current, net change of $143 million, driven by the timing of billings on contracts compared to the progression on current contracts; and

•Accounts payable, which increased by $137 million, due to the timing of payments to suppliers.

Nine Months Ended September 30, 2021 Changes in Working Capital

Cash inflows related to current assets and current liabilities operating activity for the nine months ended September 30, 2021 were $264 million. These cash inflows were primarily driven by:

•Accounts payable, which increased $230 million, primarily due to increased volume;

•Contract assets, current and Contract liabilities, current, net change of $140 million, driven by the timing of billings on contracts compared to the progression on current contracts;

•Inventories, which decreased $18 million, due to the timing of deliveries to construction sites; and

•Other current assets, which decreased $12 million, due to prepaid income tax refunds and indemnification payments received, partially offset by advance payments to suppliers; which were partially offset by

•Accounts receivable, net, which increased $107 million, primarily due to increased volume; and

•Accrued liabilities, which decreased $29 million, primarily due to the timing of payments of income taxes, including the payment of foreign tax obligations pursuant to the TMA.

Cash Flow - Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and settlement of derivative contracts.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change
Investing Activities:
Capital expenditures	$(81)	$(115)	$34
Acquisitions of businesses and intangible assets, net of cash	(38)	(59)	21
Dispositions of businesses, net of cash	61	—	61
Proceeds from the sale of (investments in) marketable securities	(7)	40	(47)
Receipts (payments) on settlements of derivative contracts	121	35	86
Other investing activities, net	6	30	(24)
Net cash flows provided by (used in) investing activities	$62	$(69)	$131

Cash flows provided by (used in) investing activities in the nine months ended September 30, 2022 was a cash inflow of $62 million compared to a cash outflow of $69 million during the same period in 2021. The higher cash of $131 million was the result of the following drivers:

•$86 million higher net cash receipts from the settlement of derivative instruments, with net cash receipts of $121 million and $35 million during the nine months ended September 30, 2022 and 2021, respectively;

•$61 million of net proceeds from the sale of our business in Russia during the third quarter of 2022; and

•$34 million lower capital expenditures and $21 million lower investments in businesses and intangible assets in the nine months ended September 30, 2022; partially offset by

•$47 million less cash from marketable securities, resulting from $7 million of investments in marketable securities in the nine months ended September 30, 2022 compared to $40 million of net proceeds from sale of and investments in marketable securities in the nine months ended September 30, 2021.

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

See Note 6 to the Condensed Consolidated Financial Statements for further details regarding the sale of our business in Russia.

Cash Flow - Financing Activities

Financing activities primarily include increases or decreases in short-term borrowings, issuance or repayment of long-term debt, dividends paid to common shareholders, repurchases of Common Stock and dividends or other payments to noncontrolling interests.

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change
Financing Activities:
Increase (decrease) in short-term borrowings, net	$80	$(645)	$725
Proceeds from issuance of long-term debt	—	199	(199)
Payment of debt issuance costs	—	(11)	11
Repayment of long-term debt	(500)	—	(500)
Dividends paid on Common Stock	(345)	(291)	(54)
Repurchases of Common Stock	(700)	(725)	25
Dividends paid to noncontrolling interest	(107)	(130)	23
Acquisition of Zardoya Otis shares	(1,802)	—	(1,802)
Other financing activities, net	(28)	(18)	(10)
Net cash flows provided by (used in) financing activities	$(3,402)	$(1,621)	$(1,781)

Net cash used in financing activities increased $1.8 billion in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the settlement in cash of the Tender Offer for $1,802 million (€1,663 million) during the second quarter of 2022. For additional discussion of the Tender Offer, see Note 1 to the Condensed Consolidated Financial Statements.

Net repayments on borrowings were $420 million during the nine months ended September 30, 2022, compared to $457 million during the same period in 2021, which were made with cash flow from operations and existing cash balances. Net repayments on borrowings are comprised of the following activity:

•Repayments of long-term debt of $500 million, partially offset by net short-term borrowings of $80 million, during the nine months ended September 30, 2022; and

•Net repayments of short-term borrowings of $645 million, partially offset by net proceeds from the issuance of long-term debt of $188 million, during the nine months ended September 30, 2021.

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

The following tables set forth the summarized financial information as of and for the nine months ended September 30, 2022 and as of December 31, 2021 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Nine Months Ended September 30, 2022
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	(3)
Income from consolidated subsidiaries	70
Income (loss) from operations excluding income from consolidated subsidiaries	3
Net income (loss) excluding income from consolidated subsidiaries	(76)

(dollars in millions)	September 30, 2022	December 31, 2021
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$99	$197
Current assets (intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets, investments in consolidated subsidiaries	1,271	1,271
Noncurrent assets (excluding investments in consolidated subsidiaries)	44	48
Current liabilities (intercompany payables to non-guarantor subsidiaries)	2,892	1,516
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	132	73
Noncurrent liabilities	5,174	5,725

(dollars in millions)	Nine Months Ended September 30, 2022
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	740
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(7)

(dollars in millions)	September 30, 2022	December 31, 2021
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (intercompany receivables from non-guarantor subsidiaries)	1	2
Noncurrent assets (investments in consolidated subsidiaries)	12,524	12,524
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	538	666
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	304	171
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	6	2
Noncurrent liabilities	1,539	1,795

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of September 30, 2022, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and nine months ended September 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the effect of changes in political conditions in the U.S. and other countries in which Otis and its businesses operate, including the effects of the ongoing conflict between Russia and Ukraine and related sanctions and export controls, on general market conditions, global trade policies, currency exchange rates and stakeholder perception in the near term and beyond;
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
•the determination by the Internal Revenue Service and other tax authorities that the distribution or certain related transactions in connection with the Separation should be treated as taxable transactions; and
•the amount of our obligations and nature of our disputes that have or may hereafter arise under the agreements we entered into with RTX and Carrier in connection with the Separation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our Form 10-Qs for the quarters ended June 30, 2022 and March 31, 2022 and to Item 3 "Legal Proceedings" in our 2021 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2022	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	—	$—	—	$800
August 1 - August 31	3,793	79.08	3,793	$500
September 1 - September 30	—	—	—	$500
Total	3,793	$—	3,793

(1)     Average price paid per share includes costs associated with the repurchases.

On April 27, 2020, our Board of Directors authorized a share repurchase program for up to $1 billion of Common Stock. On March 9, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $1 billion of Common Stock. As of September 30, 2022, the maximum dollar value of shares that may yet be purchased under this current program was $500 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and nine months ended September 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	October 27, 2022	by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 27, 2022	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)