Form 10-K
period 2022-12-31
Otis Worldwide Corp
filed 2023-02-03
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. § 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐.   No  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2022 was approximately $29,680,794,287 based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 20, 2023, there were 414,869,461 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference portions of the Otis Worldwide Corporation Proxy Statement for the 2023 Annual Meeting of Shareholders (the "2023 Proxy Statement"). The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

OTIS WORLDWIDE CORPORATION
Form 10-K
For the Year Ended December 31, 2022

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

Description of Business by Segment

Our Company is organized into two segments, New Equipment and Service, which, for the year ended December 31, 2022, contributed 43% and 57% of our net sales, and 17% and 83% of our segment operating profit, respectively. Our international operations represented approximately 72% of our net sales for the year ended December 31, 2022.

New Equipment

Through our New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential, commercial and infrastructure projects. In 2022, our New Equipment segment had sales of $5.9 billion and operating profit of $358 million. In 2022, our New Equipment sales in China represented approximately one-third of our new equipment net sales and China represented over half of our global New Equipment unit volume.

We have developed a range of elevator and escalator solutions to meet the varying needs and objectives of our diverse customers. Our primary elevator and escalator solutions are described below.

The Gen2 family of elevators has been our principal low-and mid-rise elevator solution. Since its launch in 2000, Otis has sold over one million Gen2 units, making it our best selling elevator platform. In 2021, we introduced the successors to the Gen2 family of elevators: the Gen3 and Gen360 digital elevator platforms. These platforms enhance the space-saving, energy-efficient design of the Gen2 elevator with the connectivity of the Otis ONE IoT (internet of things) digital service platform, while offering additional safety features for passengers and our colleagues who maintain the elevator. Otis ONE is designed to continuously monitor equipment health and performance in real time to provide proactive, predictive and transparent information to our technicians and customers. The technology expands predictive and remote maintenance capabilities to support improved elevator up-time and service productivity.

The Gen360 elevator also features a new native electronic architecture, with many mechanical components replaced by electronic components that in connection with our service increase reliability, reduce the potential for entrapments and free hoistway space to accommodate larger cabins. The Otis ONE IoT solution adds a network of sensors for real-time status updates. A foldable, in-ceiling platform allows maintenance operations to be performed safely from within the car rather than on top of it and, depending on local regulations, eliminates the need for a refuge space above the car and the protrusion on the roof allowing for a flat roof design. With 360-degree cameras in the hoistway, Otis service teams can visually confirm, fine-tune, diagnose and solve many issues remotely without stopping the elevator.

For taller, high-rise buildings, our most prominent product is the SkyRise elevator solution. The SkyRise advanced high-rise elevator platform combines cutting-edge technologies and precision engineering to deliver solutions for residential, commercial and mixed use skyscrapers.

Otis offers a range of technologies for improving the passenger experience. Our proprietary Compass 360 destination management system groups passengers by their desired destination and directs them to an assigned car that minimizes waiting and ride time. The system's algorithms anticipate traffic demand within a building and improve traffic flow. Otis eView in-car display streams live, customizable infotainment to passengers and can connect them to OTISLINE, Otis' 24-hour service call center, during an emergency. The Otis eCall Plus smartphone app enables passengers to summon their elevator remotely for a touchless experience. We previously rolled out new voice and gesturing technologies for summoning elevators to customers in China and North America, with other geographies to follow.

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

Our New Equipment customers include real-estate and building developers and general contractors who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We also sell New Equipment to government agencies, particularly, to support infrastructure projects, such as airports, railways or metros. We generally sell directly to our customers through our New Equipment sales personnel. Due to the nature of the customer base in China and certain other geographies, our direct sales force is augmented by agents and distributors. Given the breadth of our customer base and the large number of customers to whom we deliver new equipment on an annual basis, we are not dependent on any single customer and do not have any contracts material to Otis as a whole with any single customer. The same is true for our broad and geographically dispersed network of agents and distributors.

New Equipment customers typically engage with us at an early stage during the construction cycle. The timing of order placement depends on factors including project complexity and customer requirements. Elevator installation usually occurs midway through building construction.

New Equipment orders are generally delivered within 12 months of booking, though larger projects can take longer to deliver based on customer construction schedules, and in some regions, mostly in China, the order to delivery window is shorter. When placing New Equipment orders, customers typically make an advance payment to cover costs including design and contract engineering. These advance payments are typically followed by periodic progress payments at specified milestones, such as delivery of materials at the job site and completion of installation and equipment commissioning. Installation is carried out by our installation technicians or through subcontractors, in which case we typically complete the final inspection and commissioning to ensure that our quality standards are met. Revenues are recognized based on percentage of completion. Once commissioned, New Equipment units are typically supported by a warranty for a limited period of time.

Service

Through our Service segment, we perform maintenance and repair services, as well as modernization services to upgrade elevators and escalators. We have a maintenance portfolio of approximately 2.2 million units globally, which includes Otis equipment manufactured and sold by us, as well as equipment from other original equipment manufacturers. Through our network of service sales personnel, we sell our services directly to customers in all significant elevator and escalator end-segments around the world. In 2022, our Service segment had net sales of $7.8 billion and operating profit of $1.8 billion.

Service customers typically comprise building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed. Customers securing services for elevators are frequently different from those who initially make purchasing decisions with respect to New Equipment solutions. As the largest service provider in the industry worldwide, we have a wide range of customers in our Service segment and do not have any single service contract material to Otis as a whole. Contract duration depends on a number of factors, including customer needs, regulatory requirements and industry/geography dynamics. We work closely with our customers to renew these contracts as appropriate. Certain types of customers, such as those owning or operating large properties or portfolios of properties, tend to execute long-term maintenance agreements.

We seek to grow our maintenance portfolio through conversion of newly installed units into maintenance contracts, through prospecting and winning units already in service from customers using another service provider and through acquisitions. Our Service sales personnel seek to win service contracts upon the expiration or termination of existing service contracts from customers by offering a superior value proposition through service excellence, an engaged and technically sophisticated group of field service technicians, a streamlined customer experience and strong elevator and escalator operating performance.

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

Similar to most other electro-mechanical equipment, elevators and escalators are subject to wear and tear, which over time erodes equipment functionality. As elevator equipment ages, we work with customers to help renew or refresh their elevators with modernization solutions that enhance equipment operation, improve building functionality and contribute to more sustainable building systems. Modernization offerings can range from relatively simple upgrades of interior finishes and aesthetics to complex upgrades of larger components and sub-systems.

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

Digital Technology initiatives

Otis has been using technology to monitor elevator performance remotely for decades, culminating in our latest Otis ONE technology discussed under "New Equipment" above. We also offer multimedia subscription options with additional voice, data and video digital services to customers leveraging our IoT technologies. As of the end of 2022, approximately 800,000 units of our global portfolio, including units under the warranty period, are connected. In 2023, we expect to continue to innovate and expand our digital ecosystem and suite of digital solutions for both our existing service portfolio customers and for new equipment shipments from our factories.

Research and Development & Intellectual Property

Innovation is a fundamental characteristic of our history and is central to our strategy. For the year ended December 31, 2022, research and development ("R&D") expense was $150 million and 1.1% as a percentage of net sales. In addition to R&D expense, we made investments in digital and strategic initiatives of approximately $55 million, which in combination with R&D expense was 1.5% as a percentage of net sales. We coordinate our R&D efforts globally through an operating model that sets global and local priorities based on customer and segment needs. We have 11 R&D centers and 17 factories around the world, including major locations in China, India, France, Spain and the United States. The R&D centers are strategically located close to concentrations of customers and factories to enable efficient development of engineering solutions that can serve as global model products and adapt quickly and efficiently to local customer needs and local demographic and construction trends. We have approximately 1,200 engineers globally, with increasing focus on digital initiatives, software, design of the user interface and the user experience.

We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to the Otis business to protect our R&D investments in products and services. We currently own approximately 4,200 globally issued patents, and we have approximately 2,300 patent applications pending globally. We filed approximately 1,300 patent applications in the last three years. Our patents are primarily filed in Europe, the United States and Asia. We believe that our patents and trade secrets create a competitive advantage and that we have taken reasonable measures to build a portfolio of valid and enforceable intellectual property rights. However, these intellectual property rights might be challenged and could be found invalid or unenforceable. Loss of strategic patents and trade secrets could significantly affect our competitiveness. See Item 1A in this Form 10-K for further discussion of intellectual property matters.

Joint Ventures and Non-Wholly Owned Subsidiaries

Our international strategic relationships, joint ventures and non-wholly owned subsidiaries are an important part of our business as they support our access to international markets and customers. Results of these entities are consolidated with our financial and operational results. In addition to China, as discussed below, we also operate through joint ventures and non-wholly owned subsidiaries in certain other countries. As discussed further below, we acquired the remaining interest in Zardoya Otis during 2022.

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

Otis Mobility (formerly Zardoya Otis)

We conduct our operations based in Spain through Otis Mobility S.A. ("Otis Mobility", formerly Zardoya Otis S.A. (“Zardoya Otis”)). Otis Mobility manufactures, installs and services elevators and elevator equipment in Spain, and exports elevator equipment it manufactures for installation by certain of our subsidiaries outside of Spain.

In September 2021, the Company announced its tender offer (the "Tender Offer") to acquire all of the issued and outstanding shares of Zardoya Otis not owned by the Company. Prior to completion of the Tender Offer, Zardoya Otis’ shares were listed on Spanish stock exchanges, and the company was subject to the supervision of the Spanish Securities Exchange Commission (Comisión Nacional del Mercado de Valores (the "CNMV")). We owned a majority equity stake in Zardoya Otis, with Euro Syns S.A. owning a minority position and the remaining shares being held by public shareholders.

As a result of the Tender Offer, the Company acquired the remaining issued and outstanding shares of Zardoya Otis not owned by the Company in exchange for cash during April and May 2022. As a result, the Company owns 100% of Zardoya Otis. Zardoya Otis shares were automatically delisted on May 9, 2022 and has been renamed Otis Mobility. See "Note 1: Business Overview" for further details regarding this transaction.

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

There are several factors that determine competitiveness in the industry, including local codes and compliance requirements, customer preferences, price, reputation, delivery and execution, product quality, equipment performance, reliability and long-term service and product support. Our success in both our New Equipment and Service segments depends upon our ability to develop and market our products, services and solutions, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. We believe our global presence, local relationships and proven track record in executing complex elevator and escalator solutions contribute to our iconic brand, reputation and competitive position in the industry. We believe our business strategies allow us to sustain New Equipment growth, accelerate Service portfolio growth, advance the digitalization of Otis, focus and empower the organization, support our ability to successfully compete across the New Equipment and Service segments, and will help deliver sustainable earnings growth.

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

Components and systems necessary to effectively complete our New Equipment projects, as well as to satisfy our maintenance and repair obligations, are often available from two or more sources within the industry. While we believe no single supplier is material to our business, some components or applications require particular specifications or qualifications. In those cases, there may be a single supplier or a limited number of suppliers that can readily provide such components, which have in the past, and could in the future, result in supply constraints or cost pressures due to an issue with such a supplier, including financial or operational difficulties or a contract dispute. Additionally, the slowdown of economic activity due to coronavirus ("COVID-19") and subsequent unsettled recovery in certain regions, including their impact on employment, have created long lead times and product shortages for certain components and suppliers. We implement mitigation actions to address potential disruption in and other risks relating to our supply chain, including the use of safety stock and alternative materials, as well as risk assessments, qualification of multiple supply sources and use of long-term supplier agreements.

Although at times high prices for some important raw materials have caused margin and cost pressures for our business, including in connection with the impact of COVID-19-and the uncertain recovery, we do not expect near-term unavailability or pricing of materials, components or supplies that would have a material adverse effect on our business. We seek to manage commodity price risk through locking and hedging strategies, as well as passing the increases onto our customers through pricing. See Item 1A in this Form 10-K for risks associated with raw material and supply chain, as well as COVID-19.

Environmental, Social and Governance ("ESG")

ESG is part of our culture and embedded in our long-term strategy. The principles of ESG align with the foundation of our business: our Absolutes of Safety, Ethics, and Quality. We are committed to the health and safety of our colleagues and the riding public. We strive to reduce the environmental impact of our own products, operations and services and those of our customers. We foster a culture that embraces all voices and diverse points of view and proactively engages in the communities we serve. See "Human Capital" below for additional information regarding certain ESG initiatives related to our colleagues, including health and safety, employee engagement and Diversity, Equity and Inclusion ("DE&I").

In 2021, we became a signatory to the U.N. Global Compact and published our thirteen ESG goals (including the four Environment & Impact goals below) aligned with the U.N. Sustainable Development Goals ("SDGs"). Our ESG goals and alignment to SDGs are categorized into four areas: Health & Safety, Environment & Impact, People & Communities and Governance & Accountability. Our ESG goals can be found in the Investor section of our corporate website, where we make updates from time to time.

We set goals within each of these areas and aligned to the U.N. SDGs on which we can have the greatest impact. Our Environment & Impact goals are as follows:

•Achieve a 50% reduction of Scope 1 and Scope 2 emissions by 2030

•Reach carbon neutrality for factory electricity by 2030

•Achieve 100% factory eligibility for zero-waste-to-landfill certification by 2025

•Complete ISO 14001 certification for all factories by 2025 (goal completed in 2021)

In April 2022, we published our inaugural ESG report on our ESG activities, metrics and progress towards our goals in accordance with the Global Reporting Initiative Standards, as well as in alignment with the Sustainability Accounting Standards Board guidelines and the Task Force on Climate-related Financial Disclosures. Our progress towards reducing Scope 1 and Scope 2 greenhouse gases is included as a performance multiplier in determining payouts under our executive short-term incentive plan. Our ESG goals and ESG report are available through the Investors section of our website (http://www.otis.com) under the heading "ESG". Our ESG goals, our ESG report and our corporate website are not incorporated by reference into this Form 10-K.

Our Board of Directors and its committees engage in extensive review and oversight of ESG-related topics. The Company's ESG Council monitors our performance towards our ESG goals. The ESG Council is composed of senior leaders representing multiple functions within the Company, including Communications, Engineering, Human Resources, Investor Relations, Legal, and Operations (Environmental, Health & Safety, Supply Chain and Quality & Continuous Improvement). Also, an internal ESG Working Group, comprised of subject matter experts assists the ESG Council in developing and effectuating the Company's ESG strategy. Both the ESG Council and ESG Working Group meet frequently, with the ESG Council reporting regularly to our CEO and the Executive Leadership Team on our ESG progress and actions.

There have been no, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change, from the known physical effects of climate change or as a result of implementing our ESG initiatives. Increased regulation (including the pending Securities and Exchange Commission ("SEC") and European Union requirements) and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results. For a discussion of risks associated with ESG matters, see Item 1A in this Form 10-K.

Human Capital

As of December 31, 2022, our global workforce consists of approximately 69,000 colleagues, with 44% in Asia, 33% in Europe, the Middle East and Africa (“EMEA”) and 23% in the Americas.

Approximately 64% of our workforce in the U.S. is covered by collective bargaining agreements. Outside of the U.S., our colleagues are represented by workers' councils or statutory labor unions as may be customary or required in those jurisdictions. While we strive to maintain good relationships with our employee representative bodies, our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force. The collective bargaining agreement for most of our bargaining unit colleagues in the U.S. was renewed without disruption in July 2022 and is set to expire in July 2027. For a discussion of risks associated with employment-related matters, see Item 1A in this Form 10-K.

Compensation

Our colleagues are vital to our success, and we offer pay and benefits designed to attract, retain and motivate our colleagues and align their compensation with both individual and our overall performance. While our programs vary by location and eligibility, they include base pay, short-term incentive bonuses, long-term incentive pay in the form of stock awards, retirement plans, health care and insurance benefits, tuition assistance through our Employee Scholar program, paid sick, bereavement, vacation, parental and family leaves, wellness and employee assistance programs.

Safety and Health

Safety is one of the Otis Absolutes. For that reason, safety measures and indicators are regularly monitored by management and reported to our Board of Directors. To promote safety, we have a health and safety management system and regularly measure the effectiveness of our health and safety programs. We empower all of our colleagues and subcontractors with stop work authority if they perceive an unsafe condition or a behavior that may cause injury. We also seek to promote a culture where stop work authority can be freely exercised without the fear of retribution or retaliation, and a learning culture to enhance the quality and delivery of safety and technical training. Health and Safety is one of the four focus areas of our ESG goals. See the “Environmental, Social and Governance ("ESG")” section of this Form 10-K above for more information regarding our ESG goals.

For our colleagues to be effective, they need to be healthy. Starting in 2020, with the added stress of the COVID-19 pandemic, we increased our efforts to improve our colleagues’ mental health by expanding employee assistance plan benefits and by bringing increased attention to the importance of mental health. We now provide employee assistance plan benefits to all of our colleagues worldwide. We also offer flexible work arrangements to many salaried colleagues.

Training and Development

We strive to emphasize development and training, as we believe that individual and corporate success is driven by lifelong learning and by empowering our colleagues. As a result, we provide a range of development and mentoring opportunities that vary based on a colleague's career stage and function. One of our flagship programs is “Otis University,” a global program that builds leadership and functional capabilities in sales, field, engineering, operations, and major projects. Our “Employee Scholar

Program” is a comprehensive, company-sponsored education program that allows colleagues to expand their skills through degree or certification programs.

Having access to trained technicians is very important to our business. Our mechanics receive extensive training to service and install equipment safely. This training consists of live, virtual, and on-the-job modules with experienced mechanics. We are increasing our professional network to reach out to more communities when hiring through partnerships, and have developed several apprenticeship, training and internship programs. We are also increasing through various initiatives the number of women in our mechanic population across the world to enhance diversity and to obtain access to a larger talent pool.

Commitment to Change

We aim to be both an equal-opportunity employer of choice for people of broad perspectives and experiences, cultures, genders, races, and generations, and whose workforce mirrors the diversity of our customers and the communities where we live and work, and a place where every voice feels safe, welcomed and heard. To further accountability and transparency with respect to our DE&I progress, we established a DE&I Advisory Group which is responsible for setting Otis DE&I global strategy and priorities. The DE&I Advisory Group is composed of eight members representing cross-functional and cross-regional areas and one Otis Board member, and includes four annual rotating members and four permanent members, including our Chief Executive Officer and our Chief People Officer. Our DE&I performance is reviewed by our DE&I Advisory Group three times a year.

In addition, we believe that it is important for us to significantly increase the number of women we have in executive roles. In 2020, we joined the Paradigm for Parity coalition, pledging our commitment to establish gender parity across our executive leadership by 2030. Our progress towards attaining gender parity across our executive leadership is a performance multiplier in determining payouts under our executive short-term incentive plan.

Our global inclusive leadership learning program provides training through virtual learning and group conversations to identify and mitigate bias using a common approach and vocabulary. In 2022, we implemented a gender identity policy and deployed a self-ID campaign, which allows employees to self-report their demographic data. We also launched an initiative, We Are Many Voices, as part of global inclusion month in October 2022. During that month, all colleagues were encouraged to celebrate and learn about the different dimensions of diversity, engage with each other, and grow stronger together.

Our employee resource groups (“ERGs”) also play a significant role in our ability to attract, retain, and develop diverse talent, and build allies across the organization. As ERGs are vital in nurturing a culture of DE&I at Otis, we are continuing to expand our ERG offerings by supporting all abilities and increasing representation, and are partnering with them to further our DE&I initiatives.

Engagement

We believe that engaged colleagues deliver better service to our customers. We measure engagement by conducting colleague surveys twice yearly. The results, which are reported to our Board of Directors and management, help us assess how our colleagues feel about working for us. We use the survey results to develop action plans to address areas of concern. The engagement surveys, which anonymizes the data, cover topics such as safety, ethics, belonging, quality, company prospects, inclusion, empowerment, accountability and managerial effectiveness. Increasing colleague favorability for the inclusive culture category in the Company’s engagement survey is part of our thirteen published ESG goals. See the “Environmental, Social and Governance ("ESG")” section of this Form 10-K above for more information regarding our ESG goals.

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

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Otis and its businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices and other inflationary pressures, interest rates and foreign currency exchange rates, levels of end market demand in construction, pandemic health issues (including COVID-19 and variants thereof and the ongoing economic recovery therefrom and their effects on, among other things, global supply, demand and distribution), natural disasters (whether as a result of climate change or otherwise) and the financial condition of Otis’ customers and suppliers;
•the effect of changes in political conditions in the U.S. and other countries in which Otis and its businesses operate, including the effects of the ongoing conflict between Russia and Ukraine and related sanctions and export controls, on general market conditions, commodity costs, global trade policies, currency exchange rates and stakeholder perception in the near term and beyond;
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
•the impact of the negotiation of collective bargaining agreements and labor disputes and labor inflation in the markets in which Otis and its businesses operate globally;
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
•the determination by the Internal Revenue Service and other tax authorities that the distribution or certain related transactions in connection with the Separation should be treated as taxable transactions; and
•our obligations and disputes that have or may hereafter arise under the agreements we entered into with RTX and Carrier in connection with the Separation.

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

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks (see discussion of risks associated with the ongoing conflict between Russia and Ukraine below), including global credit market conditions, levels of consumer and business confidence, commodity prices, raw material and energy costs, supply chain issues, foreign currency exchange rates, interest rates, labor costs, levels of government spending and deficits, trade policies, tariffs and trade barriers, political conditions, regulatory changes, fluctuations in residential and commercial construction activity, pandemic health issues (see discussion of COVID-19 below), natural disasters, including weather events caused by climate change, actual or anticipated default on sovereign debt and other challenges that could affect the global economy. These economic and political conditions affect businesses such as ours in a number of ways. In particular, a slowdown in building and remodeling activity or decreased public spending on infrastructure projects could adversely affect our financial performance.

Our business may be further impacted by the COVID-19 pandemic.

Since 2020, COVID-19, including variants of the original virus, has continued to spread throughout the world, impacting various geographies at varying levels of severity, and resulting in travel restrictions and shutdowns, occupancy limits or other restrictions of non-essential businesses, including construction and hospitality venues, impacting to various extents our factory operations, new equipment installations and access to units under maintenance. The ultimate impact of the COVID-19 pandemic on our business is uncertain at this time and will depend on future developments, including the severity of evolving variants, availability, efficacy and distribution of various vaccines and treatments for COVID-19, but further restrictions or the rollback of reopening measures due to higher infection rates may further disrupt our operations and the operations of our suppliers, distributors and customers. COVID-19 has adversely affected and could further affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders for our products and services and/or payment delays or defaults. Similarly, COVID-19 and the uncertain economic recovery from the virus have adversely affected and may further affect our supply base and increase the potential for one or more of our suppliers to experience production constraints, distribution challenges, financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at anticipated cost. Additionally, it is unclear what longer term effects the virus will have on the global economy, including the commercial building industry. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our international operations subject us to risk as our results of operations may be adversely affected by changes in local and regional economic conditions, such as fluctuations in exchange rates, risks associated with government policies on international trade and investments, and risks associated with China and other emerging markets.

We conduct our business on a global basis, with approximately 72% of our 2022 net sales derived from international operations. Changes in local and regional economic conditions, including credit conditions and fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations, where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay for the materials used in our products. Though we engage in hedging strategies to manage foreign currency exposures in connection with certain cross-border transactions, our operating margins may be negatively impacted by currency fluctuations that result in higher costs or lower revenues for certain cross-border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates have given and may continue to give rise to gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies has adversely affected and could in the future adversely affect our results of operations.

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

China is currently the largest end market for sales of new equipment in our industry, with our New Equipment sales in China representing approximately 35% of our global New Equipment net sales and over half of our global New Equipment unit volume. Changes to market and economic conditions in China, including credit conditions for our customers, an escalation of trade conflicts between the U.S. and China or changes in the government's COVID-19 policies, may impact our ability to continue New Equipment net sales in China at rates consistent with prior years. Furthermore, as is the case in many countries where we operate, the legal and regulatory regime in China is evolving, and accordingly, we could, in the future, be required to comply with significant requirements unique to China in order to maintain access to Chinese markets.

We expect that sales to emerging markets will continue to account for a significant portion of our sales as those and other developing nations and regions around the world increase their demand for our products and services. A slowdown in urbanization in emerging countries, such as China or India, could adversely affect our financial performance. In addition, as part of our global business model, we operate in certain countries, including Argentina, Brazil, China, India, Indonesia, Malaysia, Mexico, Poland, South Africa, Ukraine, Turkey and certain countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. Our emerging market operations can present many risks, including differences in culturally accepted practices (such as employment and business practices), compliance risks, economic and government instability, currency fluctuations, and the imposition of foreign exchange and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Risks associated with the ongoing conflict between Russia and Ukraine

The ongoing conflict between Russia and Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how the conflict will evolve. If the conflict continues for a significant time or expands to other countries, it could have additional adverse effects on macroeconomic conditions, including but not limited to, increased costs, constraints on the availability of commodities, supply chain disruptions and decreased business spending. Furthermore, continuation of the conflict could give rise to disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition. See Item 7 "Business Overview" in this Form 10-K for more information regarding the recent sale of our business in Russia.

We use a variety of raw materials, supplier-provided parts, components, sub-systems and third-party manufacturing services in our business, and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers (including third-party manufacturers) and commodity markets to secure the raw materials and components used in our products exposes us to volatility in the prices and availability of these materials. Issues with suppliers, (such as a disruption in deliveries, capacity constraints, production disruptions, quality issues and supplier closings or bankruptcies, including in connection with the ongoing impact of COVID-19 and the unsettled economic recovery), price increases or decreased availability of raw materials or commodities (including in connection with the ongoing conflict between Russia and Ukraine) could have a material adverse effect on our ability to meet our commitments to customers or could increase our operating costs, either of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

We seek to grow our business through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in technologies, products and services. Our ability to realize the anticipated benefits of our technological advancements, such as the development and execution of advanced digital technologies for the benefit of our New Equipment or Service segment or the development of new products depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; validation of innovative technologies; and customer interest in new technologies and products and acceptance of products we manufacture or that incorporate technologies we develop.

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

Our contracts are typically awarded on a competitive basis. Our quotations and bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment on these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a new equipment order, or the extent of required maintenance pursuant to a service contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages if we do not perform in accordance with the contract. As a result of these and other factors, we may not be able to provide products and services at competitive prices while maintaining anticipated levels of profitability, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our debt levels and related debt service obligations could have negative consequences; we may need additional debt or equity financing in the future to meet our capital needs, and such financing may not be available on favorable terms, if at all, due to changes in global capital markets, our financial performance or outlook or our credit ratings and may be dilutive to existing shareholders.

As of December 31, 2022, we had $6.6 billion outstanding long-term debt. Our debt level and related debt service obligations could have negative consequences, including, among others:
•requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce funds we have available for other purposes, such as acquisitions and reinvestment in our businesses; and
•reducing our flexibility in planning for or reacting to changes in our business and market conditions.

We may need additional financing for general corporate purposes. For example, we may need funds to increase our investment in research and development activities, to refinance or repay existing debt, or to make a strategic acquisition. We may be unable to obtain additional financing on terms favorable to us, if at all. Volatility in the world financial markets, including as a result of inflation concerns from the unsettled recovery from the COVID-19 pandemic or the ongoing conflict between Russia and Ukraine, could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or services, or in the solvency of our customers, suppliers or distributors or other significantly unfavorable changes in economic conditions.

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

Quarterly cash dividends are a component of our capital allocation strategy, which we fund with operating free cash flow, borrowings and divestitures. We also have authority to repurchase our shares under a share repurchase program. In general, dividends and share repurchases, if commenced, may be discontinued, accelerated, suspended or delayed at any time without prior notice. Furthermore, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the market price of Common Stock, the nature and timing of other investment and acquisition opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. The reduction or elimination of our cash dividend or share repurchase program could adversely affect the market price of Common Stock. Although our share repurchase program is intended to enhance long-term shareholder value, changes in laws or regulations related thereto or short-term stock price fluctuations could reduce the program's effectiveness.

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

We are party to joint ventures which may not be successful and may expose us to special risks and restrictions.

Our business operations depend on forming joint ventures. In certain regions, we operate our business through joint venture relationships or non-wholly owned subsidiaries, including: Otis Electric Elevator Company Limited and Otis Elevator (China) Investment Limited in China. A significant downturn or deterioration in the business or financial condition of a joint venture partner could affect our results of operations in a particular period. Our joint ventures may experience labor strikes, diminished liquidity or credit unavailability, weak demand for products, delays in the launch of new products or other difficulties in their businesses. Changes in local government laws, regulations and policies, including those related to investments and limitations on foreign ownership of businesses, could adversely impact our ability to participate in and operate our joint ventures, or could result in changes to the ownership structure or allocation of rights in our joint ventures. If we are not successful in maintaining our joint ventures and other strategic partnerships, our financial condition, results of operations and cash flows may be adversely affected.

Joint ventures and non-wholly owned subsidiaries inherently involve special risks. Whether or not we hold a majority interest or maintain operational control in such arrangements, our partners or other shareholders may (1) have economic or business interests or goals that are inconsistent with or contrary to ours, (2) exercise veto or other rights, to the extent available, to block actions that we believe to be in our or the joint venture’s or non-wholly owned subsidiary’s best interests, (3) take action contrary to our policies or objectives with respect to our investments, business or compliance practices or (4) be unable or unwilling (including as a result of financial or other difficulties) to fulfill their obligations, such as contributing capital to expansion or maintenance projects, under the joint venture or other agreement. There can be no assurance that any particular joint venture or non-wholly owned subsidiary will be beneficial to us.

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

In addition, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other anti-corruption laws that generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under certain anti-corruption laws, companies also may be held liable for the actions of partners or representatives. Certain of our customer relationships are with governmental entities and are, therefore, subject to the FCPA and other anti-corruption laws. Despite meaningful measures that we undertake to seek to ensure lawful conduct, which include training and internal controls, we may not always be able to prevent our employees, partners, joint ventures, agents or distributors from violating the FCPA or other anti-corruption laws. As a result, we could be subject to criminal and civil penalties, disgorgement, changes or enhancements to our compliance measures that could increase our costs, decrease our access to certain sales channels, personnel changes or other remedial actions. Prior to the Separation, UTC, including Otis, was subject to a formal investigation by the SEC related to alleged violations of anti-corruption laws, which resulted in a Settlement Order in which our former parent UTC paid a civil penalty related to certain activities in our business in Russia, China and Kuwait, as well as activities in another UTC business.

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

Violations of the FCPA, antitrust or other anti-corruption or anti-collusion laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

We are impacted by increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to ESG matters.

We have increased reporting of our ESG programs and performance, as required by applicable law and voluntarily, and have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any goal or objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) the availability of suppliers that can meet our sustainability, diversity and other standards, and (4) our ability to recruit, develop, and retain diverse talent in our labor markets. In addition, standards for tracking and reporting on ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics globally, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals and increased compliance costs and risks.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, supplier, or business partner, could be negatively impacted. In addition, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives within the timelines we announce, or at all, could have similar negative impacts.

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

We collect, store, have access to and otherwise process certain confidential or sensitive data that may be subject to data privacy and cybersecurity laws, regulations or customer-imposed controls, including proprietary business information, personal data and other information. We also develop products that may in certain cases collect, store, have access to, and otherwise process certain personally identifiable or confidential data of our customers who purchase and use such products either separately or as a part of another product or system or by way of access to our websites or social media accounts. Although we seek to protect such data and design our products to enable our customers to use them while complying with applicable data privacy and cybersecurity laws and/or customer-imposed controls, we have experienced cyber-attacks, which have not to our knowledge had a material adverse impact on the Company to date. Our internal systems and products may be vulnerable to further cyber-attacks, security breaches, theft, programming errors or employee errors, which could lead to the compromise of confidential and sensitive data, unauthorized access, use, disclosure, modification or destruction of information, improper use of our systems, software solutions or networks, defective products, production downtimes and/or operational disruptions in violation of applicable law and/or contractual obligations. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, distributors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the compromise of software, security and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to select products and services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales. In addition, because of the global nature of our business, both our internal systems and products must comply with the applicable laws, regulations and standards in a number of jurisdictions, which continue to evolve, and in certain cases, include provisions that are unclear. Government enforcement actions, including due to geopolitical concerns, and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any of the foregoing factors could result in reputational damage or civil or governmental proceedings, which could result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our business and financial performance depend on continued substantial investment in information technology infrastructure, which may not yield anticipated benefits, and may be adversely affected by cyber-attacks on information technology infrastructure and products and other business disruptions.

The efficient operation of our business requires continued substantial investment in technology infrastructure systems, including partial shifting from virtual private networks to cloud-based networks, and we must attract and retain qualified people to operate these systems, expand and improve them, integrate new systems effectively and efficiently convert to new systems when required. An inability to fund, acquire and implement these systems might impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which could put us at a competitive disadvantage and negatively impact our financial results. Repeated or prolonged interruptions of service due to problems with our systems or third-party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Furthermore, we are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. Failure to design, develop and implement new technology infrastructure systems in an effective and timely manner, or to adequately invest in and maintain these systems, could result in the diversion of management’s attention and resources and could materially adversely affect our operating results, competitive position and ability to efficiently manage our business. Our existing information systems may become obsolete, requiring us to transition our systems to a new platform. Such a transition would be time consuming, costly and damaging to our competitive position, and could require additional management resources. Failure to implement and deploy new systems or replacement systems on the schedules anticipated, could materially adversely affect our operating results.

In addition, our business may be impacted by disruptions to our own or third-party information technology (“IT”) infrastructure, which could result from (among other causes) cyber-attacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include attacks on our IT infrastructure, as well as attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are installed into third-party products, facilities or infrastructure. Such attacks could disrupt our business operations, our systems or those of third parties, and could impact the ability of our products to work as intended. We and some of our third-party suppliers have experienced cyber-based attacks, and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result of a cyber-attack, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations or ability to provide products and services to our customers; destruction or corruption of data; security breaches; manipulation or improper use of our or third-party systems, networks or products; financial losses from remedial actions, loss of business, potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, customer and supplier agreements, license agreements, non-compete agreements, information technology security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights also may be limited. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent the sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership or necessary licenses concerning, data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. Any of these events or factors could subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Operating outside the United States also exposes us to additional intellectual property risk. The laws and enforcement practices of certain jurisdictions in which we operate may not protect our intellectual property rights to the same extent as in the United States and may impose joint venture, technology transfer, local service or other foreign investment requirements, and restrictions that potentially compromise control over our technology and proprietary information. Failure of foreign jurisdictions to protect our intellectual property rights, an inability to effectively enforce such rights in foreign jurisdictions, or the imposition of foreign jurisdiction investment or sourcing restrictions or requirements could result in loss of valuable proprietary information and could impact our competitive position and financial results.

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

See “Business Overview” and “Results of Operations – Income Taxes” in Item 7 and "Note 2: Significant Accounting Policies" and "Note 16: Income Taxes" in Item 8 in this Form 10-K, for further discussion on income taxes and related contingencies.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

To the fullest extent permitted by law, this exclusive forum provision applies to state and federal law claims, including claims under the federal securities laws, including the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although Otis shareholders will not be deemed to have waived Otis’ compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims subject to exclusive federal jurisdiction, a court could find the exclusive forum provision contained in the amended and restated bylaws to be inapplicable or unenforceable.

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

In connection with the Separation, our former parent UTC received a ruling from the IRS regarding certain U.S. federal income tax matters relating to the Separation and an opinion of outside counsel regarding the qualification of certain elements of the Separation under Section 355 of the Code. The IRS ruling and the opinion of counsel were based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of UTC (and RTX), Otis and Carrier, including those relating to the past and future conduct of UTC (and RTX), Otis and Carrier. Notwithstanding receipt of the IRS ruling and the opinion of counsel, the IRS could determine that the Separation and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS ruling or the opinion of counsel was based were inaccurate or have not been complied with. In addition, the IRS ruling does not address all of the issues that are relevant to determining whether the Separation, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion of counsel represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt by UTC of the IRS ruling and the opinion of counsel, there can be no assurance that the IRS will not assert that the Separation and/or certain related transactions did not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge.

If the distribution of Common Stock pursuant to the Separation were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, RTX would recognize a taxable gain as if it had sold the Common Stock in a taxable sale for its fair market value, and RTX shareholders who received Common Stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the distribution of Common Stock pursuant to the Separation were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, it may result in a taxable gain to RTX (but not its shareholders) under Section 355(e) of the Code if the Separation were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in RTX or Otis. For this purpose, any acquisitions of RTX or Otis shares within the period beginning two years before the distribution of Common Stock pursuant to the Separation and ending two years after such distribution are presumed to be part of such a plan, although RTX or Otis may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable Treasury Regulations).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a direct physical presence in approximately 80 countries with an overall property portfolio comprising approximately 15 million square feet of space. We have approximately 2,300 facilities, of which approximately 46%, 41% and 13% of which are located in EMEA, Asia and the Americas, respectively. We operate over 1,400 branches and offices, 11 R&D centers and 17 manufacturing facilities globally. Our principal manufacturing facilities are located across Brazil, China, Japan, France, India, Korea, Spain, and the United States, of which 10 are owned. Our principal R&D centers are located in China, the United States, India, France, Germany, Japan and Spain. Our branches and R&D centers typically support both our New Equipment and Service segments.

Our fixed assets as of December 31, 2022 include manufacturing facilities and non-manufacturing facilities, such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2022 are substantially in good operating condition.

Item 3. Legal Proceedings

For a discussion regarding material legal proceedings, see "Note 22, Contingent Liabilities" to the Consolidated Financial Statements within Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol "OTIS". There were approximately 21,100 registered shareholders as of January 20, 2023. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 in this Form 10-K.

Stock Performance Graph

The following table and graph illustrate the total return from April 3, 2020 (date of Separation) through December 31, 2022, for (1) our Common Stock, (2) the Standard and Poor's (the "S&P") 500 Index, and (3) the S&P 500 Industrials Sector Index. The graph and table assume that $100.00 was invested on April 3, 2020 in each of our Common Stock, the S&P 500 Index and the S&P 500 Industrials Sector Index, and that any dividends were reinvested. The comparison reflected in the graph and the table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return — Table

	April 3, 2020	December 31, 2020	December 31, 2021	December 31, 2022
Otis	$100	$144	$188	$172
S&P 500 Index	100	153	197	161
S&P 500 Industrials Sector Index	100	160	193	183

Comparison of Cumulative Total Return — Graph

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2022	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 — October 31	—	$—	—	$500
November 1 — November 30	2,006	74.79	2,006	$350
December 1 — December 31	—	—	—	$2,000
Total	2,006	$74.79	2,006

(1)     Average price paid per share includes costs associated with the repurchases.

On December 1, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock. As of December 31, 2022, the maximum dollar value of shares that may yet be purchased under this current program was $2.0 billion. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Exchange Act.

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

Sale of Russia business and risks associated with ongoing conflict between Russia and Ukraine

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our 2022, 2021 and 2020 revenue and operating profit.

As previously disclosed, we stopped taking new equipment orders in Russia and making new investments in the country in March 2022, while reassessing our operations in the country, which represented approximately 1% and 2% of both our revenue and operating profit in 2022 and 2021, respectively. The operations were comprised mostly of New Equipment. In June 2022, we entered into an agreement to sell our business in Russia to a third party, resulting in classification of the business' assets and liabilities as held for sale as of June 30, 2022 and recording an impairment loss of $18 million. On July 27, 2022, we completed the sale of our business in Russia to the third party. We recorded losses from the sale and conflict-related charges totaling $28 million (including the impairment loss of $18 million), primarily in Other income (expense), net in the Consolidated Statements of Operations in 2022. See Note 9, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for further details.

Consistent with our risk management process, the Otis Board of Directors and its Audit Committee received numerous updates on the ongoing conflict between Russia and Ukraine and have reviewed, and continue to review, with management the financial, operational, compliance, reputational and cyber risks associated therewith and related mitigation actions. The Otis Board of Directors oversaw the process of selling our business in Russia, including reviewing the terms and conditions thereof, and the Audit Committee approved the sale. The Otis Board of Directors continued to receive updates on the sale process until the completion of the sale.

See Item 1A in this Form 10-K for risks associated with ongoing conflict between Russia and Ukraine.

Zardoya Otis Tender Offer

As previously disclosed, the Company announced the Tender Offer to acquire all issued and outstanding shares of Zardoya Otis not owned by Otis, at an offer price of €7.07 per share in cash, after adjusting for dividends. The results of the Tender Offer were announced on April 7, 2022, with tenders of 45.49% of the shares outstanding accepted. The shares tendered to the Company were settled in cash on April 12, 2022 for approximately €1.5 billion from the Company's restricted cash held in escrow, resulting in the Company owning 95.51% of Zardoya Otis. The acquisition and settlement of the remaining issued and outstanding shares not owned by the Company for approximately €150 million (based on the adjusted tender price of €7.07 per share) and the automatic delisting of Zardoya Otis shares both occurred during the second quarter of 2022. Zardoya Otis was renamed Otis Mobility upon completion of the Tender Offer and delisting.

See Note 1, "Business Overview" and Note 10, "Borrowings and Lines of Credit" to the Consolidated Financial Statements in Item 8 in this Form 10-K for further details regarding this transaction and financing arrangements entered into in connection with the Tender Offer.

Environmental, Social and Governance ("ESG")

There have been no, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change, from the known physical effects of climate change or as a result of implementing our ESG initiatives. Increased regulation (including pending SEC and European Union requirements) and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results. For a discussion of risks associated with ESG matters, see Item 1A in this Form 10-K.

For a discussion of Otis’ ESG goals, see the discussion under “Environmental, Social and Governance (“ESG”)” in Item 1 in this Form 10-K.

Impact of COVID-19 on Our Company

The COVID-19 pandemic has impacted, and continues to impact, aspects of the Company's operations and overall financial performance. COVID-19 related trends impacting our business, customers and suppliers have had, and could continue to have, an impact on our business, including impacts to overall financial performance in 2023, as a result of the following, among other things:

•Supplier and raw material capacity constraints, delays and related costs;
•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses;
•Customer liquidity constraints and related credit reserves; and
•Cancellations or delays of customer orders.

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

Separation from United Technologies Corporation

As previously disclosed, on April 3, 2020, Otis became an independent, publicly-traded company and its Common Stock is listed under the symbol "OTIS" on the New York Stock Exchange as a result of the separation (the "Separation") of each of Otis and Carrier Global Corporation ("Carrier") from United Technologies Corporation, subsequently renamed Raytheon Technologies Corporation ("UTC" or "RTX", as applicable).

Prior to the Separation on April 3, 2020, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of our former parent, UTC. For the periods subsequent to April 3, 2020, our financial statements are presented on a consolidated basis as the Company became a standalone public company.

We entered into a transition services agreement (the "TSA") and tax matters agreement (the "TMA") with our former parent, UTC, and Carrier on April 2, 2020. Under the TSA, we received services for information technology, technical and engineering support, application support for operations, general administrative services and other support services. The TSA and the related trailing exit costs were substantially completed as of December 31, 2021. For additional discussion, see "Note 5: Related Parties" in Item 8 in this Form 10-K.

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

As a result of our business in Russia being sold during 2022, the results of the operations in Russia are excluded from the organic volume changes for 2022 and 2021 and are reflected in Acquisitions and divestitures, net. See Note 9, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" to the Consolidated Financial Statements, for further details.

RESULTS OF OPERATIONS

Net Sales

(dollars in millions)	2022	2021	2020
Net sales	$13,685	$14,298	$12,756
Percentage change year-over-year	(4.3)%	12.1%	(2.8)%

The factors contributing to the total percentage change year-over-year in total Net sales are as follows:

	2022	2021
Organic volume	2.5%	9.0%
Foreign currency translation	(5.9)%	3.0%
Acquisitions and divestitures, net	(0.9)%	0.1%
Total % change	(4.3)%	12.1%

The Organic volume increase of 2.5% for 2022 was driven by an increase of 6.0% in Service, offset by a decrease of (1.7)% in New Equipment.

The Organic volume increase of 9.0% for 2021 was driven by increases of 15.8% in New Equipment and 4.1% in Service.

See "Segment Review" below for a discussion of Net sales by segment.

Cost of Products and Services Sold

(dollars in millions)	2022	2021	2020
Cost of products and services sold	$9,765	$10,105	$8,977
Percentage change year-over-year	(3.4)%	12.6%	(3.4)%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	2022	2021
Organic volume	3.7%	9.1%
Foreign currency translation	(6.1)%	3.3%
Acquisitions and divestitures, net	(1.0)%	0.2%
Total % change	(3.4)%	12.6%

The organic increase in total cost of products and services sold in 2022 was driven primarily by the organic sales increases noted above and inflationary pressures including higher commodity prices of $107 million, primarily driven by steel, higher freight and fuel costs and annual wage increases, partially mitigated by productivity.

The organic increase in total cost of products and services sold in 2021 was driven primarily by the organic sales increases noted above.

Gross Margin

(dollars in millions)	2022	2021	2020
Gross margin	$3,920	$4,193	$3,779
Gross margin percentage	28.6%	29.3%	29.6%

Gross margin decreased 70 basis points in 2022 compared to 2021, due to the inflationary pressures described above, partially offset by favorable Service pricing, productivity and the benefit from Service sales growing faster than New Equipment sales.

Gross margin decreased 30 basis points in 2021 compared to 2020, as improvements in gross margin in both New Equipment and Service were more than offset by overall segment mix.

Research and Development

(dollars in millions)	2022	2021	2020
Research and development	$150	$159	$152
Percentage of Net sales	1.1%	1.1%	1.2%

Research and development was relatively flat in 2022 compared to 2021 and 2020. Research and development includes product development and innovation, including for IoT and developing the next generation of connected elevators and escalators.

Selling, General and Administrative

(dollars in millions)	2022	2021	2020
Selling, general and administrative	$1,763	$1,948	$1,924
Percentage of Net sales	12.9%	13.6%	15.1%

Selling, general and administrative expenses decreased $185 million in 2022 compared to 2021, as other employment related cost reductions, cost containment actions, lower credit loss reserves, as well as the impact from foreign exchange of $104 million, were partially offset by annual wage increases.

Selling, general and administrative expenses increased $24 million in 2021 compared to 2020, as higher employment and information technology costs, including incremental standalone public company costs, and the absence of cost containment actions taken during 2020 in response to COVID-19, as well as the impact of unfavorable foreign exchange of $38 million compared to 2020. These increases were partially offset by lower non-recurring Separation-related costs and the absence of UTC allocations of $105 million.

Selling, general and administrative expenses as a percentage of Net sales decreased 70 basis points in 2022 compared to 2021, and decreased 150 basis points in 2021 compared to 2020.

Restructuring Costs

(dollars in millions)	2022	2021	2020
Restructuring costs	$60	$56	$77

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

The table below presents approximate cash outflows related to the restructuring actions during the year ended December 31, 2022, and the expected cash payments to complete the actions announced:

(dollars in millions)
Cash outflows during the year ended December 31, 2022	$59
Expected cash payments remaining to complete actions announced	49

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $67 million for the 2022 actions and $37 million for the 2021 actions, of which approximately $68 million was realized for the 2022 and 2021 actions during the year ended December 31, 2022.

For additional discussion of restructuring, see Note 17, "Restructuring Costs" in the Consolidated Financial Statements.

Other Income (Expense), Net

(dollars in millions)	2022	2021	2020
Other income (expense), net	$26	$22	$(64)

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, non-recurring Separation-related expenses and certain other operating items.

The change in Other income (expense), net of $4 million in 2022 compared to 2021 was primarily driven by favorable foreign currency mark-to-market adjustments, lower non-recurring Separation-related costs and settlement of certain legal matters, partially offset by the impact of the loss on the sale of our Russia business.

The change in Other income (expense), net of $86 million in 2021 compared to 2020 was primarily driven by the absence of a fixed asset impairment of $(71) million and related licensing costs of $(14) million recognized during 2020.

See "Note 5: Related Parties" in Item 8 in this Form 10-K for further discussion on costs related to the Separation.

Interest Expense (Income), Net

(dollars in millions)	2022	2021	2020
Interest expense (income), net	$143	$136	$122

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances and short-term investments.

The increase in Interest expense (income), net of $7 million in 2022 compared to 2021 was primarily driven by interest expense related to the financing of the Tender Offer for Zardoya Otis.

The increase in Interest expense (income), net of $14 million in 2021 compared to 2020 was primarily driven by interest expense on the external debt associated with the Separation, which was not outstanding for the full year of 2020, as well as costs associated with the bridge financing and related guarantees and the interest expense related to the Tender Offer. This was partially offset by lower interest expense as a result of the debt refinancing and debt repayments during 2021. For additional discussion of debt refinancing and repayments, see the "Liquidity and Financial Condition" section below.

The average interest rate on our external debt for 2022, 2021 and 2020 was 2.0%, 2.3% and 2.3%, respectively.

For additional discussion of borrowings, see "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K.

Income Taxes

	2022	2021	2020
Effective tax rate	27.5%	27.6%	30.1%

The 2022, 2021 and 2020 effective tax rates are higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate. In addition, the 2020 effective tax rate is also higher due to foreign earnings subject to U.S. tax under the provisions of the TCJA.

The 2022 effective tax rate is lower than the 2021 effective tax rate primarily due to the elimination of Base Erosion Anti Abuse Tax ("BEAT") in the U.S., and the release of a tax reserve related to a forward transfer pricing agreement with a European tax authority. This is partially offset by the absence of a reduction in the deferred tax liability related to repatriation of foreign earnings recorded in the year ended December 31, 2021, and the absence of a favorable income tax settlement related to the Separation recorded in the year ended December 31, 2021.

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

For additional discussion of income taxes and the effective income tax rate, see "Note 16: Income Taxes" in Item 8 in this Form 10-K.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

(dollars in millions)	2022	2021	2020
Noncontrolling interest in subsidiaries' earnings	$116	$174	$150
Net income attributable to Otis Worldwide Corporation	$1,253	$1,246	$906

Noncontrolling interest in subsidiaries' earnings decreased in 2022 in comparison to 2021 primarily due to Otis' acquisition of the remaining outstanding shares in Otis Mobility (previously Zardoya Otis) in the second quarter of 2022. For details on the results of the Tender Offer and purchases of shares of Zardoya Otis not previously owned by the Company "Note 1: Business Overview" in Item 8 in this Form 10-K.

Noncontrolling interest in subsidiaries' earnings increased in 2021 in comparison to 2020 primarily driven by an increase in net income from non-wholly owned subsidiaries and the impact of foreign exchange rates.

Net income attributable to Otis Worldwide Corporation was relatively flat in 2022 compared to 2021, as lower noncontrolling interest in subsidiaries’ earnings and the benefit of a lower effective tax rate were offset by lower operating profit (including the impact of foreign exchange rates) and higher interest expense.

Net income attributable to Otis Worldwide Corporation increased in 2021 compared to 2020, primarily driven by higher operating profit and the benefit of a lower effective tax rate, partially offset by higher noncontrolling interest in subsidiaries' earnings and higher interest expense.

Segment Review

Summary performance for our operating segments for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Net Sales			Operating Profit			Operating Profit Margin
(dollars in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
New Equipment	$5,864	$6,428	$5,371	$358	$459	$318	6.1%	7.1%	5.9%
Service	7,821	7,870	7,385	1,789	1,762	1,611	22.9%	22.4%	21.8%
Total segment	13,685	14,298	12,756	2,147	2,221	1,929	15.7%	15.5%	15.1%
General corporate expenses and other	—	—	—	(114)	(113)	(290)	—	—	—
Total	$13,685	$14,298	$12,756	$2,033	$2,108	$1,639	14.9%	14.7%	12.8%

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

Summary performance for New Equipment for the years ended December 31, 2022, 2021 and 2020 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2022	2021	2020	2022 compared with 2021		2021 compared with 2020
Net sales	$5,864	$6,428	$5,371	(564)	(8.8)%	$1,057	19.7%
Cost of sales	4,949	5,293	4,439	(344)	(6.5)%	854	19.2%
	915	1,135	932	(220)	(19.4)%	203	21.8%
Operating expenses	557	676	614	(119)	(17.6)%	62	10.1%
Operating profit	358	459	318	(101)	(22.0)%	141	44.3%
Operating profit margin	6.1%	7.1%	5.9%

Summary analysis of the Net sales change for New Equipment for the years ended December 31, 2022 and 2021 compared with the prior years was as follows:

Components of Net sales change:	2022	2021
Organic	(1.7)%	15.8%
Foreign currency translation	(4.9)%	4.1%
Acquisitions/Divestitures, net and Other	(2.2)%	(0.2)%
Total % change	(8.8)%	19.7%

2022 Compared with 2021

Organic sales declined (1.7)% as a 10% decline in China was partially offset by high single digit growth in Asia Pacific and mid single digit growth in EMEA.

New Equipment operating profit decreased $(101) million. Lower volume of $(37) million, under absorption from lower volume, unfavorable mix, higher commodity costs of ($107) million, primarily steel, and increased freight costs were partially mitigated by favorable productivity and lower selling, general and administrative expenses. Operating profit was also impacted by the sale of our Russia business of $(40) million. Operating margin decreased 100 basis points.

2021 Compared with 2020

The organic sales increase of 15.8% was driven by mid-teens growth in the Americas, high teens growth in Asia and high single digit growth in EMEA.

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

Summary performance for Service for the years ended December 31, 2022, 2021 and 2020 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2022	2021	2020	2022 compared with 2021		2021 compared with 2020
Net sales	$7,821	$7,870	$7,385	$(49)	(0.6)%	485	6.6%
Cost of sales	4,816	4,812	4,538	4	0.1%	274	6.0%
	3,005	3,058	2,847	(53)	(1.7)%	211	7.4%
Operating expenses	1,216	1,296	1,236	(80)	(6.2)%	60	4.9%
Operating profit	$1,789	$1,762	$1,611	$27	1.5%	$151	9.4%
Operating profit margin	22.9%	22.4%	21.8%

Summary analysis of the Net sales change for Service for the years ended December 31, 2022 and 2021 compared with the prior years was as follows:

Components of Net sales change:	2022	2021
Organic	6.0%	4.1%
Foreign currency translation	(6.7)%	2.2%
Acquisitions/Divestitures, net and Other	0.1%	0.3%
Total % change	(0.6)%	6.6%

2022 Compared with 2021

Net Sales

The organic sales increase of 6.0% is due to organic sales increases in maintenance and repair of 5.6% and modernization of 8.1%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	5.6%	8.1%
Foreign currency translation	(6.8)%	(6.5)%
Acquisitions/Divestitures, net and Other	—%	0.5%
Total % change	(1.2)%	2.1%

Operating profit

Service operating profit increased $27 million due to higher volume of $144 million, favorable pricing on maintenance contracts, productivity and other employment related cost reductions, partially offset by foreign exchange headwinds of $(143) million, annual wage increases and other inflationary pressures, including higher fuel costs. Operating margin increased 50 basis points.

2021 Compared with 2020

Net Sales

The organic sales increase of 4.1% is due to organic sales increases in maintenance and repair of 4.4%, and modernization of 2.5%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	4.4%	2.5%
Foreign currency translation	2.2%	1.9%
Acquisitions/Divestitures, net and Other	0.4%	0.1%
Total % change	7.0%	4.5%

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

General Corporate Expenses and Other

(dollars in millions)	2022	2021	2020
General corporate expenses and other	$(114)	$(113)	$(290)

General corporate expenses and other increased $1 million in 2022 compared to 2021, which includes the impact of the loss on the sale of our Russia business, offset by favorable foreign currency mark-to-market adjustments and lower non-recurring Separation-related costs.

General corporate expenses and other decreased $(177) million in 2021 compared to 2020, primarily due to the absence of a fixed asset impairment of $(71) million and related licensing costs of $(14) million recognized in 2020, as well as lower non-recurring Separation costs and the absence of UTC allocations of $(108) million.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$1,189	$1,565
Total debt	6,768	7,273
Net debt (total debt less cash and cash equivalents)	5,579	5,708
Total equity [1]	(4,799)	(3,144)
Total capitalization (total debt plus total equity)	1,969	4,129
Net capitalization (total debt plus total equity less cash and cash equivalents)	780	2,564

Total debt to total capitalization [1]	344%	176%
Net debt to net capitalization [1]	715%	223%

1    Our total debt to total capitalization ratio and net debt to net capitalization ratio increased in 2022 due to the $1.5 billion reduction in equity as a result of the Tender Offer. For more information on the impact of the Zardoya Otis noncontrolling interest reclassification, see "Note 1: Business Overview" in Item 8 of this Form 10-K.

As of December 31, 2022, we had cash and cash equivalents of approximately $1.2 billion, of which approximately 98% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of December 31, 2022 and 2021, the amount of such restricted cash was approximately $6 million and $1.9 billion, respectively, including cash held in escrow to fund the Tender Offer as of December 31, 2021. For information on the results of the Tender Offer and use of the cash held in escrow for the Tender Offer, see "Note 1: Business Overview" in Item 8 of this Form 10-K.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of December 31, 2022 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

There was no long-term debt issued in 2022. The following is a summary of the long-term debt issuances in 2021:

(dollars in millions)
Issuance Date	Description of Debt	Aggregate Principal Balance
November 12, 2021	0.000% notes due 2023 (€500 million principal value)	$572
November 12, 2021	0.318% notes due 2026 (€600 million principal value)	687
November 12, 2021	0.934% notes due 2031 (€500 million principal value)	572
March 11, 2021	0.37% notes due 2026 (¥21,500 million principal value)	199

The proceeds from the March 2021 issuance of Japanese Yen notes listed above were used to repay a portion of our outstanding Euro denominated commercial paper. The proceeds from the November 2021 issuance of the Euro notes listed above were used to fund the Tender Offer in 2022.

The Company redeemed the $500 million floating notes originally due in 2023 during 2022. There was no long-term debt repayments in 2021. For additional discussion of borrowings, see "Note: Borrowings and Lines of Credit" in Item 8 of this Form 10-K.

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

On December 1, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock, of which none had been utilized as of December 31, 2022. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Cash Flow — Operating Activities

(dollars in millions)	2022	2021	2020
Net cash flows provided by operating activities	$1,560	$1,750	$1,480

2022 Compared with 2021

Cash generated from operating activities in 2022 was $190 million lower than in 2021, primarily due to lower cash flow related to current assets and current liabilities activity of $256 million, as described below. These were partially offset by $66 million of higher non-cash adjustments from Net income and $48 million of higher Other operating activities, net, primarily due to long-term accruals and other activities in 2022.

2022 Changes in Working Capital

Cash outflows related to current assets and current liabilities operating activity were $96 million, including the following main drivers:

•Accounts receivable, net, which increased by $309 million, due to the increased volume and timing of billings;

•Accrued liabilities, which decreased by $84 million, primarily due to the timing of payments of income taxes, employee-related benefits and other accruals; and

•Inventories, which increased by $65 million, primarily to support backlog conversion and to mitigate supply chain disruptions, which were partially offset by

•Accounts payable, which increased by $272 million, primarily due to the timing of payments to suppliers; and

•Contract assets, current and Contract liabilities, current, net change of $38 million, driven by the timing of billings on contracts compared to the progression on current contracts.

2021 Compared with 2020

Cash generated from operating activities in 2021 was $270 million higher than in 2020, primarily due to higher net income of $364 million and increased cash inflows related to current assets and current liabilities of $83 million, as described below. These were partially offset by $98 million of lower non-cash adjustments from Net income, including the absence of fixed asset impairments of $71 million in 2020, as well as $106 million of lower Other operating activities, net, primarily due to long-term accruals in 2020.

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

•Accounts receivable, net, which increased by $152 million, primarily due to increased volume.

Cash Flow — Investing Activities

(dollars in millions)	2022	2021	2020
Net cash flows provided by (used in) investing activities	$(33)	$(89)	$(353)

Cash flows used in investing activities primarily reflect capital expenditures, acquisitions and dispositions of businesses and securities, proceeds received on the sale of fixed assets, and settlement of derivative contracts.

2022 compared to 2021

(dollars in millions)	2022	2021	Change
Investing Activities:
Capital expenditures	$(115)	$(156)	$41
Acquisitions of businesses and intangible assets, net of cash	(46)	(80)	34
Dispositions of businesses, net of cash	61	—	61
Proceeds from sale of (investments in) marketable securities	(7)	40	(47)
Receipts (payments) on settlements of derivative contracts	65	73	(8)
Other investing activities, net	9	34	(25)
Net cash flows provided by (used in) investing activities	$(33)	$(89)	$56

Cash flows used in investing activities in 2022 compared to 2021 decreased $56 million, including the following drivers:

•$61 million of net proceeds from the sale of our business in Russia during 2022; and

•$41 million lower capital expenditures and $34 million lower investments in businesses and intangible assets in 2022 compared to 2021; partially offset by

•$47 million less cash from marketable securities, including $58 million of proceeds from the sale of equity securities in 2021.

As discussed in "Note 18: Financial Instruments" in Item 8 in this Form 10-K, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options, to manage certain foreign currency and commodity price exposures.

See "Note 9: Business Acquisitions, Dispositions, Goodwill and Intangibles" in Item 8 of this Form 10-K for further details regarding the sale of our business in Russia.

2021 compared to 2020

(dollars in millions)	2021	2020	Change
Investing Activities:
Capital expenditures	$(156)	$(183)	$27
Acquisitions of businesses and intangible assets, net of cash	(80)	(53)	(27)
Proceeds from sale of (investments in) marketable securities	40	(51)	91
Receipts (payments) on settlements of derivative contracts	73	(69)	142
Other investing activities, net	34	3	31
Net cash flows provided by (used in) investing activities	$(89)	$(353)	$264

Cash flows used in investing activities in 2021 compared to 2020 decreased $264 million, including the following drivers:

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

Cash Flow — Financing Activities

(dollars in millions)	2022	2021	2020
Net cash flows provided by (used in) financing activities	$(3,652)	$58	$(844)

Financing activities primarily include increases or decreases to short-term borrowings, issuance or repayment of long-term debt, dividends paid to common shareholders, repurchases of Common Stock and dividends or other payments to non-controlling interests. The activity in 2020 includes transfers to and from our former parent, UTC, prior to the Separation, consisting of, among other things, cash transfers, distributions, cash investments and changes in receivables and payables. For further discussion on these transfers, see "Note 5: Related Parties" in Item 8 in this Form 10-K.

2022 compared to 2021

(dollars in millions)	2022	2021	Change
Financing Activities:
Increase (decrease) in short-term borrowings, net	$113	$(655)	$768
Proceeds from issuance of long-term debt	—	2,030	(2,030)
Payment of debt issuance costs	—	(25)	25
Repayment of long-term debt	(500)	—	(500)
Dividends paid on Common Stock	(465)	(393)	(72)
Repurchases of Common Stock	(850)	(725)	(125)
Dividends paid to noncontrolling interest	(118)	(155)	37
Acquisition of Zardoya Otis shares	(1,802)	—	(1,802)
Other financing activities, net	(30)	(19)	(11)
Net cash flows provided by (used in) financing activities	$(3,652)	$58	$(3,710)

Net cash used in financing activities was $3.7 billion in 2022 compared to net cash provided by financing activities of $58 million in 2021, which changed primarily due to the following:

•The settlement in cash of the Tender Offer for $1,802 million (€1,663 million) during 2022;

•Net repayments on borrowings of $387 million during 2022 compared to net borrowings of $1.4 billion during 2021; and

•$125 million higher repurchases of Common Stock and $72 million higher dividends paid on Common Stock during 2022 compared to 2021.

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

Net borrowings in 2021 include €1.6 billion in proceeds from the issuance of Euro denominated notes, which were to be used to fund the Tender Offer. For additional discussion of borrowings activity, see "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K.

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

The following tables set forth the summarized financial information as of and for the years ended December 31, 2022 and 2021 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

	Year Ended December 31,
(dollars in millions)	2022	2021
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	1	13
Income from consolidated subsidiaries	70	19
Income (loss) from operations excluding income from consolidated subsidiaries	(2)	(18)
Net income (loss) excluding income from consolidated subsidiaries	(109)	(116)

	As of December 31,
(dollars in millions)	2022	2021
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$94	$197
Current assets (intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	1,236	1,271
Noncurrent assets (excluding investments in consolidated subsidiaries)	45	48
Current liabilities (intercompany payables to non-guarantor subsidiaries)	3,090	1,516
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	166	73
Noncurrent liabilities	5,186	5,725

	Year Ended December 31,
(dollars in millions)	2022	2021
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	—	—
Income from consolidated subsidiaries	1,242	635
Income (loss) from operations excluding income from consolidated subsidiaries	—	—
Net income (loss) excluding income from consolidated subsidiaries	(10)	(3)

	As of December 31,
(dollars in millions)	2022	2021
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (intercompany receivables from non-guarantor subsidiaries)	195	2
Noncurrent assets (investments in consolidated subsidiaries)	12,524	12,524
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	572	666
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	171
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	532	2
Noncurrent liabilities	1,160	1,795

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

See "Note 2: Summary of Significant Accounting Policies" in Item 8 in this Form 10-K.

Income Taxes

The future tax benefit arising from deductible temporary differences and tax carryforwards was $588 million as of December 31, 2022 and $647 million as of December 31, 2021. Management estimates that our earnings during the periods when the temporary differences become deductible will be generally sufficient to realize the related future income tax benefits, which may be realized over an extended period of time. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

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

We review our goodwill for impairment on an annual basis at July 1 or more frequently if events or a change in circumstances indicate that the carrying amount may not be recoverable. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the operating segment level. We have determined there are three reporting units within each business segment.

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, we initially perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires judgments by management about economic conditions including the entity’s operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel and other events that could impact the reporting unit. If management concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, no further impairment testing is required. If we determine, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of the reporting unit exceeds its carrying value.

We completed the annual goodwill impairment test for all of our reporting units as of July 1, 2022 and determined that no adjustment to goodwill was necessary as the fair value of each reporting unit was in excess of the carrying value of each reporting unit.

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

In the following table, we show the sensitivity of our pension plan liabilities to a 25 basis point change in the discount rates for benefit obligations, as of December 31, 2022:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation	$(18)	$20

The impact on the net periodic pension (benefit) cost, the accumulated postretirement benefit obligation and the net periodic postretirement (benefit) cost is each less than $1 million.

Pension expense is also sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have decreased or increased 2022 pension expense by approximately $2 million.

The weighted-average discount rates used to measure pension liabilities and costs utilize each plan’s specific cash flows and are then compared to high-quality bond indices for reasonableness. Global market interest rates increased in 2022 as compared with 2021, and, as a result, the weighted-average discount rate used to measure pension liabilities was 3.8% in 2022 and 1.5% in 2021.

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

Otis' contractual obligations and commitments as of December 31, 2022 are discussed below. See also "Note 13: Employee Benefit Plans" in Item 8 of this Form 10-K for further discussion of our expected pension and postretirement contributions.

Long-term Debt

See "Note 10: Borrowings and Lines of Credit" in Item 8 of this Form 10-K for further discussion of our long-term debt principal payments as of December 31, 2022. In the following table, we show the timing of payments of interest on long-term debt as of December 31, 2022:

		Payments Due by Period
(dollars in millions)	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt - future interest	$1,570	$133	$253	$204	$980

Purchase Obligations

Purchase obligations include amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders. Where it is not practically feasible to determine the legally enforceable portion of our obligation under certain of our long-term purchase agreements, we include additional expected purchase obligations beyond what may be legally enforceable. We enter into contractual purchase commitments with suppliers and service vendors to support our information technology that are either necessary to operate our business or result from implementing strategic initiatives. In the following table, we show the timing of payments of total purchase obligations as of December 31, 2022:

		Payments Due by Period
(dollars in millions)	Total	2023	2024-2025	2026-2027	Thereafter
Purchase obligations	$1,150	$1,097	$41	$9	$3

Other Long-term Liabilities

Other long-term liabilities in the table below includes obligations related to product service and warranty policies, estimated remediation costs and contractual indemnities, and are included in Other long-term liabilities on the "Consolidated Balance Sheets" in Item 8 of this Form 10-K. The timing of expected cash flows associated with these obligations is based upon management's estimates over the terms of these agreements and is largely based upon historical experience and were as follows as of December 31, 2022:

		Payments Due by Period
(dollars in millions)	Total	2023	2024-2025	2026-2027	Thereafter
Other long-term liabilities	$303	$11	$160	$67	$65

The balance above includes $203 million of non-current contractual payables due to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation pursuant to the TMA. Otis will reimburse RTX for those tax payments through 2027.

Unrecognized Tax Benefits

Otis has unrecognized tax benefits of $386 million as of December 31, 2022, the timing of which is uncertain to become payable. See "Note 16: Income Taxes" in Item 8 in this Form 10-K for additional discussion on unrecognized tax benefits.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market exposures are to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To manage certain of those exposures, we use derivative instruments, including forward contracts. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve relatively little complexity and are not used for trading or speculative purposes. We diversify the counterparties used and monitor the concentration of risk to limit our counterparty exposure.

To quantify our market risk exposure, we perform a sensitivity analysis based on hypothetical changes in foreign currency exchange rates and interest rates.

Refer to "Note 2: Summary of Significant Accounting Policies", "Note 10: Borrowings and Lines of Credit" and "Note 18: Financial Instruments" in Item 8 in this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments, including the average aggregate notional amount of our outstanding foreign currency and commodity price hedges during 2022 and 2021.

Foreign Currency Exposures

The value of certain foreign currencies as compared to the U.S. Dollar may impact Otis’ financial results. We have a high volume of foreign currency exposures that result from our international sales, purchases, investments and other international transactions. International sales were approximately $9.9 billion, $10.6 billion and $9.3 billion in 2022, 2021 and 2020, respectively.

We manage foreign currency exposures that are associated with committed foreign currency purchases and sales as well as foreign currency denominated assets and liabilities that are created in the ordinary course of business. More than insignificant exposures, that cannot be naturally offset, are generally hedged with foreign currency derivatives. The aggregate notional amount of our outstanding foreign currency hedges was $3.7 billion and $3.2 billion as of December 31, 2022 and 2021, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. An unfavorable exchange rate movement of 10% to our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $39 million and $8 million as of December 31, 2022 and 2021, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

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

As discussed in "Note 18: Financial Instruments" in Item 8 in this Form 10-K, as of December 31, 2022 we have ¥21.5 billion ($163 million) of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of December 31, 2022, the net investment hedge is deemed to be effective.

As discussed in "Note 10: Borrowings and Lines of Credit" in Item 8 in this Form 10-K, as of December 31, 2022 we have €1.6 billion ($1.7 billion) of Euro denominated long-term debt. This debt was issued by a subsidiary with Euro functional currency and the proceeds were used to fund the Tender Offer for Zardoya Otis. The currency effects of this debt are reflected in the Accumulated other comprehensive income (loss) within Shareholder's (Deficit) Equity in the Balance Sheet in Item 8 in this Form 10-K.

Commodity Price Risk

The fluctuation in prices of certain raw materials may impact Otis' financial results. We are exposed to volatility in the prices of commodities used in some of our products and component parts, such as steel, aluminum and copper, among others. When possible and appropriate, we maintain fixed price contracts on raw materials and component parts. However, we are prone to exposure as these contracts expire. When possible and appropriate, we also include price escalation linked to commodity prices in contracts with our customers and take pricing actions for future contracts. However, products and services delivered to our customers can be provided a year or more after being agreed to, and not all raw material price increases can be passed along to customers with existing contracts. Therefore, when commodity price risk is not mitigated by other methods, we may enter into hedging contracts. Otis does not enter into hedging contracts for speculative purposes.

Commodity hedging contracts are sensitive to changes in commodity prices, but any losses or gains would be offset by corresponding gains or losses in the underlying commodity purchases being hedged. Therefore, we believe these commodity hedging contracts and the offsetting underlying purchases, when taken together, do not create material market risk.

Interest Rate Risk

Our long-term debt portfolio consists of fixed-rate instruments, and, therefore, any fluctuation in market interest rates is not expected to have a material effect on the Company's results of operations. A 100 basis points increase in interest rates would have had an approximate $400 million and $600 million reduction on the fair value of our fixed-rate debt as of December 31, 2022 and 2021, respectively. Additionally, the investors in our fixed-rate debt obligations generally do not have the right to demand we pay off these obligations prior to maturity. Therefore, we believe our exposure to interest rate risk on our fixed-rate debt is not material.

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

Management has assessed the effectiveness of Otis' internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, Otis' internal control over financial reporting was effective as of December 31, 2022. The effectiveness of Otis' internal control over financial reporting, as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs at Completion for New Equipment Contracts

As described in Notes 2 and 23 to the consolidated financial statements, the Company recognized $5.9 billion of revenue from new equipment contracts for the year ended December 31, 2022. For new equipment contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. As disclosed by management, contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. The long-term nature of the contracts, the complexity of the products and the scale of the projects can affect management’s ability to estimate costs precisely. Management reviews cost estimates on significant new equipment contracts on a quarterly basis and, for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. Management records changes in contract estimates using the cumulative catch-up method and reviews changes in contract estimates for their impact on net sales or operating profit in the consolidated financial statements. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 3, 2023

We have served as the Company’s auditor since 2019.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts; shares in millions)	2022	2021	2020
Net sales:
Product sales	$5,864	$6,428	$5,371
Service sales	7,821	7,870	7,385
	13,685	14,298	12,756
Costs and expenses:
Cost of products sold	4,949	5,293	4,439
Cost of services sold	4,816	4,812	4,538
Research and development	150	159	152
Selling, general and administrative	1,763	1,948	1,924
	11,678	12,212	11,053
Other income (expense), net	26	22	(64)
Operating profit	2,033	2,108	1,639
Non-service pension cost (benefit)	2	11	6
Interest expense (income), net	143	136	122
Net income before income taxes	1,888	1,961	1,511
Income tax expense	519	541	455
Net income	1,369	1,420	1,056
Less: Noncontrolling interest in subsidiaries' earnings	116	174	150
Net income attributable to Otis Worldwide Corporation	$1,253	$1,246	$906

Earnings per share (Note 3):
Basic	$2.98	$2.91	$2.09
Diluted	$2.96	$2.89	$2.08
Weighted average number of shares outstanding
Basic shares	420.0	427.7	433.2
Diluted shares	423.0	431.4	434.6

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)	2022	2021	2020
Net income	$1,369	$1,420	$1,056
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(55)	(53)	8

Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss)	146	71	(43)
Amortization of actuarial loss and prior service credit	10	18	15
Other	11	13	(19)
	167	102	(47)
Tax benefit (expense)	(47)	(27)	11
Pension and postretirement benefit plan adjustments, net of tax	120	75	(36)

Change in unrealized cash flow hedging:
Unrealized cash flow hedging gain (loss)	(3)	(1)	10
Adjustment for net (gain) loss realized and included in net income	(1)	4	(3)
Change in unrealized cash flow hedging, net of tax	(4)	3	7

Other comprehensive income (loss), net of tax	61	25	(21)
Comprehensive income (loss), net of tax	1,430	1,445	1,035
Less: Comprehensive (income) loss attributable to noncontrolling interest	(6)	(147)	(186)
Comprehensive income attributable to Otis Worldwide Corporation	$1,424	$1,298	$849

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in millions)	2022	2021
Assets
Cash and cash equivalents	$1,189	$1,565
Restricted cash	5	1,910
Accounts receivable (net of allowance for expected credit losses of $152 and $175)	3,357	3,232
Contract assets	664	550
Inventories	617	622
Other current assets	311	382
Total Current Assets	6,143	8,261
Future income tax benefits	285	335
Fixed assets, net	719	774
Operating lease right-of-use assets	449	526
Intangible assets, net	369	419
Goodwill	1,567	1,667
Other assets	287	297
Total Assets	$9,819	$12,279

Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$670	$24
Accounts payable	1,717	1,556
Accrued liabilities	1,794	1,993
Contract liabilities	2,662	2,674
Total Current Liabilities	6,843	6,247
Long-term debt	6,098	7,249
Future pension and postretirement benefit obligations	392	558
Operating lease liabilities	315	336
Future income tax obligations	279	267
Other long-term liabilities	556	606
Total Liabilities	14,483	15,263
Commitments and contingent liabilities (Note 22)
Redeemable noncontrolling interest	135	160
Shareholders' (Deficit) Equity:
Common Stock and additional paid-in-capital	162	119
Treasury Stock	(1,575)	(725)
Accumulated deficit	(2,865)	(2,256)
Accumulated other comprehensive income (loss)	(592)	(763)
Total Shareholders' Equity (Deficit)	(4,870)	(3,625)
Noncontrolling interest	71	481
Total Equity (Deficit)	(4,799)	(3,144)
Total Liabilities and Equity (Deficit)	$9,819	$12,279

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	UTC Net Investment (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$—	$—	$—	$2,430	$(758)	1,672	$456	$2,128	$198
Adoption of credit loss standard, net of tax (Note 2)	—	—	—	(25)	—	(25)	—	(25)	—
Net transfers to UTC and Separation-related transactions	—	—	—	(6,150)	—	(6,150)	—	(6,150)	—
Issuance of Common Stock and reclassification of deficit	4	—	(3,584)	3,580	—	—	—	—	—
Net income	—	—	741	165	—	906	138	1,044	12
Other comprehensive income (loss), net of tax	—	—	—	—	(57)	(57)	34	(23)	2
Stock-based compensation and Common Stock issued under employer plans	55	—	—	—	—	55	—	55	—
Cash dividends declared ($0.60 per Common Share)	—	—	(260)	—	—	(260)	—	(260)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(138)	(138)	(9)
Acquisitions, disposals and other changes	—	—	(3)	—	—	(3)	(23)	(26)	(9)
Balance as of December 31, 2020	$59	$—	$(3,106)	$—	$(815)	$(3,862)	$467	$(3,395)	$194
Net income	—	—	1,246	—	—	1,246	163	1,409	11
Other comprehensive income (loss), net of tax	—	—	—	—	52	52	(15)	37	(12)
Stock-based compensation and Common Stock issued under employer plans	62	—	(2)	—	—	60	—	60	—
Cash dividends declared ($0.92 per Common Share)	—	—	(393)	—	—	(393)	—	(393)	—
Repurchase of Common Shares	—	(725)	—	—	—	(725)	—	(725)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(145)	(145)	(11)
Acquisitions, disposals and other changes	(2)	—	(1)	—	—	(3)	11	8	(22)
Balance as of December 31, 2021	$119	$(725)	$(2,256)	$—	$(763)	$(3,625)	$481	$(3,144)	$160
Net income	—	—	1,253	—	—	1,253	101	1,354	15
Other comprehensive income (loss), net of tax	—	—	—	—	171	171	(12)	159	(98)
Stock-based compensation and Common Stock issued under employer plans	61	—	(2)	—	—	59	—	59	—
Cash dividends declared ($1.11 per Common Share)	—	—	(465)	—	—	(465)	—	(465)	—
Repurchase of Common Shares	—	(850)	—	—	—	(850)	—	(850)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(86)	(86)	(14)
Reclassification of noncontrolling interest to forward purchase agreement and redeemable noncontrolling interest (Note 1)	—	—	(1,482)	—	—	(1,482)	(403)	(1,885)	1,476
Acquisitions, disposals and other changes	(18)	—	87	—	—	69	(10)	59	(1,404)
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$—	$(592)	$(4,870)	$71	$(4,799)	$135

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)	2022	2021	2020
Operating Activities:
Net income	$1,369	$1,420	$1,056
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	191	203	191
Deferred income tax expense (benefit)	(16)	(92)	(51)
Stock compensation cost	67	65	63
Loss on fixed asset impairment	—	—	71
Change in:
Accounts receivable, net	(309)	(152)	(163)
Contract assets and liabilities, current	38	53	282
Inventories	(65)	14	(76)
Other current assets	52	43	28
Accounts payable	272	130	20
Accrued liabilities	(84)	72	(14)
Pension and postretirement contributions	(34)	(37)	(64)
Other operating activities, net	79	31	137
Net cash flows provided by operating activities	1,560	1,750	1,480
Investing Activities:
Capital expenditures	(115)	(156)	(183)
Acquisitions of businesses and intangible assets, net of cash (Note 9)	(46)	(80)	(53)
Dispositions of businesses, net of cash (Note 9)	61	—	—
Proceeds from sale of (investments in) marketable securities	(7)	40	(51)
Receipts (payments) on settlements of derivative contracts	65	73	(69)
Other investing activities, net	9	34	3
Net cash flows provided by (used in) investing activities	(33)	(89)	(353)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	113	(304)	647
Proceeds from borrowings (maturities longer than 90 days)	—	152	—
Repayments of borrowings (maturities longer than 90 days)	—	(503)	—
Proceeds from issuance of long-term debt	—	2,030	6,300
Payment of debt issuance costs	—	(25)	(43)
Repayment of long-term debt	(500)	—	(1,000)
Dividends paid on Common Stock	(465)	(393)	(260)
Repurchases of Common Stock	(850)	(725)	—
Dividends paid to noncontrolling interest	(118)	(155)	(149)
Acquisition of Zardoya Otis shares (Note 1)	(1,802)	—	—
Net transfers to UTC	—	—	(6,330)
Other financing activities, net	(30)	(19)	(9)
Net cash flows provided by (used in) financing activities	(3,652)	58	(844)
Effect of foreign exchange rate changes on cash and cash equivalents	(157)	(43)	59
Net increase (decrease) in cash and cash equivalents	(2,282)	1,676	342
Cash, cash equivalents and restricted cash, beginning of year	3,477	1,801	1,459
Cash, cash equivalents and restricted cash, end of year	1,195	3,477	1,801
Less: Restricted cash	6	1,912	19
Cash and cash equivalents, end of period	$1,189	$1,565	$1,782
Supplemental cash flow information:
Interest paid	$134	$129	$81
Income taxes paid, net of (refunds) (including related party of $(15) in 2020)	562	552	561
See accompanying Notes to Consolidated Financial Statements.

Note 1: Business Overview

Otis (as defined below) is the world’s largest elevator and escalator manufacturing, installation and service company. Our operations are classified into two segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways, for residential, commercial and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators.

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

Sale of Russia Business

The Company sold its business in Russia during 2022. See Note 9, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Zardoya Otis Tender Offer

The Company previously announced its Tender Offer to acquire all of the issued and outstanding shares of Zardoya Otis not owned by the Company in cash, and its intention to delist the shares of Zardoya Otis from the Spanish stock exchanges subsequent to the Tender Offer (the "Tender Offer"). The price per share of the Tender Offer was €7.07 in cash as of March 31, 2022, after adjustments for dividends paid. The Tender Offer was approved by the Spanish regulator on February 28, 2022. As a result of the Tender Offer approval, the issued and outstanding shares of Zardoya Otis owned by Euro Syns, S.A. ("Euro Syns") were reclassified to current liabilities as Forward purchase agreement, and the remaining shares not owned by the Company were deemed redeemable at the option of the other shareholders and were reclassified from Noncontrolling interest to Redeemable noncontrolling interest on our Consolidated Financial Statements. The difference between the historical noncontrolling interest carrying value in the balance sheet and the fair value of the Tender Offer was recorded to Accumulated deficit.

The results of the Tender Offer were announced on April 7, 2022, with tenders, including Euro Syns' shares, of 45.49% of the shares outstanding accepted, resulting in the Company owning 95.51% of Zardoya Otis. The shares tendered to the Company were settled in cash on April 12, 2022 for approximately €1.5 billion from the Company's restricted cash held in escrow. The acquisition and settlement of the remaining issued and outstanding shares of Zardoya Otis not owned by the Company occurred in the second quarter for approximately €150 million. The automatic delisting of Zardoya Otis shares occurred on May 9, 2022. Zardoya Otis was then renamed Otis Mobility S.A. ("Otis Mobility").

The Company owned a controlling interest and had operational control of Otis Mobility (formerly Zardoya Otis) as of and for the years ended December 31, 2022, 2021 and 2020, and therefore its financial results are included in our Consolidated Financial Statements. The Company owned 50.02% of Otis Mobility prior to the Tender Offer and 100% after completion of the Tender Offer. See Note 10, "Borrowings and Lines of Credit" for additional information regarding financing agreements entered into by the Company and its subsidiaries in connection with the Tender Offer.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of coronavirus ("COVID-19") as of December 31, 2022 and 2021, and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Consolidated Financial Statements as of and for the years ended December 31, 2022, 2021 and 2020 resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our Consolidated Financial Statements in future reporting periods.

Cash and Cash Equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Restricted Cash. In certain circumstances we are required to maintain cash deposits with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. Restricted cash as of December 31, 2022 and 2021 was approximately $6 million and $1.9 billion, respectively, including cash held in escrow to fund the Tender Offer as of December 31, 2021. The non-current portion of restricted cash is $1 million and $2 million as of December 31, 2022 and 2021, respectively, and is included in Other assets on the Consolidated Balance Sheets.

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

Retainage and Unbilled Receivables. Current and long-term accounts receivable as of December 31, 2022 and 2021 include retainage of $60 million and $75 million, respectively, and unbilled receivables of $103 million and $109 million, respectively. Retainage represents amounts that, pursuant to the applicable contract, are not due until after project completion and acceptance by the customer. Unbilled receivables represent revenues that are earned but may not be currently billable to the customer under the terms of the contract. These items are expected to be billed and collected in the ordinary course of business. Unbilled receivables where we have an unconditional right to payment are included in Accounts receivable, net as of December 31, 2022 and 2021.

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

Inventories. Inventories are stated at the lower of cost or estimated realizable value and are primarily based on a first-in, first-out method. Valuation write-downs for excess, obsolete and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventoriable cost. See Note 7, "Inventories" for further details of the inventories by classification.

Fixed Assets. Fixed assets, including software capitalized for internal-use, are recorded at cost. Depreciation of fixed assets is computed over the fixed assets' useful lives on a straight-line basis, unless another systematic and rational basis is more representative of the fixed asset's pattern of use. See Note 8, "Fixed Assets" for further details of useful lives.

Internal Use Software. The Company capitalizes direct costs of services used in the development of, and external software acquired for use as, internal-use software. Amounts capitalized are amortized over a period ranging from three to five years, on a straight-line basis, unless another systematic and rational basis is more representative of the software's use. Amounts are reported as a component of Machinery and equipment.

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

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the operating segment level. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identified that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. When it is determined that a quantitative analysis is required, the Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. The Company completed its most recent annual impairment testing as of July 1, 2022, and determined in the qualitative assessment that quantitative testing is not necessary. There were no triggering events since the annual impairment test.

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

The Company evaluates the potential impairment of long-lived assets, including finite-lived intangible assets whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If the carrying value of other long-lived assets held and used exceeds the sum of the undiscounted expected future cash flows, the carrying value is written down to fair value. See Note 8, "Fixed Assets" and Note 9, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding intangible assets and other long-lived assets.

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

See Note 5, "Related Parties" and Note 16, "Income Taxes" for additional information.

Revenue Recognition. We recognize revenue in accordance with FASB ASC Topic 606: Revenue from Contracts with Customers and its related amendments, (referred to, collectively, as "ASC 606”). The Company's revenue streams include new equipment, maintenance and repair, and modernization. New equipment, modernization and repair services revenue are recognized over time as we are enhancing an asset the customer controls. Maintenance revenue is recognized on a straight-line basis over the life of the maintenance contract.

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

Transaction Price Considerations. Our contracts typically include fixed payments which are generally received as we progress under our contracts. As a result, we have not identified any significant financing elements in our contract, and our contracts do not have significant estimates related to variable consideration except in the case of a project having an underlying performance issue, which is rare. In situations where multiple performance obligations in a single contract (e.g., new equipment and maintenance) exist, the transaction price is allocated to each performance obligation in proportion to its stand-alone selling price. Estimates are made to account for changes in transaction prices attributable to pricing disputes that occur subsequent to the inception of contracts, based upon historical experience and the status of contracts.

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

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of December 31, 2022, our total RPO was approximately $17.2 billion. Of the total RPO as of December 31, 2022, we expect approximately 91% will be recognized as sales over the following 24 months.

Additional disclosure required by ASC 606 is provided in Note 23, "Segment Financial Data", including disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Self-Insurance. The Company is primarily self-insured for a number of risks including, but not limited to, workers’ compensation, general liability, automobile liability and employee-related healthcare benefits. The Company has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses within Accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, totaling $270 million and $287 million as of December 31, 2022 and 2021, respectively.

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

Designated Derivative Instruments. Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Derivatives are used to hedge foreign currency denominated balance sheet items and commodity prices for materials recognized in cost of sales, and are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate. Gains and losses on derivatives designated as cash flow hedges are recorded in Other comprehensive income (loss), net of tax and reclassified to earnings as a component of product sales or expenses, as applicable, when the hedged transaction occurs. Gains and losses on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Consolidated Statement of Cash Flows until reclassification to earnings. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

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

In addition, the Company periodically enters into sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the embedded derivative component of these contracts. The changes in the fair value of these embedded derivatives are immaterial for the years ended December 31, 2022, 2021 and 2020.

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

Other Income (Expense), Net. Other income (expense), net includes the impact of changes in the fair value and settlement of derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on marketable securities, impairments, non-recurring Separation-related expenses, gains on insurance recoveries and certain other infrequent operating income and expense items.

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

The Company recorded $18 million and $2 million in 2022 and 2021, respectively, in Additional paid-in capital for transaction costs associated with the acquisition of shares of Otis Mobility (formerly Zardoya Otis) not owned by the Company. Refer to Note 1, "Business Overview" for additional information on the Tender Offer.

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

The activity attributable to noncontrolling interest and redeemable noncontrolling interest for the years ended December 31, 2022, 2021 and 2020 are presented in the Consolidated Statements of Changes in Equity.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments including trade receivables, contract assets, long-term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information and current conditions through a reasonable forecast period. The Credit Loss Standard requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash after-tax adjustment to retained earnings as of January 1, 2020 of $25 million was recorded.

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

Future Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which allows ASU 2020-04 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. We are currently evaluating the impact of adopting this standard but do not expect it to have a material impact on our Consolidated Financial Statements.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our Consolidated Financial Statements.

Note 3: Earnings per Share

(dollars in millions, except per share amounts; shares in millions)	2022	2021	2020 *
Net income attributable to Otis Worldwide Corporation	$1,253	$1,246	$906
Impact of redeemable noncontrolling interest	—	—	—
Net income attributable to common shareholders	$1,253	$1,246	$906

Basic weighted average number of shares outstanding	420.0	427.7	433.2
Stock awards and equity units (share equivalent) [1]	3.0	3.7	1.4
Diluted weighted average number of shares outstanding	423.0	431.4	434.6

Earnings Per Share of Common Stock:
Basic	$2.98	$2.91	$2.09
Diluted	$2.96	$2.89	$2.08

*     The calculation of the basic and diluted earnings per share for all periods presented prior to the Separation on April 3, 2020 utilizes 433,079,455 shares of the Common Stock, which were the number of shares distributed to UTC shareholders of record as of March 19, 2020.

1     Includes the dilutive impact of outstanding awards granted prior to the Separation from UTC and converted upon the Separation, in accordance with the Employee Matters Agreement.

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 2.3 million, 0.1 million and 4.6 million of anti-dilutive stock awards excluded from the computation for 2022, 2021 and 2020 respectively.

For the purpose of the above diluted earnings per share computation, we included only the units associated with the converted Otis share-based awards. These awards were assumed to be outstanding beginning from the Separation date.

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

Total Contract assets and Contract liabilities as of December 31, 2022 and 2021 are as follows:

(dollars in millions)	2022	2021
Contract assets, current	$664	$550
Total contract assets	664	550

Contract liabilities, current	2,662	2,674
Contract liabilities, noncurrent (included within Other long-term liabilities)	52	52
Total contract liabilities	2,714	2,726
Net contract liabilities	$2,050	$2,176

Contract assets increased by $114 million during 2022 as a result of the progression of current contracts and timing of billing on customer contracts, partially offset by the impact foreign exchanges rates. Contract liabilities decreased by $12 million during 2022, due to contract billings in excess of revenue earned being more than offset by the impact of foreign exchange rates and a decrease of $102 million of contract liabilities due to the sale of our Russia business during 2022. During 2022, 2021 and 2020, we recognized revenue of $2.0 billion, $2.0 billion and $1.6 billion related to the contract liabilities as of January 1, 2022, January 1, 2021 and January 1, 2020, respectively.

Note 5: Related Parties

The Separation, as further described in Note 1, "Business Overview", was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with our former parent, UTC, and Carrier, related to the Separation, including but not limited to a transition services agreement (the "Transition Services Agreement" or "TSA"), a tax matters agreement (the "Tax Matters Agreement" or "TMA"), an employee matters agreement (the "Employee Matters Agreement" or "EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). The Separation Agreement sets forth certain agreements with UTC and Carrier regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Carrier and Otis as part of the Separation.

Under the TSA, which was substantially completed as of December 31, 2021, RTX provided the Company certain services and we provided certain services to RTX. The EMA allocates among Otis, UTC and Carrier the liabilities and responsibilities relating to employment matters, employee compensation and benefit plans, benefit programs and other related matters.

We entered into the TMA with our former parent UTC and Carrier that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the TMA, Otis generally is responsible for federal, state and foreign taxes imposed on a separate return basis on Otis (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposed restrictions on Otis during the two-year period following the Distribution that were intended to prevent certain transactions from failing to qualify as transactions that would generally be tax-free.

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

Upon Separation in 2020, the following were recorded as Net transfers (to) from UTC and Separation-related transactions on the Consolidated Statements of Changes in Equity through UTC Net Investment:

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

Accordingly, prior to the Separation, shared costs of $16 million were allocated to the Company for 2020, primarily reflected in Selling, general and administrative expense on the Consolidated Statements of Operations. There were no allocated centralized costs for the periods after the Separation.

Separation Costs. We have incurred non-recurring Separation costs as follows:

(dollars in millions)	2022	2021	2020
Separation costs	$1	$27	$119

Separation-related costs prior to the Separation primarily consisted of employee-related costs, costs to establish certain standalone functions and information technology systems, professional services fees, costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. Costs after the Separation primarily consist of costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company. Separation costs of $3 million, $16 million and $106 million, in 2022, 2021 and 2020, respectively, are recorded in Selling, general and administrative expense on the Consolidated Statements of Operations. Additional Separation-related items, which are recorded in Other income (expense), net, include adjustments to indemnification assets due from RTX related to the finalization of tax settlements in accordance with the TMA and other Separation-related costs.

Separation costs in 2021 and 2020 are partially offset by income tax benefits of $15 million and $20 million, respectively. Separation costs in 2022 resulted in an income tax expense of less than $1 million.

Note 6: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31:

(dollars in millions)	2022	2021
Trade receivables	$3,231	$3,117
Unbilled receivables	103	109
Miscellaneous receivables	91	88
Customer financing notes receivable	84	93
	3,509	3,407
Less: allowance for expected credit losses	152	175
Balance	$3,357	$3,232

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

The changes in allowance for credit losses related to Accounts receivable, net for 2022 and 2021 are as follows:

(dollars in millions)	2022	2021
Balance as of January 1	$175	$161
Provision for expected credit losses	5	37
Write-offs charged against the allowance for expected credit losses	(22)	(15)
Foreign exchange and other	(6)	(8)
Balance as of December 31	$152	$175

Note 7: Inventories

Inventories consisted of the following as of December 31:

(dollars in millions)	2022	2021
Raw materials and work-in-process	$166	$140
Finished goods	451	482
Total	$617	$622

Raw materials and work-in-process and Finished goods are net of valuation write-downs of $96 million and $99 million as of December 31, 2022 and 2021, respectively.

Inventories decreased during 2022, including decreases of $16 million of raw materials and work-in-process and $36 million of finished goods due to the sale of our Russia business during 2022. See Note 9, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business. These decreases were partially offset by increases to inventory in order to support backlog conversion.

Note 8: Fixed Assets

Fixed assets consisted of the following as of December 31:

(dollars in millions)	Estimated Useful Lives	2022	2021
Land		$39	$43
Buildings and improvements	20 - 40 Years	538	596
Machinery and equipment	3 - 12 Years	1,196	1,166
Assets under construction		97	125
		1,870	1,930
Less: Accumulated depreciation		(1,151)	(1,156)
		$719	$774

Depreciation expense was $118 million, $116 million and $100 million in 2022, 2021 and 2020, respectively. Fixed assets decreased during 2022 due to the impact of foreign exchange rates, as well as $20 million as a result of the sale of our Russia business during 2022. See Note 9, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Fixed assets acquired during the year that are accrued within Accounts payable at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statements of Cash Flows. Capital expenditures of $2 million, $2 million and $15 million were accrued within Accounts payable in the Consolidated Balance Sheets as of December 31, 2022, 2021 and 2020, respectively.

Note 9: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $46 million, $80 million and $55 million (including debt assumed) in 2022, 2021 and 2020, respectively. The acquisitions consisted of a number of acquisitions primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances in 2022 were as follows:

(dollars in millions)	Balance as of December 31, 2021	Goodwill Resulting From Business Combinations	Business Disposals [1]	Foreign Currency Translation and Other	Balance as of December 31, 2022
New Equipment	$336	$—	$(26)	$(18)	$292
Service	1,331	18	(3)	(71)	1,275
Total	$1,667	$18	$(29)	$(89)	$1,567

1    The sale of our Russia business included $29 million of goodwill. For additional information, refer to the subheading "Disposals and Held for Sale Assets and Liabilities" below.

Changes in our Goodwill balances in 2021 were as follows:

(dollars in millions)	Balance as of December 31, 2020	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2021
New Equipment	$357	$—	$(21)	$336
Service	1,416	2	(87)	1,331
Total	$1,773	$2	$(108)	$1,667

Intangible Assets. Identifiable intangible assets are comprised of the following:

	2022		2021
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$1,939	$(1,599)	$2,025	$(1,638)
Patents, trademarks/trade names	20	(16)	21	(17)
Customer relationships and other	61	(42)	64	(43)
	2,020	(1,657)	2,110	(1,698)
Unamortized:
Trademarks and other	6	—	7	—
Total	$2,026	$(1,657)	$2,117	$(1,698)

Amortization of intangible assets was $73 million, $87 million and $91 million in 2022, 2021 and 2020, respectively. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible Assets during 2022, 2021 and 2020.

The estimated future amortization of intangible assets is as follows:

(dollars in millions)	2023	2024	2025	2026	2027
Future amortization	$68	$60	$53	$40	$32

Disposals and Held for Sale Assets and Liabilities. As of December 31, 2022, assets held for sale were $9 million, and are included in Other current assets in the Consolidated Balance Sheets. There were no balances as of December 31, 2021.

In June 2022, we entered into an agreement to sell our business in Russia to a third party, which was then sold on July 27, 2022. The Company recorded the loss on sale and related charges of $21 million in 2022 in Other expense (income), net in the Consolidated Statements of Operations.

Note 10: Borrowings and Lines of Credit

Short-term borrowings consisted of the following as of December 31:

(dollars in millions)	2022	2021
Commercial paper	$94	$—
Other borrowings	45	24
Total short-term borrowings	$139	$24

Commercial Paper. As of December 31, 2022, there were $94 million in borrowings outstanding under the Company's $1.5 billion unsecured, unsubordinated commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

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

Long-Term Debt. As of December 31, 2022, we have a credit agreement, as amended, with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, effective as of April 3, 2020, with an interest rate of LIBOR plus 125 basis points and a commitment fee rate of 12.5 basis points. As of December 31, 2022, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper.

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

On March 11, 2021, we issued ¥21.5 billion Japanese Yen denominated ($199 million), unsecured, unsubordinated 5-year notes due March 2026 (the "Yen Notes"). The net proceeds of the Yen Notes were used to repay a portion of our outstanding Euro denominated commercial paper. The Yen Notes qualify as a net investment hedge against our investments in Japanese businesses. As of December 31, 2022, the net investment hedge is deemed to be effective. Refer to Note 18, "Financial Instruments" for further details on net investment hedges.

On September 22, 2021, we entered into a €1.65 billion bridge loan credit agreement (the "Bridge Credit Facility") and related guarantees in connection with the Tender Offer, which was intended to be drawn only to the extent we did not obtain permanent debt financing prior to the settlement date of the Tender Offer. On November 12, 2021, we issued €1.6 billion Euro denominated ($1.8 billion), unsecured, unsubordinated notes (the "Euro Notes"). The net proceeds of the Euro Notes were used to fund the Tender Offer. Upon issuing the Euro Notes, the Bridge Credit Facility and related guarantees were terminated.

The revolving credit agreement and indentures contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Company's and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement requires that we maintain a maximum consolidated leverage ratio, as defined in the agreement. The revolving credit agreement and indentures also contain events of default customary for financings of these types. The Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all notes as of December 31, 2022.

Long-term debt, including current portion, consisted of the following as of December 31:

(dollars in millions)	2022	2021
LIBOR plus 45 bps floating rate notes due 2023 [1,2,3]	$—	$500
0.000% notes due 2023 (€500 million principal value) [2]	531	565
2.056% notes due 2025 [2]	1,300	1,300
0.37% notes due 2026 ( ¥21.5 billion principal value) [2]	163	189
0.318% notes due 2026 (€600 million principal value) [2]	638	677
2.293% notes due 2027 [2]	500	500
2.565% notes due 2030 [2]	1,500	1,500
0.934% notes due 2031 (€500 million principal value) [2]	531	565
3.112% notes due 2040 [2]	750	750
3.362% notes due 2050 [2]	750	750
Other (including finance leases)	8	4
Total principal long-term debt	6,671	7,300
Other (discounts and debt issuance costs)	(42)	(51)
Total long-term debt	6,629	7,249
Less: current portion	531	—
Long-term debt, net of current portion	$6,098	$7,249

1    The three-month LIBOR rate as of December 31, 2021 was approximately 0.21%.
2    We may redeem these notes at our option pursuant to certain terms.
3    The Company redeemed its $500 million floating rate notes due in 2023, at par, using cash on hand in January 2022.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 reflects the following:

(dollars in millions)	2022	2021	2020
Debt issuance costs amortization	$8	$6	$5
Total interest expense on debt	140	136	124

The unamortized debt issuance costs as of December 31, 2022 and 2021 were $42 million and $51 million, respectively. In addition to interest on debt, Interest expense (income), net on the Consolidated Statements of Operations in 2021 includes the write-off of $11 million in financing costs associated with a Bridge Credit Facility for the Tender Offer and related guarantees that were terminated.

The average maturity of our long-term debt as of December 31, 2022 is approximately 8.6 years. The average interest expense rate on our borrowings as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Short-term borrowings	4.7%	—%
Total long-term debt	2.0%	1.9%

The average interest expense rate on our borrowings for 2022, 2021 and 2020 was as follows:

	2022	2021	2020
Short-term borrowings	2.3%	(0.3)%	(0.2)%
Total long-term debt	2.0%	2.3%	2.3%

The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(dollars in millions)	Principal Payments
2023	$534
2024	2
2025	1,301
2026	802
2027	500
Thereafter	3,532
Total	$6,671

Note 11: Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

(dollars in millions)	2022	2021
Accrued salaries, wages and employee benefits	$555	$603
Accrued interest	198	221
Operating lease liabilities	127	181
VAT and other non-income tax payables	112	97
Accrued income taxes payable	103	142
Other liabilities	699	749
Total	$1,794	$1,993

Accrued interest primarily consists of interest accrued for uncertain tax positions and the German tax litigation as described in Note 22, "Contingent Liabilities", as well as $43 million and $46 million of interest accrued for borrowings as of December 31, 2022 and 2021, respectively, as described in Note 10, "Borrowings and Lines of Credit".

Note 12: Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

(dollars in millions)	2022	2021
Contractual indemnity obligation	$203	$220
General, product and auto liability	150	154
Employee benefits	91	105
Other liabilities	112	127
Total	$556	$606

The Contractual indemnity obligation consists of a payable to RTX, resulting from the TMA. See Note 5, "Related Parties" for further details.

Note 13: Employee Benefit Plans

The Company sponsors numerous single-employer domestic and foreign employee benefit plans and, prior to the Separation, certain of our employees participated in employee benefit plans (“Shared Plans”) sponsored by our former parent, UTC, that included participants of the other UTC businesses. We have accounted for our participation in the Shared Plans prior to the Separation as multiemployer benefit plans, as discussed below.

Employee Savings Plans. We sponsor various employee savings plans. Prior to the Separation, our former parent, UTC, also sponsored and contributed to defined contribution employee savings plans in which certain Otis employees participated. Our contributions to employer-sponsored defined contribution plans were $64 million, $62 million and $54 million for 2022, 2021, and 2020, respectively.

Pension Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension plans that cover a large number of our employees. While we sponsor domestic pension plans that provide retirement benefits to certain employees, they are not a material component of the projected benefit obligation. Our plans use a December 31 measurement date consistent with our fiscal year.

(dollars in millions)	2022	2021
Change in benefit obligation:
Beginning balance	$1,126	$1,225
Service cost	39	43
Interest cost	16	13
Actuarial (gain) loss	(216)	(50)
Benefits paid	(30)	(24)
Net settlement, curtailment and special termination benefits	(29)	(31)
Other	(53)	(50)
Ending balance	$853	$1,126

Change in plan assets:
Beginning balance	$690	$703
Actual return on plan assets	(46)	43
Employer contributions	33	37
Benefits paid	(30)	(24)
Settlements	(29)	(31)
Other	(29)	(38)
Ending balance	$589	$690

Funded status:
Fair value of plan assets	$589	$690
Benefit obligations	(853)	(1,126)
Funded status of plan	$(264)	$(436)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$116	$106
Current liability	(23)	(23)
Noncurrent liability	(357)	(519)
Net amount recognized	$(264)	$(436)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$12	$176
Prior service credit	1	2
Net amount recognized	$13	$178

The amounts included in "actuarial (gain) loss" in the above table primarily are due to changes in discount rate assumptions driven by changes in corporate bond yields. The amounts included in “Other” in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Australia, Canada, Germany, Japan and South Korea.

In 2022, 2021 and 2020 we made cash contributions to our defined benefit pension plans of $33 million, $37 million and $64 million, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(dollars in millions)	2022	2021
Projected benefit obligation	$402	$567
Accumulated benefit obligation	357	499
Fair value of plan assets	31	49

Information for pension plans with projected benefit obligations in excess of plan assets:

(dollars in millions)	2022	2021
Projected benefit obligation	$594	$806
Accumulated benefit obligation	522	694
Fair value of plan assets	214	263

The accumulated benefit obligation for all defined benefit pension plans was $0.8 billion and $1.0 billion as of December 31, 2022, and 2021, respectively.

The components of the net periodic pension cost are as follows:

(dollars in millions)	2022	2021	2020
Service cost	$39	$43	$40
Interest cost	16	13	16
Expected return on plan assets	(25)	(23)	(25)
Amortization of prior service credit	—	—	(1)
Recognized actuarial net loss	10	18	16
Net settlement, curtailment and special termination benefits loss (gain)	—	2	5
Net periodic pension cost – employer	$40	$53	$51

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

(dollars in millions)	2022	2021	2020
Current year actuarial (gain) loss	$(144)	$(70)	$41
Amortization of actuarial loss	(10)	(18)	(16)
Amortization of prior service credit	—	—	1
Net settlement and curtailment (loss) gain	—	(2)	(5)
Other	(11)	(11)	24
Total recognized in other comprehensive (income) loss	$(165)	$(101)	$45
Net recognized in net periodic pension cost and other comprehensive (income) loss	$(125)	$(48)	$96

The amounts included in “Other” in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Canada, France, Germany and Japan.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Cost
	2022	2021	2022	2021	2020
Discount rate for projected benefit obligation	3.8%	1.5%	1.5%	1.1%	1.5%
Salary scale	3.1%	3.0%	3.0%	3.0%	3.1%
Expected return on plan assets	—	—	4.2%	3.6%	4.5%
Interest crediting rate	2.1%	1.0%	1.2%	0.6%	0.7%

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

The fair values of pension plan assets as of December 31, 2022 and 2021 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$60	$2	$—	$—	$62
Global Equity Funds at net asset value (5)	—	—	—	155	155
Fixed income securities:
Governments	16	—	—	—	16
Corporate Bonds	33	1	—	—	34
Fixed income securities at net asset value (5)	—	—	—	99	99
Real estate (2) (5)	8	15	—	9	32
Other (3) (5)	4	110	—	23	137
Cash and cash equivalents (4) (5)	7	4	—	38	49
Total	$128	$132	$—	$324	584
Other assets and liabilities (6)					5
Total as of December 31, 2022					$589

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$70	$2	$—	$—	$72
Global Equity Funds at net asset value (5)	—	—	—	196	196
Fixed income securities:
Governments	19	—	—	—	19
Corporate Bonds	42	1	—	—	43
Fixed income securities at net asset value (5)	—	—	—	117	117
Real estate (2) (5)	11	14	—	11	36
Other (3) (5)	4	126	—	24	154
Cash and cash equivalents (4) (5)	4	1	—	44	49
Total	$150	$144	$—	$392	$686
Other assets and liabilities (6)					4
Total as of December 31, 2021					$690

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

We expect to make total contributions of approximately $38 million to our global defined benefit pension plans in 2023, including benefit payments to be paid directly from corporate assets.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $66 million in 2023, $63 million in 2024, $68 million in 2025, $68 million in 2026, $68 million in 2027, and $339 million from 2028 through 2032.

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The benefit obligation was $7 million and $10 million as of December 31, 2022, and 2021, respectively. The net periodic cost was less than $1 million for 2022, 2021 and 2020, respectively. Other comprehensive gains of $2 million and $1 million were recognized during 2022 and 2021, respectively, related to changes in benefit obligations.

The projected benefit obligation discount rate was 7.0% and 5.0% as of December 31, 2022 and 2021, respectively. The Net Cost discount rate was 5.0%, 4.3% and 4.7% for 2022, 2021 and 2020, respectively.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $1 million each year from 2023 through 2027, and $3 million from 2028 through 2032.

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

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2022 and 2021 is for the plan’s year-end at June 30, 2021 and June 30, 2020, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Our significant plan is in the green zone which represents a plan that is at least 80% funded and does not require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

(dollars in millions)		PPA Zone Status		FIP/RP Status	Contributions			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2022	2021	Pending/Implemented	2022	2021	2020
National Elevator Industry Pension Plan	23-2694291	Green	Green	No	$112	$128	$131	No	7/8/2027
Other funds					8	8	7
					$120	$136	$138

For the plan years ended June 30, 2021 and 2020, respectively, we were listed in the National Elevator Industry Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, the Form 5500 was not available for the plan year ending June 30, 2022.

In addition, we participate in multiemployer arrangements that provide postretirement benefits other than pensions, with the National Elevator Industry Health Benefit Plan being the most significant. These arrangements generally provide medical and life benefits for eligible active employees and retirees and their dependents. Contributions to multiemployer plans that provide postretirement benefits other than pensions were $17 million, $20 million and $20 million for 2022, 2021 and 2020, respectively.

UTC Sponsored Defined Benefit Plans. Defined benefit pension and postretirement benefit plans were sponsored by our former parent, UTC, and have been accounted for as multi-employer plans in these Consolidated Financial Statements, in accordance with FASB ASC Topic 715-30: Defined Benefit Plans – Pension and FASB ASC Topic 715-60: Defined Benefit Plans – Other Postretirement. The Company's participation in the defined pension and postretirement benefit plans sponsored by our former parent, UTC, concluded upon the completion of the Separation. The amounts for pension and postretirement expenses for Service cost and Non-service pension benefit were $1 million and $5 million, respectively, in 2020.

Stock-Based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan"). The Plan became effective on April 3, 2020. A total of 45 million shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted share unit awards, stock appreciation rights, stock options, and performance-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted share units held for more than one year may become vested and exercisable (if applicable), subject to certain terms and conditions. Awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year remain eligible to vest based on actual performance relative to target metrics. All other restricted awards generally have a three-year vesting period. We currently intend to issue new shares for share option exercises and conversions under our equity compensation arrangements, and will continue to evaluate this policy in connection with our share repurchase program. As of December 31, 2022, approximately 24 million shares remain available for awards under the 2020 Plan.

Stock-based Compensation Expense

We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Consolidated Statements of Operations. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense, net of estimated forfeitures, is primarily reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations, in addition to Cost of products sold, Cost of services sold and Research and development.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Year Ended
(dollars in millions)	2022	2021	2020
Stock-based compensation expense (Share-based)	$67	$65	$63
Stock-based compensation expense (Cash-based)	(1)	2	(4)
Total gross stock-based compensation expense (1)	66	67	59
Less: future tax benefit	8	8	7
Stock-based compensation expense, net of tax	$58	$59	$52

(1)    Includes costs associated with awards granted to Otis employees prior to the Separation by our former parent UTC.

For periods prior to the Separation, the fair value assumptions are based on the awards and terms previously granted under the UTC incentive compensation plan to Otis employees. Accordingly, the amounts presented for the year ended December 31, 2020 are not necessarily indicative of future awards and do not necessarily reflect the results that Otis would have experienced as an independent publicly-traded company.

For the years ended December 31, 2022, 2021 and 2020, the amount of cash received from the exercise of stock options was $5 million, $4 million and $3 million, respectively, with an associated tax benefit realized of $2 million, $4 million and $2 million, respectively. In addition, for the years ended December 31, 2022, 2021 and 2020, the associated tax benefit realized from the vesting of performance share units and other restricted awards was $7 million, $4 million and $1 million, respectively. The tax benefit was computed using current U.S. federal and state taxes rates applicable in 2022, 2021 and 2020.

As of December 31, 2022, there was approximately $59 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years.

A summary of the transactions under Otis' plans for the year ended December 31, 2022 follows:

	Stock Appreciation Rights		Restricted Share Units		Performance Share Units		Stock Options
(shares in thousands)	Shares	Average Price*	Shares	Average Price**	Shares	Average Price**	Shares	Average Price*
Outstanding at:
December 31, 2021	10,715	$62.74	1,652	$63.91	330	$67.58	376	$58.31
Granted (1)	669	80.99	402	78.39	287	85.95	7	81.85
Exercised / Earned (1)	(1,335)	52.14	(629)	64.57	—	—	(93)	51.53
Cancelled	(212)	73.87	(133)	62.74	(46)	78.53	—	80.97
December 31, 2022	9,837	$65.18	1,292	$68.07	571	$75.93	290	$61.10

* Weighted-average grant price
** Weighted-average grant fair value
(1) Includes annual retainer awards issued to the Board of Directors

The weighted-average grant date fair value of stock options and stock appreciation rights granted by Otis and our former parent, UTC, during 2022, 2021 and 2020 was $20.14, $14.83 and $10.38, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, and other restricted stock awards granted by Otis and UTC during 2022, 2021 and 2020 was $81.67, $68.22 and $54.29, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2022, 2021 and 2020 was $35 million, $74 million and $13 million, respectively. The total fair value (which is the stock price at vesting) of performance share units and other restricted awards vested was $53 million, $32 million and $10 million during the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of December 31, 2022:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options/Stock Appreciation Rights	10,098	$65.03	$141	5.1 years	7,656	$61.16	$132	4.2 years
Performance Share Units/Restricted Stock	1,816	—	$142	1.0 years	—	—	—	—

* Weighted-average grant price per share
** Weighted-average contractual remaining term in years

The fair value of each option award is estimated on the date of grant using a Binomial Lattice model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2022, 2021 and 2020. For periods prior to the Separation, these assumptions represent those utilized by our former parent, UTC, and are not necessarily indicative of assumptions that would be used by Otis as a standalone company. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2022	2021	2020
Expected volatility	26.7% - 27.7%	26.9%	25.5%
Weighted-average volatility	26.8%	26.9%	25.5%
Expected term (in years)	6.2	6.3	6.8
Expected dividend yield	1.2%	1.3%	1.8%
Risk-free rate	0.0% - 4.1%	0.7%	0.5%

We assessed the trading history of Otis' stock at the time of the valuation efforts and determined that the trading history was not sufficient to support the award valuation, given the length of the expected term. Therefore, the expected volatility for Otis was calculated based on the average of the volatility of the peer group within the industry. Similarly, UTC's historical data for Otis employees was used to estimate equity award exercise and employee termination behavior within the valuation model. The expected term represents an estimate of the period of time equity awards are expected to remain outstanding. The risk-free rate is based on the term structure of interest rates at the time of equity award grant.

The Company uses a Monte Carlo simulation approach based on a three-year measurement period to determine fair value of performance share units. This approach includes the use of assumptions regarding the future performance of the Company’s stock and those of a peer group. Those assumptions include expected volatility, risk-free interest rates, correlations and dividend yield.

Note 14: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of December 31, 2022 or 2021.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of December 31, 2022, 435.6 million shares of Common Stock were issued, which includes 20.8 million shares of treasury stock. As of December 31, 2021, 434.7 million shares of Common Stock were issued, which included 9.7 million shares of treasury stock.

Share Repurchase Program. As of December 31, 2022, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which none had been utilized. During 2022 and 2021, the Company repurchased 11.1 million and 9.7 million shares, respectively, of Common Stock for approximately $850 million and $725 million, respectively.

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

Note 15: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2022, 2021 and 2020 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$(588)	$(167)	$(3)	$(758)
Other comprehensive income (loss) before reclassifications, net	(28)	(47)	10	(65)
Amounts reclassified, pre-tax	—	15	(3)	12
Tax expense (benefit) reclassified	—	(4)	—	(4)
Balance as of December 31, 2020	$(616)	$(203)	$4	$(815)
Other comprehensive income (loss) before reclassifications, net	(26)	62	(1)	35
Amounts reclassified, pre-tax	—	18	4	22
Tax expense (benefit) reclassified	—	(5)	—	(5)
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)
Other comprehensive income (loss) before reclassifications, net	47	113	(3)	157
Amounts reclassified upon change in Otis' share of Zardoya Otis ownership (Note 1)	(69)	—	—	(69)
Amounts reclassified, pre-tax	77	10	(1)	86
Tax expense (benefit) reclassified	—	(3)	—	(3)
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)

Amounts reclassified that relate to foreign currency translation are related to our Russia business sold during 2022. See Note 9, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 13, "Employee Benefit Plans" for additional information.

Note 16: Income Taxes

Income Before Income Taxes. The sources of income from operations before income taxes are:

(dollars in millions)	2022	2021	2020
United States	$484	$420	$105
Foreign	1,404	1,541	1,406
	$1,888	$1,961	$1,511

Following enactment of the TCJA, and as part of the historical UTC assertion, the Company determined that it no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, in 2018 Otis recorded the international taxes associated with the future remittance of these earnings. As part of the Separation process, the Company re-assessed this position as a standalone company. The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. The international taxes recorded relative to this assertion differ from those recorded in 2018. As a result of the change in assertion and changes in planned debt repayments and in estimates related to Otis’ pre-Separation tax attributes, the Company recognized two benefits: $10 million during the year ended December 31, 2020, and $16 million during the year ended December 31, 2021. For the remainder of the Company's undistributed international earnings, unless tax effective to repatriate, Otis will continue to permanently reinvest these earnings. As of December 31, 2022, such undistributed earnings were approximately $5.5 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.

Provision for Income Taxes. The income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 consisted of the following components:

(dollars in millions)	2022	2021	2020
Current:
United States:
Federal	$68	$77	$42
State	43	32	26
Foreign	424	524	438
	535	633	506
Future:
United States:
Federal	(4)	(13)	8
State	(1)	(6)	(8)
Foreign	(11)	(73)	(51)
	(16)	(92)	(51)
Income tax expense	$519	$541	$455
Attributable to items (charged) credited to (deficit) equity	$(50)	$(25)	$(6)

Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes	1.7%	0.8%	0.9%
Tax on international activities	4.6%	4.7%	4.4%
U.S. tax effect of foreign earnings	0.3%	0.5%	3.4%
Other	(0.1)%	0.6%	0.4%
Effective income tax rate	27.5%	27.6%	30.1%

U.S. tax effect of foreign earnings includes Base Erosion Anti Abuse Tax (“BEAT”), Foreign-Derived Intangible Income (“FDII”), Global Intangible Low-Taxed Income (“GILTI”), and Subpart F Income.

The 2022, 2021 and 2020 effective tax rates are higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate. In addition, the 2020 effective tax rate is also higher due to foreign earnings subject to U.S. tax under the provisions of the TCJA.

The 2022 effective tax rate is lower than the 2021 effective tax rate primarily due to the elimination of BEAT in the U.S., and the release of a tax reserve related to a forward transfer pricing agreement with a European tax authority. This is partially offset by the absence of a reduction in the deferred tax liability related to repatriation of foreign earnings recorded in the year ended December 31, 2021, and the absence of a favorable income tax settlement related to the Separation recorded in the year ended December 31, 2021.

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

The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and payables as of December 31, 2022 and 2021 are as follows:

(dollars in millions)	2022	2021
Future income tax benefits:
Insurance and employee benefits	$104	$185
Other asset basis differences	125	143
Other liability basis differences	352	320
Tax loss carryforwards	191	200
Tax credit carryforwards	56	46
Valuation allowances	(240)	(247)
	$588	$647

Future income taxes payable:
Intangible assets	$152	$168
Other assets basis differences	294	284
	$446	$452

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain foreign temporary differences to reduce the future income tax benefits to expected realizable amounts.

Tax Credit and Loss Carryforwards. As of December 31, 2022, tax credit carryforwards, principally federal and state, and tax loss carryforwards, principally foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2023-2027	$—	$48
2028-2032	23	27
2033-2042	3	49
Indefinite	30	659
	$56	$783

Unrecognized Tax Benefits. As of December 31, 2022, the Company had gross tax-effected unrecognized tax benefits of $386 million, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows:

(dollars in millions)	2022	2021	2020
Balance at January 1	$392	$397	$379
Additions for tax positions related to the current year	25	23	16
Additions for tax positions of prior years	3	1	41
Reductions for tax positions of prior years	(32)	(22)	(31)
Settlements	(2)	(7)	(8)
Balance at December 31	$386	$392	$397

Gross interest expense related to unrecognized tax benefits	$2	$2	$10
Total accrued interest balance at December 31	$143	$152	$153

Otis conducts business globally and, as a result, Otis or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

In the ordinary course of business, Otis could be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Austria, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Portugal, South Korea, Spain, Switzerland, the United Kingdom and the U.S. With a few exceptions, Otis is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2010.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized benefits could change within the range of a $20 million increase to a $340 million decrease and associated interest could change within the range of a $5 million increase to a $140 million decrease.

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

During the years ended December 31, 2022, 2021 and 2020, we recorded pre-tax restructuring costs totaling $60 million, $56 million and $77 million, respectively, for new and ongoing restructuring actions. We recorded these restructuring charges in our operating segments and within the Consolidated Statements of Operations, respectively, as follows:

(dollars in millions)	2022	2021	2020
New Equipment	$23	$23	$30
Service	37	33	47
Total	$60	$56	$77

(dollars in millions)	2022	2021	2020
Cost of products and services sold	$22	$22	$22
Selling, general and administrative	38	34	55
Total	$60	$56	$77

The restructuring expenses incurred during the years ended December 31, 2022, 2021 and 2020, were primarily the result of restructuring programs initiated during 2022, 2021 and 2020. We are targeting to complete in 2023 the majority of the remaining restructuring actions initiated in 2022 and 2021. Expected total costs to incur for the restructuring actions initiated are $110 million including $41 million to New Equipment and $69 million to Service operating segments, respectively. Remaining costs to incur for the restructuring actions initiated are expected to be $8 million including $3 million to New Equipment and $5 million to Service operating segments, respectively.

The following table summarizes the accrual balance and utilization for the restructuring actions, which are primarily for severance costs:

(dollars in millions)
Restructuring accruals as of December 31, 2021	$47
Net restructuring costs	60
Utilization, foreign exchange and other costs	(66)
Balance as of December 31, 2022	$41

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

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $3.9 billion and $3.3 billion for the years ended December 31, 2022 and 2021, respectively. The average of the notional amount of contracts hedging commodity purchases was $20 million and $16 million as of December 31, 2022 and 2021, respectively.

The following table summarizes the fair value and presentation on the Consolidated Balance Sheets for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Classification	2022	2021
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$3	$7
Foreign exchange contracts	Other assets	2	1
	Total asset derivatives	$5	$8

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(4)	$(3)
Commodity contracts	Accrued liabilities	(1)	—
	Total liability derivatives	$(5)	$(3)

Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$25	$23
Foreign exchange contracts	Other assets	3	5
	Total asset derivatives	$28	$28

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(20)	$(11)
Commodity contracts	Accrued liabilities	(4)	—
Foreign exchange contracts	Other long-term liabilities	(2)	(2)
	Total liability derivatives	$(26)	$(13)

Derivatives designated as Cash flow hedging instruments

The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) was immaterial for the years ended December 31, 2022, 2021 and 2020, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 are presented in the table below:

	December 31,
(dollars in millions)	2022	2021
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$3	$7

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax loss of $1 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of product sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of December 31, 2022 will mature by October 2026.

Net Investment Hedges

We have foreign-denominated long-term debt balances and foreign exchange forward contracts that qualify as net investment hedges. Changes in the value of these net investment hedges due to foreign currency gains or losses are deferred as foreign currency translation adjustments in Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. We evaluate the effectiveness of the net investment hedges each quarter.

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

In March 2021, we issued ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of December 31, 2022, the net investment hedge is deemed to be effective. During 2022 and 2021, we recognized $27 million and $10 million of gains, respectively, associated with this net investment hedge in Other comprehensive income (loss).

Derivatives not designated as Cash flow hedging instruments

The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Foreign exchange contracts	$16	$9	$(4)

The effect of derivatives not designated as Cash flow hedging instruments within Cost of products sold on the Consolidated Statements of Operations were losses of $9 million and $2 million in 2022 and 2021, respectively, and no activity in 2020.

Note 19: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Consolidated Balance Sheets as of December 31, 2022 and 2021:

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$30	$30	$—	$—
Derivative assets	33	—	33	—
Derivative liabilities	(31)	—	(31)	—

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$25	$25	$—	$—
Derivative assets	36	—	36	—
Derivative liabilities	(16)	—	(16)	—

Valuation Techniques. Our marketable securities include investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. The fair value gains or losses related to our marketable securities are recorded through net income. Our derivative assets and liabilities include foreign exchange and commodity contracts that are measured at fair value using internal and third party models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks.

As of December 31, 2022, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The fair values of the current portion of the Company's financial instruments not carried at fair value approximated their carrying values because of the short-term nature of the current portion. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our long-term debt, as described in Note 10, "Borrowings and Lines of Credit", is measured at fair value using closing bond prices from active markets.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheets as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$55	$53	$65	$63
Customer financing notes receivable, net	55	51	77	76
Short-term borrowings	(139)	(139)	(24)	(24)
Long-term debt, including current portion (excluding leases and other)	(6,663)	(5,661)	(7,296)	(7,420)
Long-term liabilities, including current portion	(222)	(197)	(253)	(240)

Long-term liabilities, including current portion as of December 31, 2022 is primarily $220 million of payables to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation as a result of the TMA.

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Consolidated Balance Sheets as of December 31, 2022 and 2021:

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$53	$—	$53	$—
Customer financing notes receivable, net	51	—	51	—
Short-term borrowings	(139)	—	(139)	—
Long-term debt, including current portion (excluding leases and other)	(5,661)	—	(5,661)	—
Long-term liabilities, including current portion	(197)	—	(197)	—

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$63	$—	$63	$—
Customer financing notes receivable, net	76	—	76	—
Short-term borrowings	(24)	—	(24)	—
Long-term debt, including current portion (excluding leases and other)	(7,420)	—	(7,420)	—
Long-term liabilities, including current portion	(240)	—	(240)	—

Note 20: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the years ended December 31, 2022 and 2021 are as follows:

(dollars in millions)	2022	2021
Balance as of January 1	$20	$25
Warranties	2	3
Settlements made	(8)	(9)
Foreign exchange and other	(1)	1
Balance as of December 31	$13	$20

The Company provides certain financial guarantees to third parties. As of December 31, 2022, Otis has stand-by letters of credit with maximum potential payment totaling $154 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of December 31, 2022, Otis has determined there are no estimated costs probable under these guarantees.

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

Operating lease expense for the years ended December 31, 2022, 2021 and 2020 was $145 million, $147 million and $148 million, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2022, 2021 and 2020 were as follows:

(dollars in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$(140)	$(154)	$(162)
Non-cash operating lease activity:
ROU assets obtained in exchange for operating lease liabilities	145	135	126

Operating lease ROU assets and liabilities are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(dollars in millions)	2022	2021
Operating lease ROU assets	$449	$526

Accrued liabilities	$127	$181
Operating lease liabilities	315	336
Total operating lease liabilities	$442	$517

Supplemental information related to operating leases was as follows:

	December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)	4.1	4.4
Weighted Average Discount Rate	3.8%	2.6%

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2022 are as follows:

(dollars in millions)	Total
2023	$150
2024	117
2025	80
2026	49
2027	26
Thereafter	35
Total undiscounted lease payments	457
Less: imputed interest	(15)
Total discounted lease payments	$442

Note 22: Contingent Liabilities

Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. In addition to the specific amounts noted below, where we have recorded loss contingency accruals for other matters described below and other matters, the amounts in aggregate are not material. Legal costs generally are expensed when incurred.

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $5 million and $12 million as of December 31, 2022 and December 31, 2021, and is principally included in Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $229 million as of December 31, 2022) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $125 million as of December 31, 2022).

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

Pursuant to the TMA, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $47 million as of December 31, 2022), net of payments and other deductions, included within Accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022. If the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of, and for the years ended, December 31, 2022 and December 31, 2021.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is $21 million to $43 million as of December 31, 2022, and $22 million to $45 million as of December 31, 2021. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $21 million and $22 million as of December 31, 2022 and 2021, respectively, which is principally recorded in Other long-term liabilities on our Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and excludes the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $5 million, which is principally recorded in Other assets on our Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut (the "Court") against Otis, RTX, Carrier Global Corporation ("Carrier"), which was also separated from UTC in the Separation, each of their directors, and various incentive and deferred compensation plans. On September 13, 2021, plaintiffs filed an amended complaint against the three company defendants only. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. On September 30, 2022, in response to motions to dismiss filed by the defendants, the Court dismissed the class action in its entirety with prejudice. The plaintiffs appealed the decision on October 26, 2022. At this time, we do not believe this action will have a material adverse effect on our business, financial conditions, cash flows or results of operations.

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

Note 23: Segment Financial Data

Our operations are classified into two operating segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators as well as escalators and moving walkways to customers in the residential, commercial and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators. The operating segments are generally based on the management structure of the Company, how management allocates resources, assesses performance and makes strategic and operational decisions.

Segment Information. Segment information for the years ended December 31 are as follows:

	Net Sales			Operating Profit
(dollars in millions)	2022	2021	2020	2022	2021	2020
New Equipment	$5,864	$6,428	$5,371	$358	$459	$318
Service	7,821	7,870	7,385	1,789	1,762	1,611
Total segments	13,685	14,298	12,756	2,147	2,221	1,929
General corporate expenses and other (1)	—	—	—	(114)	(113)	(290)
Total	$13,685	$14,298	$12,756	$2,033	$2,108	$1,639

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

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the years ended December 31, 2022, 2021 and 2020.

	External Net Sales			Long Lived Assets
(dollars in millions)	2022	2021	2020	2022	2021	2020
United States Operations	$3,834	$3,700	$3,462	$327	$336	$309
International Operations
China	2,573	2,877	2,135	89	111	113
Other	7,278	7,721	7,159	303	327	352
Total	$13,685	$14,298	$12,756	$719	$774	$774

Segment Net sales disaggregated by product and service type for the years ended December 31, 2022, 2021 and 2020 are as follows:

(dollars in millions)	2022	2021	2020
Disaggregated Net sales by type
New Equipment	$5,864	$6,428	$5,371

Maintenance and Repair	6,393	6,472	6,047
Modernization	1,428	1,398	1,338
Total Service	7,821	7,870	7,385
Total	$13,685	$14,298	$12,756

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the years ended December 31, 2022, 2021 and 2020.

OTIS WORLDWIDE CORPORATION
SCHEDULE II - Valuation and Qualifying Accounts
Three years ended December 31, 2022
(Dollars in millions)

Allowance for Doubtful Accounts and Expected Credit Losses:
Balance, December 31, 2019	$83
Impact of credit standard adoption	28
Provision for expected credit losses	40
Write-offs charged against the allowance for expected credit losses	(20)
Other	30
Balance, December 31, 2020	161
Provision for expected credit losses	37
Write-offs charged against the allowance for expected credit losses	(15)
Other	(8)
Balance, December 31, 2021	175
Provision for expected credit losses	5
Write-offs charged against the allowance for expected credit losses	(22)
Other	(6)
Balance, December 31, 2022	$152

Future Income Tax Benefits - Valuation Allowance
Balance, December 31, 2019	$55
Additions charged to income tax expense	63
Reductions credited to income tax expense	(13)
Other adjustments	137
Balance, December 31, 2020	242
Additions charged to income tax expense	30
Reductions credited to income tax expense	(10)
Other adjustments	(15)
Balance, December 31, 2021	247
Additions charged to income tax expense	29
Reductions credited to income tax expense	(23)
Other adjustments	(13)
Balance, December 31, 2022	$240

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2023 Annual Meeting of Shareholders titled "Corporate governance" (under the subheadings "Proposal 1: Election of directors", "Our Board leadership structure", "Board committees" and "Our board nominees").

Information about our Executive Officers

The following persons are executive officers of Otis Worldwide Corporation:

Name	Position	Other Business Experience Since 1/1/2018	Age as of 2/3/2023

Bernardo Calleja Fernandez	President, Otis EMEA (since November 2020)	President of Otis South Europe & Africa, Otis; President, Otis South Europe & Turkey, Otis	60
James F. Cramer	President, Otis Americas (since June 2020)	Regional Vice President, U.S. Western Region, Otis	58
Anurag Maheshwari	Executive Vice President and Chief Financial Officer (since August 2022)	Vice President, Finance, IT and Chief Transformation Officer, Otis Asia Pacific; Vice President, Investor Relations, L3 Harris Technologies and Harris Corporation	49
Nora E. LaFreniere	Executive Vice President and General Counsel (since July 2021)	Executive Vice President, Chief General Counsel and Corporate Secretary, Vice President, General Counsel, Otis	51
Abbe Luersman	Executive Vice President and Chief People Officer (since July 2021)	Chief Human Resource Officer, Ahold Delhaize	55
Judith F. Marks	Chair, President and Chief Executive Officer (since February 2022)	President and Chief Executive Officer; President, Otis; Chief Executive Officer, Siemens USA and Dresser-Rand (a Siemens company); Executive Vice President, New Equipment Solutions, Dresser-Rand	59
Stephane de Montlivault	President, Otis Asia Pacific (since April 2020)	President, Otis Asia Pacific; President, Otis Northeast Asia, Otis President, Northeast Asia and President of Nippon Otis Elevator Company	63
Michael P. Ryan	Vice President and Chief Accounting Officer (since April 2020)	Vice President and Assistant Controller, UTC; and Executive Director, Corporate Accounting and Controls, UTC	53
Peiming Zheng (Perry)	President, Otis China and Chief Customer Product Officer (since December 2021)	President, Otis China; President, Business & Industrial Systems China, Otis	55

All of the officers serve at the pleasure of the Board of Directors of Otis Worldwide Corporation.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2023 Annual Meeting of Shareholders titled "Other important information" under the subheading "Delinquent section 16(a) reports." We have adopted a code of ethics, the Otis Absolutes, that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at https://www.otisinvestors.com/governance/governance-documents. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee and Nominations and Governance Committee are available on our website at https://www.otisinvestors.com/governance/governance-documents. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Otis Worldwide Corporation, One Carrier Place, Investor Relations, Farmington, CT 06032.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2023 Annual Meeting of Shareholders titled "Executive compensation", "Compensation of directors" and "Report of the compensation committee".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2023 Annual Meeting of Shareholders titled "Other important information" under the subheading "Stock ownership" (“Beneficial stock ownership of directors and executive officers" and "Certain beneficial owners”).

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 concerning Common Stock issuable under Otis’ equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,983,814	(1)	$65.05	24,111,597	(2)
Equity compensation plans not approved by shareholders	-		-	-

(1)     Consists of the following issuable shares of Common Stock awarded under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan ("LTIP"): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding stock appreciation rights ("SARs"); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 583,286 shares of Common Stock could be issued if performance goals are achieved above target); and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units and restricted stock units under the Otis Worldwide Corporation Board of Directors Stock Unit Plan. Under the LTIP, each SAR is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs, we have used the New York Stock Exchange ("NYSE") closing price for a share of Common Stock on December 30, 2022 of $78.31. The weighted-average exercise price shown in the column above takes into account only the shares identified in clauses (i) and (ii).

(2)    Represents the maximum number of shares of Common Stock available to be awarded under the LTIP as of December 31, 2022. Performance share units, deferred stock units and restricted stock units ("Full Share Awards") will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP in an amount equal to twice the number of shares to which the award corresponds under the terms of the LTIP. Stock options and SARs do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2023 Annual Meeting of Shareholders titled "Corporate governance" under the subheading "Our board nominees" (including under the subheading "Director independence") and "Other important information" (under the subheading "Transactions with related persons").

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2023 Annual Meeting of Shareholders titled "Proposal 3: Appoint an independent auditor for 2023", including the information provided in that section with regard to "Audit Fees", "Audit-Related Fees", "Tax Fees" and "All Other Fees".

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

4.6
Description of Securities, incorporated by reference to Exhibit 4.6 of Otis' Annual Report on Form 10-K for the year ended December 31, 2021 (Commission file number 001-39221) filed with the SEC on February 4, 2022.

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

Amendment No. 1 to the Otis Worldwide Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 to Otis' Annual Report on Form 10-K for the year ended December 31, 2021 (Commission file number 001-39221) filed with the SEC on February 4, 2022.

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

Amendment No. 2 to the Otis Worldwide Corporation Amended and Restated Savings Restoration Plan, incorporated by reference to Exhibit 10.18 to Otis' Annual Report on Form 10-K for the year ended December 31, 2021 (Commission file number 001-39221) filed with the SEC on February 4, 2022.

10.19
Otis Worldwide Corporation Company Automatic Contribution Excess Plan, incorporated by reference to Exhibit 10.16 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020;

Amendment No. 1 to the Otis Worldwide Corporation Company Automatic Contribution Excess Plan, incorporated by reference to Exhibit 10.19 to Otis' Annual Report on Form 10-K for the year ended December 31, 2021 (Commission file number 001-39221) filed with the SEC on February 4, 2022.

10.20
Otis Worldwide Corporation LTIP Performance Share Unit Deferral Plan, incorporated by reference to Exhibit 10.17 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020;

Amendment No. 1 to the Otis Worldwide Corporation LTIP Performance Share Unit Deferral Plan, incorporated by reference to Exhibit 10.20 to Otis' Annual Report on Form 10-K for the year ended December 31, 2021 (Commission file number 001-39221) filed with the SEC on February 4, 2022.

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

Letter of Assignment Extension with Stephane de Montlivault dated October 1, 2021, incorporated by reference to Exhibit 10.24 to Otis' Annual Report on Form 10-K for the year ended December 31, 2021 (Commission file number 001-39221) filed with the SEC on February 4, 2022.

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

10.27
Summary of Compensation and Benefits for Non-Employee Directors, incorporated by reference to Exhibit 10.27 to Otis' Annual Report on Form 10-K for the year ended December 31, 2021 (Commission file number 001-39221) filed with the SEC on February 4, 2022.

Exhibit Number	Exhibit Description
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

Extension of Letter of Assignment for Peiming (Perry) Zheng, effective January 1, 2023.*

10.30
Employment Contract (Foreign National or Hong Kong, Macao or Taiwan Resident) for Peiming (Perry) Zheng, effective January 1, 2021, incorporated by reference to Exhibit 10.34 of Otis' Annual Report on Form 10-K for the year ended December 31, 2020 (Commission file number 001-39221) filed with the SEC on February 5, 2021.

Employment Contract (Foreign National or Hong Kong, Macao or Taiwan Resident) for Peiming (Perry) Zheng, effective January 1, 2023.*

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

Suspension of Rights Agreement to the Revolving Credit Agreement, incorporated by reference to Exhibit 10.4 to Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-39221) filed with the SEC on October 26, 2021;

Second Amendment dated as of April 20, 2022, to Revolving Credit Agreement, dated February 10, 2020 (as amended), among Otis Worldwide Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission file number 001-39221) filed with the SEC on April 27, 2022.

10.32
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

Termination Letter of the Services Agreement Between Zardoya Otis, S.A. and the Chairman dated May 27, 2022, incorporated by reference to Exhibit 10.2 to Otis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission file number 001-39221) filed with the SEC on July 27, 2022.

10.33
Employment Contract between Otis International Sàrl and Bernardo Calleja Fernández, effective November 15, 2021, incorporated by reference to Exhibit 10.34 to Otis' Annual Report on Form 10-K for the year ended December 31, 2021 (Commission file number 001-39221) filed with the SEC on February 4, 2022.

10.34
Schedule of Terms for Restricted Stock Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

Exhibit Number	Exhibit Description
10.35
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

10.39
Offer Letter, dated as of June 23, 2022, by and between Anurag Maheshwari and Otis Worldwide Corporation, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission File No. 001-39221) filed with the Commission on June 27, 2022.

14	The Otis Absolutes. The Otis Absolutes may be accessed via Otis’ website at https://www.otisinvestors.com/governance/governance-documents.

21	Subsidiaries of the Registrant.*

22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Jeffrey H. Black, Nelda J. Connors, Kathy Hopinkah Hannan, Shailesh G. Jejurikar, Christopher J. Kearney, Judith F. Marks, Harold W. McGraw III, Margaret M.V. Preston, Shelley Stewart, Jr. and John H. Walker.*

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three years ended December 31, 2022, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, (iii) Consolidated Balance Sheets as of December 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2022, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2022, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	February 3, 2023	by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 3, 2023	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUDITH F. MARKS	Director, Chair, President and Chief Executive Officer	February 3, 2023
Judith F. Marks

/s/ ANURAG MAHESHWARI	Executive Vice President and Chief Financial Officer	February 3, 2023
Anurag Maheshwari

/s/ MICHAEL P. RYAN	Vice President and Chief Accounting Officer	February 3, 2023
Michael P. Ryan

/s/ JEFFREY H. BLACK*	Director
Jeffrey H. Black

/s/ NELDA J. CONNORS*	Director
Nelda J. Connors

/s/ KATHY HOPINKAH HANNAN*	Director
Kathy Hopinkah Hannan

/s/ SHAILESH G. JEJURIKAR*	Director
Shailesh G. Jejurikar

/s/ CHRISTOPHER J. KEARNEY*	Director
Christopher J. Kearney

/s/ HAROLD W. MCGRAW III*	Director
Harold W. McGraw III

/s/ MARGARET M.V. PRESTON*	Director
Margaret M.V. Preston

/s/ SHELLEY STEWART, JR.*	Director
Shelley Stewart, Jr.

/s/ JOHN H. WALKER*	Director
John H. Walker

*By: /s/ NORA E. LAFRENIERE
Executive Vice President and General Counsel, as Attorney-in-fact

Date: February 3, 2023