Form 10-Q
period 2023-03-31
Otis Worldwide Corp
filed 2023-04-27
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 14, 2023 there were 413,291,336 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2023

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2023	2022
Net sales:
Product sales	$1,307	$1,422
Service sales	2,039	1,992
	3,346	3,414
Costs and expenses:
Cost of products sold	1,098	1,190
Cost of services sold	1,252	1,218
Research and development	35	37
Selling, general and administrative	455	459
	2,840	2,904
Other income (expense), net	7	16
Operating profit	513	526
Non-service pension cost (benefit)	—	—
Interest expense (income), net	33	37
Net income before income taxes	480	489
Income tax expense	128	136
Net income	352	353
Less: Noncontrolling interest in subsidiaries' earnings	21	42
Net income attributable to Otis Worldwide Corporation	$331	$311

Earnings per share (Note 2):
Basic	$0.80	$0.73
Diluted	$0.79	$0.73

Weighted average number of shares outstanding:
Basic shares	414.3	424.2
Diluted shares	417.8	427.7

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Net income	$352	$353
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(34)	—
Pension and postretirement benefit plan adjustments	—	2
Change in unrealized cash flow hedging	3	—
Other comprehensive income (loss), net of tax	(31)	2
Comprehensive income (loss), net of tax	321	355
Less: Comprehensive (income) loss attributable to noncontrolling interest	(24)	23
Comprehensive income attributable to Otis Worldwide Corporation	$297	$378

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,117	$1,189
Accounts receivable (net of allowance for expected credit losses of $139 and $152)	3,364	3,357
Contract assets	710	664
Inventories	642	617
Other current assets	320	316
Total Current Assets	6,153	6,143
Future income tax benefits	281	285
Fixed assets (net of accumulated depreciation of $1,183 and $1,151)	719	719
Operating lease right-of-use assets	468	449
Intangible assets, net	360	369
Goodwill	1,570	1,567
Other assets	294	287
Total Assets	$9,845	$9,819
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$646	$670
Accounts payable	1,515	1,717
Accrued liabilities	1,679	1,794
Contract liabilities	2,983	2,662
Total Current Liabilities	6,823	6,843
Long-term debt	6,116	6,098
Future pension and postretirement benefit obligations	391	392
Operating lease liabilities	329	315
Future income tax obligations	278	279
Other long-term liabilities	546	556
Total Liabilities	14,483	14,483
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	129	135
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	172	162
Treasury Stock	(1,750)	(1,575)
Accumulated deficit	(2,653)	(2,865)
Accumulated other comprehensive income (loss)	(626)	(592)
Total Shareholders' Equity (Deficit)	(4,857)	(4,870)
Noncontrolling interest	90	71
Total Equity (Deficit)	(4,767)	(4,799)
Total Liabilities and Equity (Deficit)	$9,845	$9,819

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)

Quarter Ended March 31, 2023
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$(592)	$(4,870)	$71	$(4,799)	$135
Net income	—	—	331	—	331	18	349	3
Other comprehensive income (loss), net of tax	—	—	—	(34)	(34)	2	(32)	1
Stock-based compensation and Common Stock issued under employee plans	10	—	—	—	10	—	10	—
Cash dividends declared ($0.29 per common share)	—	—	(120)	—	(120)	—	(120)	—
Repurchase of Common Shares	—	(175)	—	—	(175)	—	(175)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(1)	(1)	(8)
Acquisitions, disposals and other changes	—	—	1	—	1	—	1	(2)
Balance as of March 31, 2023	$172	$(1,750)	$(2,653)	$(626)	$(4,857)	$90	$(4,767)	$129

Quarter Ended March 31, 2022
Balance as of December 31, 2021	$119	$(725)	$(2,256)	$(763)	$(3,625)	$481	$(3,144)	$160
Net income	—	—	311	—	311	33	344	9
Other comprehensive income (loss), net of tax	—	—	—	67	67	(1)	66	(64)
Stock-based compensation and Common Stock issued under employee plans	5	—	—	—	5	—	5	—
Cash dividends declared ($0.24 per common share)	—		(102)	—	(102)	—	(102)	—
Repurchase of Common Shares	—	(200)	—	—	(200)	—	(200)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(3)	(3)	(10)
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	(1,482)	—	(1,482)	(403)	(1,885)	1,476
Acquisitions, disposals and other changes	(3)	—	—	—	(3)	—	(3)	1
Balance as of March 31, 2022	$121	$(925)	$(3,529)	$(696)	$(5,029)	$107	$(4,922)	$1,572

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Operating Activities:
Net income	$352	$353
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	47	48
Deferred income tax expense (benefit)	(2)	17
Stock compensation cost	15	13
Change in operating assets and liabilities:
Accounts receivable, net	14	(51)
Contract assets and liabilities, current	263	278
Inventories	(20)	(14)
Other current assets	(12)	56
Accounts payable	(218)	(36)
Accrued liabilities	(155)	(178)
Pension contributions	(14)	(12)
Other operating activities, net	8	30
Net cash flows provided by operating activities	278	504
Investing Activities:
Capital expenditures	(25)	(30)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(16)	(8)
Proceeds from the sale of (investments in) marketable securities	—	(7)
Receipts (payments) on settlements of derivative contracts	17	28
Other investing activities, net	3	—
Net cash flows provided by (used in) investing activities	(21)	(17)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(32)	26
Repayment of long-term debt	—	(500)
Dividends paid on Common Stock	(120)	(102)
Repurchases of Common Stock	(175)	(200)
Dividends paid to noncontrolling interest	(9)	(33)
Other financing activities, net	(5)	(14)
Net cash flows provided by (used in) financing activities	(341)	(823)
Effect of foreign exchange rate changes on cash and cash equivalents	10	(63)
Net increase (decrease) in cash, cash equivalents and restricted cash	(74)	(399)
Cash, cash equivalents and restricted cash, beginning of year	1,195	3,477
Cash, cash equivalents and restricted cash, end of period	1,121	3,078
Less: Restricted cash	4	1,843
Cash and cash equivalents, end of period	$1,117	$1,235

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of March 31, 2023 and for the quarters ended March 31, 2023 and 2022 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2022 ("2022 Form 10-K" or "Form 10-K").

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates and tighter credit conditions, as of March 31, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2023 and for the quarters ended March 31, 2023 and 2022, respectively, resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine, including, but not limited to our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2023 and for the quarter ended March 31, 2023 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situation develops and any broader implications it may have on the global economy.

Supplier Finance Programs. On January 1, 2023, we adopted ASU No. 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period.

Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. Our obligations to suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables to the financial institutions, or otherwise pledge their receivables as collateral, under these arrangements. The Company is not a party to the arrangements between the suppliers and the financial institutions, and the Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. Based on the applicable supplier agreements, the maturity dates of these supplier invoices can range between 30 and 105 days from the invoice date.

The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $404 million and $564 million as of March 31, 2023 and December 31, 2022, respectively. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

The Company or the finance institutions may terminate the agreements with advanced notice. Otis has pledged no assets in connection with its supplier finance programs.

Revision. As previously disclosed in our Form 10-Q for the quarter ended June 30, 2022, following the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2022, we identified an error in the presentation of the shares of Zardoya Otis, S.A. ("Zardoya Otis", later renamed Otis Mobility S.A.) owned by the third party Euro Syns, S.A ("Euro Syns"). Upon revisiting the accounting as of March 31, 2022, the Company determined that the shares owned by Euro Syns that were recorded in Redeemable non-controlling interest for $409 million should have been classified in Forward purchase agreement (a separate new financial statement line item within current liabilities), resulting in a net decrease in Redeemable noncontrolling interest of $409 million. The effects of these corrections are reflected in these Condensed Consolidated Financial Statements for the quarters ended March 31, 2023 and 2022, including in the Condensed Consolidated Statement of Changes in Equity for the quarter ended March 31, 2022, and will be reflected in future filings, as applicable. There was no impact of this error on the Condensed Consolidated Statement of Operations, Statement of Comprehensive Income or the Statement of Cash Flows for the quarter ended March 31, 2022.

Note 2: Earnings per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2023	2022
Net income attributable to Otis Worldwide Corporation	$331	$311
Impact of redeemable noncontrolling interest	—	—
Net income attributable to common shareholders	$331	$311

Basic weighted average number of shares outstanding	414.3	424.2
Stock awards and equity units (share equivalent)	3.5	3.5
Diluted weighted average number of shares outstanding	417.8	427.7

Earnings Per Share of Common Stock:
Basic	$0.80	$0.73
Diluted	$0.79	$0.73

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 1.1 million and 2.6 million of anti-dilutive stock awards excluded from the computation for the quarters ended March 31, 2023 and 2022, respectively.

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

Total Contract assets and Contract liabilities as of March 31, 2023 and December 31, 2022 are as follows:

(dollars in millions)	March 31, 2023	December 31, 2022
Contract assets, current	$710	$664
Total contract assets	710	664

Contract liabilities, current	2,983	2,662
Contract liabilities, non-current (included within Other long-term liabilities)	49	52
Total contract liabilities	3,032	2,714
Net contract liabilities	$2,322	$2,050

Contract assets increased by $46 million during the quarter ended March 31, 2023 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $318 million during the quarter ended March 31, 2023 primarily due to contract billings in excess of revenue earned.

In the quarters ended March 31, 2023 and 2022, we recognized revenue of $0.9 billion and $1.0 billion related to contract liabilities as of January 1, 2023 and 2022, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2023, our total RPO was $17.9 billion. Of the total RPO as of March 31, 2023, we expect 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of March 31, 2023 and December 31, 2022:

(dollars in millions)	March 31, 2023	December 31, 2022
Trade receivables	$3,203	$3,231
Unbilled receivables	133	103
Miscellaneous receivables	91	91
Customer financing notes receivable	76	84
	3,503	3,509
Less: allowance for expected credit losses	139	152
Accounts receivable, net	$3,364	$3,357

The changes in allowance for expected credit losses related to Accounts receivable, net for the quarters ended March 31, 2023 and 2022, respectively, are as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Balance as of January 1	$152	$175
Provision for expected credit losses	6	7
Write-offs charged against the allowance for expected credit losses	(20)	(2)
Foreign exchange and other	1	8
Balance as of March 31	$139	$188

Note 5: Inventories

(dollars in millions)	March 31, 2023	December 31, 2022
Raw materials and work-in-process	$180	$166
Finished goods	462	451
Total	$642	$617

Raw materials, work-in-process and finished goods are net of valuation write-downs of $97 million and $96 million as of March 31, 2023 and December 31, 2022, respectively.

Note 6: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $16 million and $8 million in the quarters ended March 31, 2023 and 2022, respectively. The acquisitions consisted of a number of acquisitions primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the quarter ended March 31, 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2023
New Equipment	$292	$—	$1	$293
Service	1,275	—	2	1,277
Total	$1,567	$—	$3	$1,570

Intangible Assets. Intangible assets cost and accumulated amortization were $2,043 million and $1,683 million, respectively, as of March 31, 2023, and $2,026 million and $1,657 million, respectively, as of December 31, 2022.

Amortization of intangible assets for the quarters ended March 31, 2023 and 2022 was $17 million and $19 million, respectively. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters ended March 31, 2023 and 2022.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2023	December 31, 2022
Commercial paper	$75	$94
Other borrowings	32	45
Total short-term borrowings	$107	$139

Commercial Paper. As of March 31, 2023, there were $75 million in borrowings outstanding under the Company's $1.5 billion commercial paper programs, including €60 million of Euro denominated commercial paper. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowings activity in 2022, refer to Note 10 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Long-term debt. On March 10, 2023, the Company entered into a new credit agreement ("Credit Agreement") with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, with an interest rate on US Dollar denominated borrowings at Otis' option of the Term Secured Overnight Financing Rate ("SOFR") plus 0.10% or a base rate, and an interest rate on Euro denominated borrowings at Otis' option of the EURIBO rate or a daily simple Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin initially is 1.25% for Term SOFR rate, EURIBO rate and daily simple ESTR rate borrowings, and 0.25% for base rate borrowings, and can fluctuate determined by reference to Otis' public debt ratings, as specified in the Credit Agreement. As of March 31, 2023, there were no borrowings under the Credit Agreement. The undrawn portion of the Credit Agreement serves as a backstop for the issuance of commercial paper. On March 10, 2023, we also terminated all commitments outstanding under the previous existing credit agreement, which was scheduled to expire on April 3, 2025.

As of March 31, 2023, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	March 31, 2023	December 31, 2022
0.000% notes due 2023 (€500 million principal value)	$539	$531
2.056% notes due 2025	1,300	1,300
0.37% notes due 2026 (¥21.5 billion principal value)	163	163
0.318% notes due 2026 (€600 million principal value)	646	638
2.293% notes due 2027	500	500
2.565% notes due 2030	1,500	1,500
0.934% notes due 2031 (€500 million principal value)	539	531
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	8	8
Total principal long-term debt	6,695	6,671
Other (discounts and debt issuance costs)	(40)	(42)
Total long-term debt	6,655	6,629
Less: current portion	539	531
Long-term debt, net of current portion	$6,116	$6,098

We may redeem the notes at our option pursuant to certain terms. For additional details regarding the Company's debt activity in 2022, refer to Note 10 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters ended March 31, 2023 and 2022 reflects the following:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Debt issuance costs amortization	$3	$3
Total interest expense on external debt	33	36

The unamortized debt issuance costs as of March 31, 2023 and December 31, 2022 were $40 million and $42 million, respectively.

The weighted average maturity of our long-term debt as of March 31, 2023 is approximately 8.3 years. The weighted average interest expense rate on our borrowings outstanding as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Short-term borrowings	3.4%	4.7%
Total long-term debt	2.0%	2.0%

The weighted average interest expense rate on our borrowings during the quarters ended March 31, 2023 and 2022 was as follows:

	Quarter Ended March 31,
	2023	2022
Short-term borrowings	4.8%	0.4%
Total long-term debt	2.0%	2.0%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Defined benefit plans	$14	$12
Defined contribution plans	19	20
Multi-employer pension and postretirement plans	34	23

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Service cost	$7	$10
Interest cost	8	4
Expected return on plan assets	(8)	(6)
Recognized actuarial net loss	—	3
Total net periodic benefit cost	$7	$11

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters ended March 31, 2023 and 2022, respectively.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of March 31, 2023, approximately 23 million shares remain available for awards under the Plan.

Stock-based Compensation Expense

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Stock-based compensation expense (Share Based)	$15	$13
Stock-based compensation expense (income) (Liability Awards)	—	(1)
Total gross stock-based compensation expense	15	12
Less: future tax benefit	2	1
Stock-based compensation expense, net of tax	$13	$11

As of March 31, 2023, following our annual grant issuance on February 7, 2023, there was approximately $101 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of March 31, 2023 and December 31, 2022.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of March 31, 2023, 436.1 million shares of Common Stock were issued, which includes 22.9 million shares of treasury stock. As of December 31, 2022, 435.6 million shares of Common Stock were issued, which included 20.8 million shares of treasury stock.

Share Repurchase Program. As of March 31, 2023, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which $1.8 billion was remaining at such time.

During the quarters ended March 31, 2023 and 2022, the Company repurchased 2.1 million and 2.6 million shares, respectively, for approximately $175 million and $200 million, respectively.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters ended March 31, 2023 and 2022 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2023
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)
Other comprehensive income (loss) before reclassifications, net	(37)	—	4	(33)
Amounts reclassified, pre-tax	—	—	(1)	(1)
Tax expense (benefit) reclassified	—	—	—	—
Balance as of March 31, 2023	$(624)	$(8)	$6	$(626)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2022
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)
Other comprehensive income (loss) before reclassifications, net	65	—	4	69
Amounts reclassified, pre-tax	—	3	(4)	(1)
Tax expense (benefit) reclassified	—	(1)	—	(1)
Balance as of March 31, 2022	$(577)	$(126)	$7	$(696)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The decrease in the effective tax rate for the quarter ended March 31, 2023, is primarily due to the impact of foreign currency on a distribution of previously taxed income and a change in the mix of earnings.

Otis conducts business globally and, as a result, Otis or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the ordinary course of business, Otis could be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Austria, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Portugal, South Korea, Spain, Switzerland, the United Kingdom, and the United States. With a few exceptions, Otis is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2010.

A subsidiary of Otis engaged in tax-related litigation in Belgium received a favorable appellate court decision in 2018. The Belgian Tax Authorities appealed the decision to the Court of Cassation (the equivalent of Supreme Court in Belgium). On December 4, 2020, the Court of Cassation overturned the decision of the appellate court and remanded the case to the appellate court for reconsideration. Following a hearing on March 20, 2023, the Antwerp Appellate Court ruled against the Company. Otis is evaluating the decision to determine if grounds for appeal exist. The associated tax and interest have been fully reserved and are included in the range below.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $20 million increase to a $340 million decrease and associated interest could change within the range of a $5 million increase to a $145 million decrease.

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

During the quarters ended March 31, 2023 and 2022, we recorded restructuring costs totaling $5 million and $14 million, respectively, for new and ongoing restructuring actions. We recorded these charges as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
New Equipment	$2	$4
Service	3	10
Total	$5	$14

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Cost of products and services sold	$2	$3
Selling, general and administrative	3	11
Total	$5	$14

The restructuring expenses incurred during the quarters ended March 31, 2023 and 2022, were primarily the result of restructuring programs initiated during 2023 and 2022. We are targeting to complete in 2023 the majority of remaining restructuring actions initiated in the quarter ended March 31, 2023 and the full year 2022, with certain utilization beyond 2023 due to legal requirements in the applicable jurisdictions. Expected total costs for the restructuring actions initiated are $71 million, including $26 million to New Equipment and $45 million to Service operating segments, respectively. Remaining costs to incur for the restructuring actions initiated are expected to be $10 million, including $3 million to New Equipment and $7 million to Service operating segments, respectively.

The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs and most will require cash payment:

(dollars in millions)
Restructuring accruals as of December 31, 2022	$41
Net restructuring costs	5
Utilization, foreign exchange and other costs	(10)
Balance as of March 31, 2023	$36

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

The average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $4.0 billion and $3.9 billion as of March 31, 2023 and December 31, 2022, respectively. The average of the notional amount of contracts hedging commodity purchases was $24 million and $20 million as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2023 and December 31, 2022:

(dollars in millions)	Balance Sheet Classification	March 31, 2023	December 31, 2022
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$3	$3
Commodity contracts	Other current assets	1	—
Foreign exchange contracts	Other assets	3	2
	Total asset derivatives	$7	$5

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(2)	$(4)
Commodity contracts	Accrued liabilities	(1)	(1)
	Total liability derivatives	$(3)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$20	$25
Commodity contracts	Other current assets	1	—
Foreign exchange contracts	Other assets	4	3
	Total asset derivatives	$25	$28

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(42)	$(20)
Commodity contracts	Accrued liabilities	(2)	(4)
Foreign exchange contracts	Other long-term liabilities	(2)	(2)
	Total liability derivatives	$(46)	$(26)

Derivatives designated as Cash flow hedging instruments. The amounts of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) were immaterial for the quarters ended March 31, 2023 and 2022, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of March 31, 2023 and December 31, 2022 are presented in the table below:

(dollars in millions)	March 31, 2023	December 31, 2022
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$6	$3

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax gain of $1 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of March 31, 2023 will mature by February 2027.

Net Investment Hedges. We have foreign-denominated long-term debt and foreign exchange forward contracts that qualify as net investment hedges. Changes in the value of these net investment hedges due to foreign currency gains or losses are deferred as foreign currency translation adjustments in Other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. We evaluate the effectiveness of the net investment hedges each quarter.

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of March 31, 2023, the net investment hedge is deemed to be effective. During the quarters ended March 31, 2023 and 2022, we recognized a loss of $1 million and a gain of $12 million, respectively, associated with this net investment hedge in Other comprehensive income (loss).

As of March 31, 2023, we have a notional amount of a foreign exchange forward contract of €95 million, which qualifies as a net investment hedge against our investments in certain European businesses. The maturity date of this derivative instrument is in 2023. As of March 31, 2023, the net investment hedge is deemed to be effective. During the quarter ended March 31, 2023, we recognized a gain of $1 million associated with this net investment hedge in Other comprehensive income (loss).

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Foreign exchange contracts	$3	$6

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were gains of $1 million and losses of $3 million in the quarters ended March 31, 2023 and 2022, respectively.

Note 14: Fair Value Measurements

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

As of March 31, 2023, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$30	$30	$—	$—
Derivative assets	32	—	32	—
Derivative liabilities	(49)	—	(49)	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$30	$30	$—	$—
Derivative assets	33	—	33	—
Derivative liabilities	(31)	—	(31)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$47	$45	$55	$53
Customer financing notes receivable, net	44	40	55	51
Short-term borrowings	(107)	(107)	(139)	(139)
Long-term debt, including current portion (excluding leases and other)	(6,687)	(5,818)	(6,663)	(5,661)
Long-term liabilities, including current portion	(222)	(197)	(222)	(197)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$45	$—	$45	$—
Customer financing notes receivable, net	40	—	40	—
Short-term borrowings	(107)	—	(107)	—
Long-term debt, including current portion (excluding leases and other)	(5,818)	—	(5,818)	—
Long-term liabilities, including current portion	(197)	—	(197)	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$53	$—	$53	$—
Customer financing notes receivable, net	51	—	51	—
Short-term borrowings	(139)	—	(139)	—
Long-term debt, including current portion (excluding leases and other)	(5,661)	—	(5,661)	—
Long-term liabilities, including current portion	(197)	—	(197)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the quarters ended March 31, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Balance as of December 31	$13	$20
Warranties	—	—
Settlements made	(1)	(4)
Foreign exchange and other	1	1
Balance as of March 31	$13	$17

The Company provides certain financial guarantees to third parties. As of March 31, 2023, Otis has stand-by letters of credit with maximum potential payment totaling $151 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of March 31, 2023, Otis has determined there are no estimated costs probable under these guarantees.

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

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $5 million as of March 31, 2023 and December 31, 2022, and is principally included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $232 million as of March 31, 2023) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $127 million as of March 31, 2023).

In August 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, our former parent United Technologies Corporation ("UTC"), now Raytheon Technologies Corporation ("RTX"), made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing in July 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. In December 2020, the local German Tax Court ruled against the Company.

On January 26, 2021, the Company filed an appeal with the German Federal Tax Court. On February 8, 2022, the Company received the decision of the German Federal Tax Court, in which the Court remanded the case for reconsideration by the local German Tax Court. Despite the remand, there is no assurance that the local German Tax Court will rule in the Company's favor, and the decision of the German Tax Office ultimately could be sustained. The local German Tax Court has scheduled a hearing for June 12, 2023, and a decision is expected later this year.

Pursuant to the Tax Matters Agreement ("TMA") with our former parent, UTC, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $48 million as of March 31, 2023), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2023. If the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended March 31, 2023 and December 31, 2022.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $21 million to $43 million as of March 31, 2023 and December 31, 2022. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $21 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $5 million, which is principally included in Other assets on our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut (the "Court") against Otis, RTX, Carrier Global Corporation ("Carrier"), each of their directors, and various incentive and deferred compensation plans in connection with the separation of Otis and Carrier from UTC (the "Separation") in April 2020. On September 13, 2021, plaintiffs filed an amended complaint against the three company defendants only. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. On September 30, 2022, in response to motions to dismiss filed by the defendants, the Court dismissed the class action in its entirety with prejudice. The plaintiffs appealed the decision on October 26, 2022. At this time, we do not believe this action will have a material adverse effect on our business, financial conditions, cash flows or results of operations.

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

Segment Information. Segment information for the quarters ended March 31, 2023 and 2022 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$1,307	$1,422	$67	$93	5.1%	6.5%
Service	2,039	1,992	476	447	23.3%	22.4%
Total segments	3,346	3,414	543	540	16.2%	15.8%
General corporate expenses and other	—	—	(30)	(14)	—	—
Total	$3,346	$3,414	$513	$526	15.3%	15.4%

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters ended March 31, 2023 and 2022.

	Quarter Ended March 31,
(dollars in millions)	2023	2022
United States Operations	$976	$977
International Operations
China	501	568
Other	1,869	1,869
Total	$3,346	$3,414

Disaggregated Sales by Type. Segment Net sales disaggregated by product and service type for the quarters ended March 31, 2023 and 2022 are as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
New Equipment	$1,307	$1,422

Maintenance and Repair	1,679	1,633
Modernization	360	359
Total Service	2,039	1,992
Total	$3,346	$3,414

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters ended March 31, 2023 and 2022.

Note 18: Accounting Pronouncements

Recent Accounting Pronouncements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early application permitted. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 effective January 1, 2023. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements, as disclosed in Note 1, "General".

Future Accounting Pronouncements.

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

Other new accounting pronouncements issued but not effective until after March 31, 2023 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters ended March 31, 2023 and 2022, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 27, 2023, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of March 31, 2023, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity and cash flows for the three-month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 3, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 27, 2023

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

The current status of significant factors affecting our business environment in 2023 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Recent Developments

Impact of Macroeconomic Developments on Our Company

Macroeconomic developments have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters ended March 31, 2023 and 2022. These macroeconomic developments include, among others, inflationary pressures, higher interest rates and most recently tighter credit conditions. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2023, as a result of the following, among other things:

•Supplier liquidity, as well as supplier and raw material capacity constraints, delays and related costs;
•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses;
•Customer liquidity constraints and related credit reserves; and
•Cancellations or delays of customer orders.

We currently do not expect any significant impact to our capital and financial resources from these macroeconomic developments, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets.

See the "Liquidity and Financial Condition" section in this Form 10-Q for further detail and Item 1A. "Risk Factors" in our Form 10-K for additional risks related to the COVID-19 pandemic, including macroeconomic risks associated therewith, and global economic, capital market and political conditions in general, and conditions in the construction and infrastructure industries in particular.

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our full year 2022 and quarter ended March 31, 2023 revenue and operating profit. As previously disclosed, we sold our business in Russia to a third party on July 27, 2022, which represented approximately 1% of both our revenue and operating profit in 2022.

We cannot predict how the conflict will evolve. If the conflict continues for a significant time or expands to other countries, it could heighten certain risks disclosed in Item 1A "Risk Factors" in our 2022 Form 10-K, including but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

For additional discussion of Otis’ ESG goals, see the discussion under “Environmental, Social and Governance (“ESG”)” in Item 1 in our 2022 Form 10-K.

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Net sales	$3,346	$3,414
Percentage change year-over-year	(2.0)%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter ended March 31, 2023 are as follows:

Components of Net sales change:	Quarter Ended March 31, 2023
Organic volume	3.6%
Foreign currency translation	(4.4)%
Acquisitions and divestitures, net	(1.2)%
Total % change	(2.0)%

The Organic volume increase of 3.6% for the quarter ended March 31, 2023 was driven by an increase in organic sales of 6.3% in Service, slightly offset by a decrease of (0.1)% in New Equipment organic sales.

The decrease in Net sales due to Acquisitions and divestitures, net is primarily the result of the sale of our Russia business in the third quarter of 2022.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Total cost of products and services sold	$2,350	$2,408
Percentage change year-over-year	(2.4)%

The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2023 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended March 31, 2023
Organic volume	3.9%
Foreign currency translation	(4.7)%
Acquisitions and divestitures, net and other	(1.6)%
Total % change	(2.4)%

The organic increase in Total cost of products and services sold for the quarter ended March 31, 2023 was primarily driven by the organic sales increases noted above and inflationary pressures, including annual wage increases and higher Service related material costs, partially mitigated by productivity.

The decrease in Total cost of products and services sold due to Acquisitions and divestitures, net is primarily the result of the sale of our Russia business in the third quarter of 2022.

Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Gross margin	$996	$1,006
Gross margin percentage	29.8%	29.5%

Gross margin percentage increased 30 basis points for the quarter ended March 31, 2023, when compared to the same period for 2022, due to the benefit from Service sales growing faster than New Equipment sales, favorable service pricing, and the benefits from productivity, partially offset by the inflationary pressures described above.

See the "Segment Review" section for discussion of operating results by segment.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Research and development	$35	$37
Percentage of Net sales	1.0%	1.1%

Research and development was relatively flat for the quarter ended March 31, 2023, when compared to the same period for 2022.

Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Selling, general and administrative	$455	$459
Percentage of Net sales	13.6%	13.4%

Selling, general and administrative expenses decreased $4 million for the quarter ended March 31, 2023, when compared to the same period in 2022, as cost containment actions, lower restructuring costs, as well as the impact from foreign exchange of $14 million for the quarter ended March 31, 2023, were partially offset by annual wage increases and higher other employment related costs.

Selling, general and administrative expenses as a percentage of Net sales increased 20 basis points for the quarter ended March 31, 2023, compared to the same period in 2022.

Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Restructuring costs	$5	$14

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

Total restructuring costs were $5 million for the quarter ended March 31, 2023 and included $4 million of costs related to 2023 actions and $1 million of costs related to 2022 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations.

The table below presents approximate cash outflows related to the restructuring actions during the quarter ended March 31, 2023, and the expected cash payments to complete the actions announced:

(dollars in millions)
Cash outflows during the quarter ended March 31, 2023	$10
Expected cash payments remaining to complete actions announced	46

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $7 million for the 2023 actions and $70 million for the 2022 actions, of which approximately $15 million was realized for the 2023 and 2022 actions during the quarter ended March 31, 2023.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Other income (expense), net	$7	$16

The change in Other Income (Expense), Net, of ($9) million for the quarter ended March 31, 2023, compared to the same period in 2022, was primarily driven by unfavorable foreign currency mark-to-market adjustments and the absence of Separation related impacts recognized during the quarter ended March 31, 2022.

Interest Expense (Income), Net

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Interest expense (income), net	$33	$37

Interest Expense (Income), Net was relatively flat in the quarter ended March 31, 2023, compared to the same period in 2022.

The average interest rate on our long-term debt for each of the quarters ended March 31, 2023 and 2022 was 2.0%. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended March 31,
	2023	2022
Effective tax rate	26.7%	27.8%

The decrease in the effective tax rate for the quarter ended March 31, 2023, is primarily due to the impact of foreign currency on a distribution of previously taxed income and a change in the mix of earnings.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Noncontrolling interest in subsidiaries' earnings	$21	$42
Net income attributable to Otis Worldwide Corporation	$331	$311

Noncontrolling interest in subsidiaries' earnings were lower for the quarter ended March 31, 2023, compared to the same period in 2022 primarily due to Otis' increased ownership in Otis Mobility (formerly Zardoya Otis) in the second quarter of 2022. For details on the results of the Tender Offer and purchases of shares of Otis Mobility not previously owned by the Company, see Note 1 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Net income attributable to Otis Worldwide Corporation increased for the quarter ended March 31, 2023, compared to the same period in 2022 as lower noncontrolling interest in subsidiaries' earnings and the benefit of a lower effective tax rate were partially offset by lower operating profit (including the impact of foreign exchange rates).

Segment Review

Summary performance for our operating segments for the quarters ended March 31, 2023 and 2022 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$1,307	$1,422	$67	$93	5.1%	6.5%
Service	2,039	1,992	476	447	23.3%	22.4%
Total segment	3,346	3,414	543	540	16.2%	15.8%
General corporate expenses and other	—	—	(30)	(14)	—	—
Total	$3,346	$3,414	$513	$526	15.3%	15.4%

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

Summary performance for New Equipment for the quarters ended March 31, 2023 and 2022 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change	Change
Net sales	$1,307	$1,422	$(115)	(8.1)%
Cost of sales	1,098	1,190	(92)	(7.7)%
	209	232	(23)	(9.9)%
Operating expenses	142	139	3	2.2%
Operating profit	$67	$93	$(26)	(28.0)%
Operating profit margin	5.1%	6.5%

Summary analysis of the Net sales change for New Equipment for the quarter ended March 31, 2023 compared with the quarter ended March 31, 2022 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2023
Organic volume	(0.1)%
Foreign currency translation	(4.8)%
Acquisitions/Divestitures, net and Other	(3.2)%
Total % change	(8.1)%

Quarter Ended March 31, 2023

Net sales

Organic sales declined (0.1)% as high-single digit organic sales growth in EMEA was offset by mid-single digit decline in the Americas and low-single digit decline in Asia, as strong performance in Asia Pacific was offset by a decline in China.

The decrease in Net sales due to Acquisitions/Divestitures, net and Other is primarily the result of the sale of our Russia business in the third quarter of 2022.

Operating profit

New Equipment operating profit decreased $(26) million including foreign exchange headwinds of $(5) million. Unfavorable regional and product mix were partially offset by favorable productivity. Operating margin decreased 140 basis points.

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

Summary performance for Service for the quarters ended March 31, 2023 and 2022 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change	Change
Net sales	$2,039	$1,992	$47	2.4%
Cost of sales	1,252	1,218	34	2.8%
	787	774	13	1.7%
Operating expenses	311	327	(16)	(4.9)%
Operating profit	$476	$447	$29	6.5%
Operating profit margin	23.3%	22.4%

Summary analysis of Service Net sales change for the quarter ended March 31, 2023 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2023
Organic volume	6.3%
Foreign currency translation	(4.1)%
Acquisitions/Divestitures, net	0.2%
Total % change	2.4%

Quarter Ended March 31, 2023

Net sales

The organic sales increase of 6.3% is due to organic sales increases in maintenance and repair of 7.0% and modernization of 3.3%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	7.0%	3.3%
Foreign currency translation	(4.4)%	(3.8)%
Acquisitions/Divestitures, net	0.2%	0.8%
Total % change	2.8%	0.3%

Operating profit

Service operating profit increased $29 million with higher volume of $43 million offset by foreign exchange headwinds of $(20) million. Favorable pricing on maintenance contracts and productivity, were partially offset by annual wage increases and other inflationary pressures, including higher material costs. Operating profit was also impacted by lower restructuring costs. Operating margin increased 90 basis points.

General Corporate Expenses and Other

	Quarter Ended March 31,
(dollars in millions)	2023	2022
General corporate expenses and other	$(30)	$(14)

General corporate expenses and other for the quarter ended March 31, 2023 increased $16 million compared to the same quarter in 2022, primarily due to unfavorable foreign currency mark-to-market adjustments and higher corporate costs.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,117	$1,189
Total debt	6,762	6,768
Net debt (total debt less cash and cash equivalents)	5,645	5,579
Total equity	(4,767)	(4,799)
Total capitalization (total debt plus total equity)	1,995	1,969
Net capitalization (total debt plus total equity less cash and cash equivalents)	878	780

Total debt to total capitalization	339%	344%
Net debt to net capitalization	643%	715%

As of March 31, 2023, we had cash and cash equivalents of approximately $1.1 billion, of which approximately 97% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of March 31, 2023 and December 31, 2022, the amount of such restricted cash was approximately $4 million and $6 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of March 31, 2023 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including recent tightening of credit markets. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

As of March 31, 2023, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility. As of March 31, 2023, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

There were no long-term debt issuances for the quarter ended March 31, 2023. The Company redeemed the $500 million floating notes originally due in 2023 during the quarter ended March 31, 2022. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

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

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which $175 million had been utilized as of March 31, 2023. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statement of Cash Flows.

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$278	$504
Investing activities	(21)	(17)
Financing activities	(341)	(823)
Effect of foreign exchange rate changes on cash and cash equivalents	10	(63)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(74)	$(399)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by operating activities was primarily driven by working capital balances during the periods, including a larger decrease in Accounts payable in the quarter ended March 31, 2023 compared to the same period in 2022, due to the timing of payments to suppliers and higher balances due as of December 31, 2022 compared to December 31, 2021.

During the quarter ended March 31, 2023, net cash provided by operating activities was $278 million. The primary driver of the inflow related to $352 million of net income and changes in Contract assets, current and Contract liabilities, current, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by a decrease in Accounts payable due to the timing of payments to suppliers and a decrease in Accrued liabilities due to the timing of payments, including employee-related benefits and interest.

During the quarter ended March 31, 2022, net cash provided by operating activities was $504 million. The primary driver of the inflow related to $353 million of net income and changes in Contract assets, current and Contract liabilities, current, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by a decrease in Accrued liabilities due to the timing of payments of employee-related benefits, interest and income taxes, as well as an increase in Accounts receivable, net, due to the timing of billings.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts. During the quarter ended March 31, 2023, net cash used in investing activities was $21 million. The primary driver of the outflow related to $25 million of capital expenditures and $16 million acquisitions of businesses and intangible assets, partially offset by $17 million of net cash receipts from the settlement of derivative instruments. During the quarter ended March 31, 2022, net cash used in investing activities was $17 million. The primary driver of the outflow related to $30 million of capital expenditures, $8 million acquisitions of businesses and intangible assets and $7 million investments in marketable securities, partially offset by $28 million of net cash receipts from the settlement of derivative instruments.

As discussed in Note 13 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency and commodity price exposures.

Financing activities

Cash flows from financing activities primarily represent inflows and outflows associated with equity and borrowings. Primary activities include short-term and long-term borrowing activity, paying dividends to shareholders, the repurchase of our Common Stock and dividends or other payments to noncontrolling interests. During the quarter ended March 31, 2023, net cash used in financing activities was $341 million. The primary drivers of the outflow were the repurchases of our Common Stock of $175 million and dividends paid on our Common Stock of $120 million. During the quarter ended March 31, 2022, net cash used in financing activities was $823 million. The primary drivers of the outflow were the repayments of long-term debt of $500 million, repurchases of our Common Stock of $200 million and dividends paid on our Common Stock of $102 million.

For additional discussion of borrowings activity, see Note 7 to the Condensed Consolidated Financial Statements.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2023 Euro Notes, the 2026 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. (“Highland”), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 10: Borrowings and Lines of Credit" in Item 8 in our 2022 Form 10-K, for additional information.

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

The following tables set forth the summarized financial information as of and for the quarter ended March 31, 2023 and as of December 31, 2022 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Quarter Ended March 31, 2023
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	2
Income from consolidated subsidiaries	60
Income (loss) from operations excluding income from consolidated subsidiaries	(2)
Net income (loss) excluding income from consolidated subsidiaries	(28)

(dollars in millions)	March 31, 2023	December 31, 2022
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$111	$94
Current assets (intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets, investments in consolidated subsidiaries	1,236	1,236
Noncurrent assets (excluding investments in consolidated subsidiaries)	44	45
Current liabilities (intercompany payables to non-guarantor subsidiaries)	3,383	3,090
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	144	166
Noncurrent liabilities	5,188	5,186

(dollars in millions)	Quarter Ended March 31, 2023
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	—
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(21)

(dollars in millions)	March 31, 2023	December 31, 2022
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (intercompany receivables from non-guarantor subsidiaries)	1	195
Noncurrent assets (investments in consolidated subsidiaries)	15,716	12,524
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	581	572
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	382	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	542	532
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,177	1,160
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,244	—

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of March 31, 2023, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter ended March 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Otis and its businesses operate and any changes therein, including financial market conditions, fluctuations in commodity prices, and other inflationary pressures, interest rates and foreign currency exchange rates, levels of end market demand in construction, pandemic health issues (including COVID-19 and variants thereof and the ongoing economic recovery therefrom and their effects on, among other things, global supply, demand and distribution), natural disasters, whether as a result of climate change or otherwise, and the financial condition of Otis’ customers and suppliers;
•the effect of changes in political conditions in the U.S. and other countries in which Otis and its businesses operate, including the effects of the ongoing conflict between Russia and Ukraine and increased tensions between the U.S. and China, on general market conditions, commodity costs, global trade policies and related sanctions and export controls, and currency exchange rates in the near term and beyond;
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;
•future levels of indebtedness, capital spending and research and development spending;
•future availability of credit and factors that may affect such availability or costs, credit market conditions, including the recent tightening of credit conditions, and Otis’ capital structure;
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
•the determination by the Internal Revenue Service and other tax authorities that the distribution or certain related transactions in connection with the Separation should be treated as taxable transactions; and
•our obligations and our disputes that have or may hereafter arise under the agreements we entered into with RTX and Carrier in connection with the Separation.

These and other factors are more fully discussed in the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 1: General" and "Note 16: Contingent Liabilities" and in "Management's Discussion and Analysis of Financial

Condition and Results of Operations" in this Form 10-Q and in our 2022 Form 10-K under the headings "Item 1. Business", "Item 1A. Risk Factors", "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" under the headings "Note 1: Business Overview" and "Note 22: Contingent Liabilities" and elsewhere in each of these filings. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Item 3 "Legal Proceedings" in our 2022 Form 10-K.

Item 1A. Risk Factors

Additional information regarding risk factors can be found under "Recent Developments" in the "Business Overview" and "Cautionary Note Concerning Factors That May Affect Future Results" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Except as otherwise noted above, there have been no material changes in the Company's risk factors from those disclosed in Item 1A "Risk Factors", in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2023	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	—	$—	—	$2,000
February 1 - February 28	1,027	83.70	1,027	$1,914
March 1 - March 31	1,047	85.10	1,047	$1,825
Total	2,074	$84.41	2,074

(1)     Average price paid per share includes costs associated with the repurchases.

On December 1, 2022, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock. As of March 31, 2023, the maximum dollar value of shares that may yet be purchased under this current program was $1.8 billion. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Revolving Credit Agreement, dated as of March 10, 2023, by and among Otis Worldwide Corporation, as borrower, Otis Intercompany Lending Designated Activity Company, as subsidiary borrower, each other subsidiary borrower party thereto, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.01 of Otis' Current Report on Form 8-K (Commission File No. 001-39221) filed with the SEC on March 20, 2023.

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2023 and 2022, (iii) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Equity for the quarters ended March 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	April 27, 2023	by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 27, 2023	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)