Form 10-Q
period 2023-06-30
Otis Worldwide Corp
filed 2023-07-27
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 14, 2023 there were 411,744,999 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2023

Otis Worldwide Corporation's and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of Otis Worldwide Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," "the Company" or "Otis," unless the context otherwise requires, mean Otis Worldwide Corporation and its subsidiaries. References to Internet websites in this Form 10-Q are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2023	2022
Net sales:
Product sales	$1,604	$1,534
Service sales	2,116	1,954
	3,720	3,488
Costs and expenses:
Cost of products sold	1,328	1,291
Cost of services sold	1,309	1,214
Research and development	36	38
Selling, general and administrative	479	439
	3,152	2,982
Other income (expense), net	12	(19)
Operating profit	580	487
Non-service pension cost (benefit)	1	1
Interest expense (income), net	37	35
Net income before income taxes	542	451
Income tax expense	135	103
Net income	407	348
Less: Noncontrolling interest in subsidiaries' earnings	31	27
Net income attributable to Otis Worldwide Corporation	$376	$321

Earnings per share (Note 2):
Basic	$0.91	$0.76
Diluted	$0.90	$0.76

Weighted average number of shares outstanding:
Basic shares	412.7	421.4
Diluted shares	416.0	424.2

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2023	2022
Net sales:
Product sales	$2,911	$2,956
Service sales	4,155	3,946
	7,066	6,902
Costs and expenses:
Cost of products sold	2,426	2,481
Cost of services sold	2,561	2,432
Research and development	71	75
Selling, general and administrative	934	898
	5,992	5,886
Other income (expense), net	19	(3)
Operating profit	1,093	1,013
Non-service pension cost (benefit)	1	1
Interest expense (income), net	70	72
Net income before income taxes	1,022	940
Income tax expense	263	239
Net income	759	701
Less: Noncontrolling interest in subsidiaries' earnings	52	69
Net income attributable to Otis Worldwide Corporation	$707	$632

Earnings per share (Note 2):
Basic	$1.71	$1.49
Diluted	$1.70	$1.48

Weighted average number of shares outstanding:
Basic shares	413.5	422.8
Diluted shares	416.9	425.9

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net income	$407	$348	$759	$701
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(70)	(95)	(104)	(95)
Pension and postretirement benefit plan adjustments	—	2	—	4
Change in unrealized cash flow hedging	(6)	—	(3)	—
Other comprehensive income (loss), net of tax	(76)	(93)	(107)	(91)
Comprehensive income (loss), net of tax	331	255	652	610
Less: Comprehensive (income) loss attributable to noncontrolling interest	(18)	14	(42)	37
Comprehensive income attributable to Otis Worldwide Corporation	$313	$269	$610	$647

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,219	$1,189
Accounts receivable (net of allowance for expected credit losses of $143 and $152)	3,497	3,357
Contract assets	735	664
Inventories	640	617
Other current assets	326	316
Total Current Assets	6,417	6,143
Future income tax benefits	284	285
Fixed assets (net of accumulated depreciation of $1,205 and $1,151)	715	719
Operating lease right-of-use assets	438	449
Intangible assets, net	355	369
Goodwill	1,579	1,567
Other assets	347	287
Total Assets	$10,135	$9,819
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$746	$670
Accounts payable	1,744	1,717
Accrued liabilities	1,779	1,794
Contract liabilities	2,889	2,662
Total Current Liabilities	7,158	6,843
Long-term debt	6,117	6,098
Future pension and postretirement benefit obligations	398	392
Operating lease liabilities	308	315
Future income tax obligations	278	279
Other long-term liabilities	501	556
Total Liabilities	14,760	14,483
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	126	135
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	183	162
Treasury Stock	(1,927)	(1,575)
Accumulated deficit	(2,419)	(2,865)
Accumulated other comprehensive income (loss)	(689)	(592)
Total Shareholders' Equity (Deficit)	(4,852)	(4,870)
Noncontrolling interest	101	71
Total Equity (Deficit)	(4,751)	(4,799)
Total Liabilities and Equity (Deficit)	$10,135	$9,819

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)

Quarter Ended June 30, 2023
Balance as of March 31, 2023	$172	$(1,750)	$(2,653)	$(626)	$(4,857)	$90	$(4,767)	$129
Net income	—	—	376	—	376	29	405	2
Other comprehensive income (loss), net of tax	—	—	—	(63)	(63)	(7)	(70)	(6)
Stock-based compensation and Common Stock issued under employee plans	11	—	(1)	—	10	—	10	—
Cash dividends declared ($0.34 per common share)	—	—	(141)	—	(141)	—	(141)	—
Repurchase of Common Shares	—	(177)	—	—	(177)	—	(177)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(8)	(8)	(1)
Acquisitions, disposals and other changes	—	—	—	—	—	(3)	(3)	2
Balance as of June 30, 2023	$183	$(1,927)	$(2,419)	$(689)	$(4,852)	$101	$(4,751)	$126

Quarter Ended June 30, 2022
Balance as of March 31, 2022	$121	$(925)	$(3,529)	$(696)	$(5,029)	$107	$(4,922)	$1,572
Net income	—	—	321	—	321	25	346	2
Other comprehensive income (loss), net of tax, and foreign currency reclassifications (Note 10)	—	—	—	(52)	(52)	(7)	(59)	(34)
Stock-based compensation and Common Stock issued under employee plans	14	—	(1)	—	13	—	13	—
Cash dividends declared ($0.29 per common share)	—	—	(122)	—	(122)	—	(122)	—
Repurchase of Common Shares	—	(200)	—	—	(200)	—	(200)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(9)	(9)	(1)
Acquisitions, disposals and other changes	(14)	—	86	—	72	(7)	65	(1,403)
Balance as of June 30, 2022	$121	$(1,125)	$(3,245)	$(748)	$(4,997)	$109	$(4,888)	$136

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest

(dollars in millions, except per share amounts)

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$(592)	$(4,870)	$71	$(4,799)	$135
Net income	—	—	707	—	707	47	754	5
Other comprehensive income (loss), net of tax	—	—	—	(97)	(97)	(5)	(102)	(5)
Stock-based compensation and Common Stock issued under employee plans	21	—	(1)	—	20	—	20	—
Common Stock issued under employee plans	—	—	—	—	—	—	—	—
Cash dividends declared ($0.63 per common share)	—	—	(261)	—	(261)	—	(261)	—
Repurchase of Common Shares	—	(352)	—	—	(352)	—	(352)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(9)	(9)	(9)
Acquisitions, disposals and other changes	—	—	1	—	1	(3)	(2)	—
Balance as of June 30, 2023	$183	$(1,927)	$(2,419)	$(689)	$(4,852)	$101	$(4,751)	$126

Six Months Ended June 30, 2022
Balance as of December 31, 2021	$119	$(725)	$(2,256)	$(763)	$(3,625)	$481	$(3,144)	$160
Net income	—	—	632	—	632	58	690	11
Other comprehensive income (loss), net of tax, and foreign currency reclassifications (Note 10)	—	—	—	15	15	(8)	7	(98)
Stock-based compensation and Common Stock issued under employee plans	19	—	(1)	—	18	—	18	—
Cash dividends declared ($0.53 per common share)	—	—	(224)	—	(224)	—	(224)	—
Repurchase of Common Shares	—	(400)	—	—	(400)	—	(400)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(12)	(12)	(11)
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	(1,482)	—	(1,482)	(403)	(1,885)	1,476
Acquisitions, disposals and other changes	(17)	—	86	—	69	(7)	62	(1,402)
Balance as of June 30, 2022	$121	$(1,125)	$(3,245)	$(748)	$(4,997)	$109	$(4,888)	$136

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Operating Activities:
Net income	$759	$701
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	99	97
Deferred income tax expense (benefit)	(16)	6
Stock compensation cost	34	28
Change in operating assets and liabilities:
Accounts receivable, net	(204)	(104)
Contract assets and liabilities, current	154	134
Inventories	(21)	(39)
Other current assets	(38)	—
Accounts payable	43	135
Accrued liabilities	(85)	(140)
Pension contributions	(24)	(21)
Other operating activities, net	23	60
Net cash flows provided by operating activities	724	857
Investing Activities:
Capital expenditures	(62)	(57)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(20)	(28)
Proceeds from the sale of (investments in) marketable securities	—	(7)
Receipts (payments) on settlements of derivative contracts	(13)	78
Other investing activities, net	4	4
Net cash flows provided by (used in) investing activities	(91)	(10)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	57	57
Repayment of long-term debt	—	(500)
Dividends paid on Common Stock	(261)	(224)
Repurchases of Common Stock	(350)	(400)
Dividends paid to noncontrolling interest	(15)	(41)
Acquisition of Zardoya Otis shares	—	(1,802)
Other financing activities, net	(16)	(27)
Net cash flows provided by (used in) financing activities	(585)	(2,937)
Effect of exchange rate changes on cash and cash equivalents	(16)	(122)
Net increase (decrease) in cash, cash equivalents and restricted cash	32	(2,212)
Cash, cash equivalents and restricted cash, beginning of year	1,195	3,477
Cash, cash equivalents and restricted cash, end of period	1,227	1,265
Less: Restricted cash	8	13
Less: Cash and cash equivalents held for sale included in Other current assets (Note 6)	—	34
Cash and cash equivalents, end of period	$1,219	$1,218
See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of June 30, 2023 and for the quarters and six months ended June 30, 2023 and 2022 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2022 ("2022 Form 10-K" or "Form 10-K").

Unless the context otherwise requires, references to "Otis," "we," "us," "our" and "the Company" refer to Otis Worldwide Corporation and its subsidiaries.

There have been no changes to the Company's significant accounting policies described in the Company's 2022 Form 10-K that have a material impact on the Company's Condensed Consolidated Financial Statements and the related notes. Certain amounts presented in the prior period have been reclassified to conform to the current period presentation, which are immaterial.

Use of Estimates. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates and tighter credit conditions, as of June 30, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of June 30, 2023 and for the quarters and six months ended June 30, 2023 and 2022, respectively, resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine, including, but not limited to our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of June 30, 2023 and for the quarters and six months ended June 30, 2023 and 2022, respectively, resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situation develops and any broader implications it may have on the global economy.

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

The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $577 million and $564 million as of June 30, 2023 and December 31, 2022, respectively. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

The Company or the finance institutions may terminate the agreements with advanced notice. Otis has pledged no assets in connection with its supplier finance programs.

Note 2: Earnings per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2023	2022	2023	2022
Net income attributable to Otis Worldwide Corporation	$376	$321	$707	$632
Impact of redeemable noncontrolling interest	—	—	—	—
Net income attributable to common shareholders	$376	$321	$707	$632

Basic weighted average number of shares outstanding	412.7	421.4	413.5	422.8
Stock awards and equity units (share equivalent)	3.3	2.8	3.4	3.1
Diluted weighted average number of shares outstanding	416.0	424.2	416.9	425.9

Earnings Per Share of Common Stock:
Basic	$0.91	$0.76	$1.71	$1.49
Diluted	$0.90	$0.76	$1.70	$1.48

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 1.1 million and 2.7 million of anti-dilutive stock awards excluded from the computation for the quarters ended June 30, 2023 and 2022, respectively, and 1.1 million and 2.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

Total Contract assets and Contract liabilities as of June 30, 2023 and December 31, 2022 are as follows:

(dollars in millions)	June 30, 2023	December 31, 2022
Contract assets, current	$735	$664
Total contract assets	735	664

Contract liabilities, current	2,889	2,662
Contract liabilities, non-current (included within Other long-term liabilities)	45	52
Total contract liabilities	2,934	2,714
Net contract liabilities	$2,199	$2,050

Contract assets increased by $71 million during the six months ended June 30, 2023 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $220 million during the six months ended June 30, 2023 primarily due to contract billings in excess of revenue earned.

In the six months ended June 30, 2023 and 2022, we recognized revenue of $1.5 billion and $1.6 billion related to contract liabilities as of January 1, 2023 and 2022, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of June 30, 2023, our total RPO was $18.3 billion. Of the total RPO as of June 30, 2023, we expect approximately 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of June 30, 2023 and December 31, 2022:

(dollars in millions)	June 30, 2023	December 31, 2022
Trade receivables	$3,353	$3,231
Unbilled receivables	129	103
Miscellaneous receivables	91	91
Customer financing notes receivable	67	84
	3,640	3,509
Less: allowance for expected credit losses	143	152
Accounts receivable, net	$3,497	$3,357

The changes in allowance for expected credit losses related to Accounts receivable, net for the six months ended June 30, 2023 and 2022, respectively, are as follows:

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Balance as of January 1	$152	$175
Provision for expected credit losses	18	4
Write-offs charged against the allowance for expected credit losses	(25)	(13)
Foreign exchange and other	(2)	—
Balance as of June 30	$143	$166

Note 5: Inventories

(dollars in millions)	June 30, 2023	December 31, 2022
Raw materials and work-in-process	$168	$166
Finished goods	472	451
Total	$640	$617

Raw materials, work-in-process and finished goods are net of valuation write-downs of $95 million and $96 million as of June 30, 2023 and December 31, 2022, respectively.

Note 6: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $20 million and $28 million in the six months ended June 30, 2023 and 2022, respectively. The acquisitions consisted of a number of acquisitions primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the six months ended June 30, 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2023
New Equipment	$292	$—	$1	$293
Service	1,275	5	6	1,286
Total	$1,567	$5	$7	$1,579

Intangible Assets. Intangible assets cost and accumulated amortization were $2,052 million and $1,697 million, respectively, as of June 30, 2023, and $2,026 million and $1,657 million, respectively, as of December 31, 2022.

Amortization of intangible assets for the quarter and six months ended June 30, 2023 was $17 million and $34 million, respectively, compared to $18 million and $37 million for the same periods in 2022. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters and six months ended June 30, 2023 and 2022.

Held For Sale Assets and Liabilities. As of June 30, 2023 and December 31, 2022, assets held for sale were $11 million and $9 million, respectively, and are included in Other current assets in the Condensed Consolidated Balance Sheets.

In June 2022, we entered into an agreement to sell our business in Russia to a third party. As of June 30, 2022, our operations in Russia were classified as assets and liabilities held for sale, and the Company recorded an impairment loss of $18 million related to the net assets in Other expense (income), net in the Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2022.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	June 30, 2023	December 31, 2022
Commercial paper	$156	$94
Other borrowings	44	45
Total short-term borrowings	$200	$139

Commercial Paper. As of June 30, 2023, there were $156 million in borrowings outstanding under the Company's $1.5 billion commercial paper programs, including €30 million of Euro denominated commercial paper. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowing activity in 2022, refer to Note 10 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Long-term debt. On March 10, 2023, the Company entered into a new credit agreement ("Credit Agreement") with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility, with an interest rate on US Dollar denominated borrowings at Otis' option of the Term Secured Overnight Financing Rate ("SOFR") plus 0.10% or a base rate, and an interest rate on Euro denominated borrowings at Otis' option of the EURIBO rate or a daily simple Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin initially is 1.25% for Term SOFR rate, EURIBO rate and daily simple ESTR rate borrowings, and 0.25% for base rate borrowings, and can fluctuate determined by reference to Otis' public debt ratings, as specified in the Credit Agreement. As of June 30, 2023, there were no borrowings under the Credit Agreement. The undrawn portion of the Credit Agreement serves as a backstop for the issuance of commercial paper. On March 10, 2023, we also terminated all commitments outstanding under the previous existing credit agreement, which was scheduled to expire on April 3, 2025.

As of June 30, 2023, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	June 30, 2023	December 31, 2022
0.000% notes due 2023 (€500 million principal value)	$546	$531
2.056% notes due 2025	1,300	1,300
0.37% notes due 2026 (¥21.5 billion principal value)	150	163
0.318% notes due 2026 (€600 million principal value)	655	638
2.293% notes due 2027	500	500
2.565% notes due 2030	1,500	1,500
0.934% notes due 2031 (€500 million principal value)	546	531
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	4	8
Total principal long-term debt	6,701	6,671
Other (discounts and debt issuance costs)	(38)	(42)
Total long-term debt	6,663	6,629
Less: current portion	546	531
Long-term debt, net of current portion	$6,117	$6,098

We may redeem the notes at our option pursuant to certain terms. For additional details regarding the Company's debt activity in 2022, refer to Note 10 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2023 and 2022 reflects the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Debt issuance costs amortization	$2	$2	$4	$5
Total interest expense on external debt	34	35	67	71

The unamortized debt issuance costs as of June 30, 2023 and December 31, 2022 were $38 million and $42 million, respectively.

The weighted average maturity of our long-term debt as of June 30, 2023 is approximately 8.1 years. The weighted average interest expense rate on our borrowings outstanding as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Short-term borrowings	5.0%	4.7%
Total long-term debt	2.0%	2.0%

The weighted average interest expense rate on our borrowings during the quarters and six months ended June 30, 2023 and 2022 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Short-term borrowings	4.9%	1.1%	4.9%	0.7%
Total long-term debt	2.0%	2.0%	2.0%	2.0%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Defined benefit plans	$10	$9	$24	$21
Defined contribution plans	15	15	34	35
Multi-employer pension and postretirement plans	41	38	75	61

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Service cost	$8	$10	$15	$20
Interest cost	8	5	16	9
Expected return on plan assets	(8)	(7)	(16)	(13)
Recognized actuarial net loss	—	2	—	5
Total net periodic benefit cost	$8	$10	$15	$21

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and six months ended June 30, 2023 and 2022, respectively.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of June 30, 2023, approximately 23 million shares remain available for awards under the Plan.

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

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Stock-based compensation expense (Share Based)	$19	$15	$34	$28
Stock-based compensation expense (income) (Liability Awards)	—	—	—	(1)
Total gross stock-based compensation expense	19	15	34	27
Less: future tax benefit	2	2	4	3
Stock-based compensation expense, net of tax	$17	$13	$30	$24

As of June 30, 2023, following our annual grant issuance on February 7, 2023, there was approximately $91 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of June 30, 2023 and December 31, 2022.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of June 30, 2023, 436.7 million shares of Common Stock were issued, which includes 25.0 million shares of Treasury Stock. As of December 31, 2022, 435.6 million shares of Common Stock were issued, which included 20.8 million shares of Treasury Stock.

Treasury Stock. As of June 30, 2023, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which approximately $1.7 billion was remaining at such time.

During the quarter and six months ended June 30, 2023, the Company repurchased 2.1 million and 4.2 million shares, respectively, for approximately $175 million and $350 million, respectively, compared to 2.7 million and 5.3 million shares in the same periods of 2022 for $200 million and $400 million, respectively. Beginning January 1, 2023, share repurchases in excess of issuance are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets as of June 30, 2023.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters and six months ended June 30, 2023 and 2022 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2023
Balance as of March 31, 2023	$(624)	$(8)	$6	$(626)
Other comprehensive income (loss) before reclassifications, net	(58)	—	(12)	(70)
Amounts reclassified, pre-tax	1	—	8	9
Tax benefit reclassified	—	—	(2)	(2)
Balance as of June 30, 2023	$(681)	$(8)	$—	$(689)

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)
Other comprehensive income (loss) before reclassifications, net	(95)	—	(8)	(103)
Amounts reclassified, pre-tax	1	—	7	8
Tax benefit reclassified	—	—	(2)	(2)
Balance as of June 30, 2023	$(681)	$(8)	$—	$(689)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2022
Balance as of March 31, 2022	$(577)	$(126)	$7	$(696)
Other comprehensive income (loss) before reclassifications, net	15	—	(1)	14
Amounts reclassified upon change in Otis' share of Zardoya Otis ownership	(69)	—	—	(69)
Amounts reclassified, pre-tax	—	2	1	3
Balance as of June 30, 2022	$(631)	$(124)	$7	$(748)

Six Months Ended June 30, 2022
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)
Other comprehensive income (loss) before reclassifications, net	80	—	3	83
Amounts reclassified upon change in Otis' share of Zardoya Otis ownership	(69)	—	—	(69)
Amounts reclassified, pre-tax	—	5	(3)	2
Tax benefit reclassified	—	(1)	—	(1)
Balance as of June 30, 2022	$(631)	$(124)	$7	$(748)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The increase in the effective tax rate for the quarter and six months ended June 30, 2023, is primarily due to the absence of a tax reserve release related to a forward transfer pricing agreement with a European tax authority and the elimination of Base Erosion Anti Abuse Tax in the U.S., both recorded in the quarter ended June 30, 2022. This is partially offset by lower forecasted tax cost on repatriation in 2023.

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

A subsidiary of Otis engaged in tax-related litigation in Belgium received a favorable appellate court decision in 2018. The Belgian Tax Authorities appealed the decision to the Court of Cassation (the equivalent of Supreme Court in Belgium). On December 4, 2020, the Court of Cassation overturned the decision of the appellate court and remanded the case to the appellate court for reconsideration. Following a hearing on March 20, 2023, the Antwerp Appellate Court ruled against the Company. Otis will complete its evaluation of whether to appeal the decision in the quarter ending September 30, 2023. The associated tax and interest have been fully reserved and are included in the range below.

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

During the quarters and six months ended June 30, 2023 and 2022, we recorded restructuring costs for new and ongoing restructuring actions as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
New Equipment	$3	$12	$5	$16
Service	7	13	10	23
Total	$10	$25	$15	$39

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Cost of products and services sold	$—	$11	$2	$14
Selling, general and administrative	10	14	13	25
Total	$10	$25	$15	$39

The restructuring expenses incurred during the quarter and six months ended June 30, 2023 and 2022, were primarily the result of restructuring programs initiated during 2023 and 2022. We are targeting to complete in 2023 the majority of remaining restructuring actions initiated in the quarter and six months ended June 30, 2023 and the full year 2022, with certain utilization beyond 2023 due to legal requirements in the applicable jurisdictions. Expected total costs for the restructuring actions initiated are $98 million, including $34 million to New Equipment and $64 million to Service operating segments, respectively. Remaining costs to incur for the restructuring actions initiated are expected to be $27 million, including $7 million to New Equipment and $20 million to Service operating segments, respectively.

The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs and most will require cash payment:

(dollars in millions)
Restructuring accruals as of December 31, 2022	$41
Net restructuring costs	15
Utilization, foreign exchange and other costs	(20)
Balance as of June 30, 2023	$36

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $4.0 billion and $3.9 billion as of June 30, 2023 and December 31, 2022, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $26 million and $20 million as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of June 30, 2023 and December 31, 2022:

(dollars in millions)	Balance Sheet Classification	June 30, 2023	December 31, 2022
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$2	$3
Foreign exchange contracts	Other assets	3	2
	Total asset derivatives	$5	$5

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(5)	$(4)
Commodity contracts	Accrued liabilities	(1)	(1)
Foreign exchange contracts	Other long-term liabilities	(1)	—
	Total liability derivatives	$(7)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$14	$25
Foreign exchange contracts	Other assets	2	3
	Total asset derivatives	$16	$28

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(48)	$(20)
Commodity contracts	Accrued liabilities	(1)	(4)
Foreign exchange contracts	Other long-term liabilities	(3)	(2)
	Total liability derivatives	$(52)	$(26)

Derivatives designated as Cash flow hedging instruments. The amounts of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) were immaterial for the quarters and six months ended June 30, 2023 and 2022, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of June 30, 2023 and December 31, 2022 are presented in the table below:

(dollars in millions)	June 30, 2023	December 31, 2022
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$—	$3

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax loss of $3 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of June 30, 2023 will mature by February 2027.

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

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses. As of June 30, 2023, the net investment hedge is deemed to be effective. During the quarter and six months ended June 30, 2023, we recognized gains of $12 million and $13 million, respectively, compared to gains of $18 million and $30 million, respectively, in the same periods of 2022, associated with this net investment hedge in Other comprehensive income (loss).

During the six months ended June 30, 2023, we had a notional amount of a foreign exchange forward contract of €95 million, which qualified as a net investment hedge against our investments in certain European businesses. This derivative instrument matured during the quarter ended June 30, 2023 and the net investment hedge was deemed to be effective until maturity. During the quarter and six months ended June 30, 2023, we recognized a loss of less than $1 million and a gain of $1 million, respectively, associated with this net investment hedge in Other comprehensive income (loss).

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Foreign exchange contracts	$9	$(3)	$12	$3

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were losses of $10 million and $8 million in the quarter and six months ended June 30, 2023, respectively, compared to losses of $4 million and $7 million in the same periods of 2022, respectively.

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

As of June 30, 2023, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The fair values of the current portion of the Company's financial instruments that are not carried at fair value approximated their carrying values because of the short-term nature of the current portion. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our notes, as described in Note 7, "Borrowings and Lines of Credit," are measured at fair value using closing bond prices from active markets.

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$32	$32	$—	$—
Derivative assets	21	—	21	—
Derivative liabilities	(59)	—	(59)	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$30	$30	$—	$—
Derivative assets	33	—	33	—
Derivative liabilities	(31)	—	(31)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$53	$49	$55	$53
Customer financing notes receivable, net	34	31	55	51
Short-term borrowings	(200)	(200)	(139)	(139)
Long-term debt, including current portion (excluding leases and other)	(6,697)	(5,791)	(6,663)	(5,661)
Long-term liabilities, including current portion	(197)	(180)	(222)	(197)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$49	$—	$49	$—
Customer financing notes receivable, net	31	—	31	—
Short-term borrowings	(200)	—	(200)	—
Long-term debt, including current portion (excluding leases and other)	(5,791)	—	(5,791)	—
Long-term liabilities, including current portion	(180)	—	(180)	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$53	$—	$53	$—
Customer financing notes receivable, net	51	—	51	—
Short-term borrowings	(139)	—	(139)	—
Long-term debt, including current portion (excluding leases and other)	(5,661)	—	(5,661)	—
Long-term liabilities, including current portion	(197)	—	(197)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the six months ended June 30, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Balance as of December 31	$13	$20
Warranties	2	—
Settlements made	(3)	(6)
Foreign exchange and other	1	—
Balance as of June 30	$13	$14

The Company provides certain financial guarantees to third parties. As of June 30, 2023, Otis has stand-by letters of credit with maximum potential payment totaling $131 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of June 30, 2023, Otis has determined there are no estimated costs probable under these guarantees.

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

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $5 million as of June 30, 2023 and December 31, 2022, and is principally included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $235 million as of June 30, 2023) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $129 million as of June 30, 2023).

In August 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, our former parent United Technologies Corporation ("UTC"), now RTX Corporation ("RTX"), made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing in July 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. In December 2020, the local German Tax Court ruled against the Company.

On January 26, 2021, the Company filed an appeal with the German Federal Tax Court. On February 8, 2022, the Company received the decision of the German Federal Tax Court, in which the Court remanded the case for reconsideration by the local German Tax Court. The local German Tax Court held a hearing on June 12, 2023, and issued a decision on July 21, 2023, in favor of Otis. Because the decision may be appealed within 30 days from receipt by the German Tax Office, the Company cannot assess the ultimate outcome of this matter.

Pursuant to the Tax Matters Agreement ("TMA") with our former parent, UTC, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $49 million as of June 30, 2023), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023. If the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended June 30, 2023 and December 31, 2022.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $21 million to $43 million as of June 30, 2023 and December 31, 2022. Because no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $21 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $5 million, which is principally included in Other assets on our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

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

Segment Information. Segment information for the quarters ended June 30, 2023 and 2022 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$1,604	$1,534	$116	$99	7.2%	6.5%
Service	2,116	1,954	492	435	23.3%	22.3%
Total segments	3,720	3,488	608	534	16.3%	15.3%
General corporate expenses and other	—	—	(28)	(47)	—	—
Total	$3,720	$3,488	$580	$487	15.6%	14.0%

Segment information for the six months ended June 30, 2023 and 2022 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$2,911	$2,956	$183	$192	6.3%	6.5%
Service	4,155	3,946	968	882	23.3%	22.4%
Total segments	7,066	6,902	1,151	1,074	16.3%	15.6%
General corporate expenses and other	—	—	(58)	(61)	—	—
Total	$7,066	$6,902	$1,093	$1,013	15.5%	14.7%

General corporate expenses and other includes an impairment loss of $18 million for the quarter and six months ended June 30, 2022, related to the net assets held for sale related to our operations in Russia. See Note 6, "Business Acquisitions, Goodwill and Intangible Assets" for additional information regarding the Company's accounting for its Russia business prior to disposal in 2022.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and six months ended June 30, 2023 and 2022.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
United States Operations	$1,035	$953	$2,011	$1,930
International Operations
China	735	711	1,236	1,279
Other	1,950	1,824	3,819	3,693
Total	$3,720	$3,488	$7,066	$6,902

Disaggregated Sales by Type. Segment Net sales disaggregated by product and service type for the quarters and six months ended June 30, 2023 and 2022 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
New Equipment	$1,604	$1,534	$2,911	$2,956

Maintenance and Repair	1,722	1,596	3,401	3,229
Modernization	394	358	754	717
Total Service	2,116	1,954	4,155	3,946
Total	$3,720	$3,488	$7,066	$6,902

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and six months ended June 30, 2023 and 2022.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 effective January 1, 2023. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements, as disclosed in Note 1, "General."

Future Accounting Pronouncements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which allows ASU 2020-04 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. We do not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after June 30, 2023 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and six months ended June 30, 2023 and 2022, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 27, 2023, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of June 30, 2023, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and six-month periods ended June 30, 2023 and 2022 and of cash flows for the six-month periods ended June 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 27, 2023

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

The current status of significant factors affecting our business environment in 2023 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Recent Developments

Impact of Macroeconomic Developments on Our Company

Macroeconomic developments have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters and six months ended June 30, 2023 and 2022. These macroeconomic developments include, among others, inflationary pressures, higher interest rates and tighter credit conditions. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2023, as a result of the following, among other things:

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

See the "Liquidity and Financial Condition" section in this Form 10-Q for further detail and Item 1A. "Risk Factors" in our 2022 Form 10-K for additional risks related to the COVID-19 pandemic, including macroeconomic risks associated therewith, and global economic, capital market and political conditions in general, and conditions in the construction and infrastructure industries in particular.

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our full year 2022 and six months ended June 30, 2023 revenue and operating profit. As previously disclosed, we sold our business in Russia to a third party on July 27, 2022, which represented approximately 1% of both our revenue and operating profit in 2022.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the Condensed Consolidated Financial Statements, or are the most sensitive to change due to outside factors, are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in our 2022 Form 10-K. Except as disclosed in Note 18 to our Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net sales	$3,720	$3,488	$7,066	$6,902
Percentage change year-over-year	6.7%		2.4%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and six months ended June 30, 2023 are as follows:

Components of Net sales change:	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
Organic volume	9.5%	6.6%
Foreign currency translation	(2.1)%	(3.2)%
Acquisitions and divestitures, net	(0.7)%	(1.0)%
Total % change	6.7%	2.4%

The Organic volume increase of 9.5% for the quarter ended June 30, 2023 was driven by an increase in organic sales of 9.5% in New Equipment and 9.4% in Service. The Organic volume increase of 6.6% for the six months ended June 30, 2023 was driven by an increase in organic sales of 7.9% in Service and 4.9% in New Equipment.

The decrease in Net sales due to Acquisitions and divestitures, net is primarily the result of the sale of our Russia business in the third quarter of 2022.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Total cost of products and services sold	$2,637	$2,505	$4,987	$4,913
Percentage change year-over-year	5.3%		1.5%

The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2023 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
Organic volume	9.3%	6.6%
Foreign currency translation	(2.5)%	(3.6)%
Acquisitions and divestitures, net and other	(1.5)%	(1.5)%
Total % change	5.3%	1.5%

The organic increase in Total cost of products and services sold for the quarter and six months ended June 30, 2023 was primarily driven by the organic sales increases noted above. Inflationary pressures, including annual wage increases and higher Service related material costs were mitigated by productivity and lower commodity prices, primarily steel.

The decrease in Total cost of products and services sold due to Acquisitions and divestitures, net is primarily the result of the sale of our Russia business in the third quarter of 2022.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Gross margin	$1,083	$983	$2,079	$1,989
Gross margin percentage	29.1%	28.2%	29.4%	28.8%

Gross margin percentage increased 90 and 60 basis points for the quarter and six months ended June 30, 2023, respectively when compared to the same periods for 2022, due to the benefit from Service sales growing faster than New Equipment sales, favorable pricing, lower commodity prices, and the benefits from productivity, partially offset by the inflationary pressures described above.

See the "Segment Review" section for discussion of operating results by segment.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Research and development	$36	$38	$71	$75
Percentage of Net sales	1.0%	1.1%	1.0%	1.1%

Research and development was relatively flat for the quarter and six months ended June 30, 2023, when compared to the same periods for 2022.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Selling, general and administrative	$479	$439	$934	$898
Percentage of Net sales	12.9%	12.6%	13.2%	13.0%

Selling, general and administrative expenses increased $40 million and $36 million for the quarter and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, driven by annual wage increases and higher other employment related costs, partially offset by cost containment actions, lower restructuring costs, as well as the favorable foreign exchange impacts of $5 million and $19 million, respectively. The quarter ended June 30, 2023, compared to the same period in 2022, was also impacted by higher credit loss reserves.

Selling, general and administrative expenses as a percentage of Net sales increased 30 basis points and 20 basis points for the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

Restructuring Costs

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Restructuring costs	$15	$39

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

Total restructuring costs were $15 million for the six months ended June 30, 2023 and included $13 million of costs related to 2023 actions and $2 million of costs related to 2022 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations.

The table below presents approximate cash outflows related to the restructuring actions during the six months ended June 30, 2023, and the expected cash payments to complete the actions announced:

(dollars in millions)
Cash outflows during the six months ended June 30, 2023	$20
Expected cash payments remaining to complete actions announced	63

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $16 million for the 2023 actions and $67 million for the 2022 actions, of which approximately $33 million was realized for the 2023 and 2022 actions during the six months ended June 30, 2023.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Other income (expense), net	$12	$(19)	$19	$(3)

The change in Other Income (Expense), Net, of $31 million and $22 million for the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022, was primarily driven by the absence of the impairment of our Russia investment of $(18) million and the absence of unfavorable foreign currency mark-to-market adjustments related to our Russia business during the quarter and six months ended June 30, 2022.

Interest Expense (Income), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Interest expense (income), net	$37	$35	$70	$72

Interest Expense (Income), Net was relatively flat in the quarter and six months ended June 30, 2023, compared to the same period in 2022.

The average interest rate on our long-term debt for each of the quarter and six months ended June 30, 2023 and 2022 was 2.0%. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate	24.9%	22.8%	25.7%	25.4%

The increase in the effective tax rate for the quarter and six months ended June 30, 2023, is primarily due to the absence of a tax reserve release related to a forward transfer pricing agreement with a European tax authority and the elimination of Base Erosion Anti Abuse Tax in the U.S., both recorded in the quarter ended June 30, 2022. This is partially offset by lower forecasted tax cost on repatriation in 2023.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Noncontrolling interest in subsidiaries' earnings	$31	$27	$52	$69
Net income attributable to Otis Worldwide Corporation	$376	$321	$707	$632

Noncontrolling interest in subsidiaries' earnings were $4 million higher for the quarter ended June 30, 2023, compared to the same period in 2022 primarily driven by an increase in net income from non-wholly owned subsidiaries. Ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

Noncontrolling interest in subsidiaries' earnings were $(17) million lower for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to Otis' increased ownership in Otis Mobility (formerly Zardoya Otis) starting in the second quarter of 2022. For details on the results of the Tender Offer and purchases of shares of Otis Mobility not previously owned by the Company, see Note 1 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Net income attributable to Otis Worldwide Corporation increased for the quarter ended June 30, 2023, compared to the same period in 2022, due to higher operating profit (including the impact of foreign exchange rates), partially offset by a higher effective tax rate.

Net income attributable to Otis Worldwide Corporation increased for the six months ended June 30, 2023, compared to the same period in 2022, due to higher operating profit (including the impact of foreign exchange rates) and lower noncontrolling interest in subsidiaries' earnings, partially offset by a higher effective tax rate.

Segment Review

Summary performance for our operating segments for the quarters ended June 30, 2023 and 2022 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$1,604	$1,534	$116	$99	7.2%	6.5%
Service	2,116	1,954	492	435	23.3%	22.3%
Total segment	3,720	3,488	608	534	16.3%	15.3%
General corporate expenses and other	—	—	(28)	(47)	—	—
Total	$3,720	$3,488	$580	$487	15.6%	14.0%

Summary performance for our operating segments for the six months ended June 30, 2023 and 2022 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$2,911	$2,956	$183	$192	6.3%	6.5%
Service	4,155	3,946	968	882	23.3%	22.4%
Total segment	7,066	6,902	1,151	1,074	16.3%	15.6%
General corporate expenses and other	—	—	(58)	(61)	—	—
Total	$7,066	$6,902	$1,093	$1,013	15.5%	14.7%

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

Summary performance for New Equipment for the quarters and six months ended June 30, 2023 and 2022 was as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$1,604	$1,534	$70	4.6%	$2,911	$2,956	$(45)	(1.5)%
Cost of sales	1,328	1,291	37	2.9%	2,426	2,481	(55)	(2.2)%
	276	243	33	13.6%	485	475	10	2.1%
Operating expenses	160	144	16	11.1%	302	283	19	6.7%
Operating profit	$116	$99	$17	17.2%	$183	$192	$(9)	(4.7)%
Operating profit margin	7.2%	6.5%			6.3%	6.5%

Summary analysis of the Net sales change for New Equipment for the quarter and six months ended June 30, 2023 compared with the quarter and six months ended June 30, 2022 was as follows:

Components of Net sales change:	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
Organic volume	9.5%	4.9%
Foreign currency translation	(3.4)%	(4.1)%
Acquisitions and divestitures, net and other	(1.5)%	(2.3)%
Total % change	4.6%	(1.5)%

Quarter Ended June 30, 2023

Net sales

The organic sales increase of 9.5% was driven by low-teens organic sales growth in Asia and high-single digit organic sales growth in EMEA and Americas.

The decrease in Net sales due to Acquisitions and divestitures, net and other is primarily the result of the sale of our Russia business in the third quarter of 2022.

Operating profit

New Equipment operating profit increased $17 million driven by higher volume, favorable price, improved productivity, commodity tailwinds and lower restructuring costs, partially offset by regional and product mix, unfavorable foreign currency impacts, and higher selling, general and administrative costs. Operating margin increased 70 basis points.

Six Months Ended June 30, 2023

Net sales

The organic sales increase of 4.9% was driven by high-single digit organic sales growth in EMEA, mid-single digit organic sales growth in Asia and low-single digit organic sales growth in Americas.

The decrease in Net sales due to Acquisitions and divestitures, net and other is primarily the result of the sale of our Russia business in the third quarter of 2022.

Operating profit

New Equipment operating profit decreased $(9) million driven by regional and product mix, unfavorable foreign currency impacts, and higher selling, general and administrative costs, partially offset by higher volume, favorable price, improved productivity, commodity tailwinds, and lower restructuring costs. Operating margin decreased 20 basis points.

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

Summary performance for Service for the quarters and six months ended June 30, 2023 and 2022 was as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$2,116	$1,954	$162	8.3%	$4,155	$3,946	$209	5.3%
Cost of sales	1,309	1,214	95	7.8%	2,561	2,432	129	5.3%
	807	740	67	9.1%	1,594	1,514	80	5.3%
Operating expenses	315	305	10	3.3%	626	632	(6)	(0.9)%
Operating profit	$492	$435	$57	13.1%	$968	$882	$86	9.8%
Operating profit margin	23.3%	22.3%			23.3%	22.4%

Summary analysis of Service Net sales change for the quarter and six months ended June 30, 2023 compared with the quarter and six months ended June 30, 2022 was as follows:

Components of Net sales change:	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
Organic volume	9.4%	7.9%
Foreign currency translation	(1.1)%	(2.8)%
Acquisitions and divestitures, net	—%	0.2%
Total % change	8.3%	5.3%

Quarter Ended June 30, 2023

Net sales

The organic sales increase of 9.4% is due to organic sales increases in maintenance and repair of 9.1% and in modernization of 10.9%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	9.1%	10.9%
Foreign currency translation	(1.0)%	(1.6)%
Acquisitions and divestitures, net	(0.2)%	0.8%
Total % change	7.9%	10.1%

Operating profit

Service operating profit increased $57 million with higher volume of $59 million. Improved pricing on maintenance contracts, productivity, and lower restructuring costs mostly offset annual wage increases and other inflationary pressures, including higher material costs. Operating margin increased 100 basis points.

Six Months Ended June 30, 2023

Net sales

The organic sales increase of 7.9% is due to organic sales increases in maintenance and repair of 8.0% and in modernization of 7.1%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	8.0%	7.1%
Foreign currency translation	(2.7)%	(2.7)%
Acquisitions and divestitures, net	—%	0.8%
Total % change	5.3%	5.2%

Operating profit

Service operating profit increased $86 million with higher volume of $103 million offset by foreign exchange headwinds of ($22) million. Improved pricing on maintenance contracts, productivity and lower restructuring costs were partially offset by annual wage increases, and other inflationary pressures, including higher material costs. Operating margin increased 90 basis points.

General Corporate Expenses and Other

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
General corporate expenses and other	$(28)	$(47)	$(58)	$(61)

General corporate expenses and other for the quarter and six months ended June 30, 2023 decreased $19 million and $3 million, respectively, compared to the same quarters in 2022, primarily due to the absence of the impairment of our Russia investment of $18 million and the absence of unfavorable foreign currency mark-to-market adjustments related to our Russia business during the quarter and six months ended June 30, 2022, partially offset by higher corporate costs.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,219	$1,189
Total debt	6,863	6,768
Net debt (total debt less cash and cash equivalents)	5,644	5,579
Total equity	(4,751)	(4,799)
Total capitalization (total debt plus total equity)	2,112	1,969
Net capitalization (total debt plus total equity less cash and cash equivalents)	893	780

Total debt to total capitalization	325%	344%
Net debt to net capitalization	632%	715%

As of June 30, 2023, we had cash and cash equivalents of approximately $1.2 billion, of which approximately 98% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of June 30, 2023 and December 31, 2022, the amount of such restricted cash was approximately $8 million and $6 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of June 30, 2023 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

As of June 30, 2023, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated 5-year revolving credit facility. As of June 30, 2023, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

There were no long-term debt issuances for the six months ended June 30, 2023. The Company redeemed the $500 million floating notes originally due in 2023 during the six months ended June 30, 2022. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

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

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which $350 million had been utilized as of June 30, 2023. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statement of Cash Flows.

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$724	$857
Investing activities	(91)	(10)
Financing activities	(585)	(2,937)
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	(122)
Net increase (decrease) in cash and cash equivalents and restricted cash	$32	$(2,212)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by operating activities was primarily driven by working capital balances during the periods, including a larger increase in Accounts receivable, net in the six months ended June 30, 2023 compared to the same period in 2022, due to the timing of billings, as well as a smaller increase in Accounts payable in the six months ended June 30, 2023 compared to the same period in 2022, due to the timing of payments to suppliers and higher balances due as of December 31, 2022 compared to December 31, 2021. These were partially offset by lower income tax payments in the six months ended June 30, 2023 compared to the same period in 2022.

During the six months ended June 30, 2023, net cash provided by operating activities was $724 million. The primary driver of the inflow related to $759 million of net income and changes in Contract assets, current and Contract liabilities, current, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by an increase in Accounts receivable, net, due to the timing of billings.

During the six months ended June 30, 2022, net cash provided by operating activities was $857 million. The primary driver of the inflow related to $701 million of net income, an increase in Accounts payable due to the timing of payments to suppliers and changes in Contract assets, current and Contract liabilities, current, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by a decrease in Accrued liabilities due to the timing of payments of employee-related benefits, income taxes and other accruals, an increase in Accounts receivable, net, due to the timing of billings and an increase in Inventories due to the impact of higher production inventory levels related to the timing of deliveries to construction sites.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts. During the six months ended June 30, 2023, net cash used in investing activities was $91 million. The primary driver of the outflow related to $62 million of capital expenditures, $20 million of acquisitions of businesses and intangible assets and $13 million of net cash payments from the settlement of derivative instruments. During the six months ended June 30, 2022, net cash used in investing activities was $10 million. The primary driver of the outflow related to $57 million of capital expenditures, $28 million of acquisitions of businesses and intangible assets and $7 million investments in marketable securities, partially offset by $78 million of net cash receipts from the settlement of derivative instruments.

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

Financing activities

Cash flows from financing activities primarily represent inflows and outflows associated with equity and borrowings. Primary activities include short-term and long-term borrowing activity, paying dividends to shareholders, the repurchase of our Common Stock and dividends or other payments to noncontrolling interests. During the six months ended June 30, 2023, net cash used in financing activities was $585 million. The primary drivers of the outflow were the repurchases of our Common Stock of $350 million and dividends paid on our Common Stock of $261 million. During the six months ended June 30, 2022, net cash used in financing activities was $2.9 billion. The primary drivers of the outflow were the settlement in cash of the tender offer for shares of Zardoya Otis not previously owned (the "Tender Offer") for $1.8 billion, repayments of long-term debt of $500 million, repurchases of our Common Stock of $400 million and dividends paid on our Common Stock of $224 million.

For additional discussion of the Tender Offer, see Note 1 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K. For additional discussion of borrowings activity, see Note 7 to the Condensed Consolidated Financial Statements.

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

The following tables set forth the summarized financial information as of and for the six months ended June 30, 2023 and as of December 31, 2022 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Six Months Ended June 30, 2023
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	8
Income from consolidated subsidiaries	60
Income (loss) from operations excluding income from consolidated subsidiaries	(8)
Net income (loss) excluding income from consolidated subsidiaries	(58)

(dollars in millions)	June 30, 2023	December 31, 2022
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$109	$94
Current assets (intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets, investments in consolidated subsidiaries	1,236	1,236
Noncurrent assets (excluding investments in consolidated subsidiaries)	43	45
Current liabilities (intercompany payables to non-guarantor subsidiaries)	3,649	3,090
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	259	166
Noncurrent liabilities	5,132	5,186

(dollars in millions)	Six Months Ended June 30, 2023
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	475
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(78)

(dollars in millions)	June 30, 2023	December 31, 2022
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (intercompany receivables from non-guarantor subsidiaries)	44	195
Noncurrent assets (investments in consolidated subsidiaries)	15,711	12,524
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	552	572
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	550	532
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,193	1,160
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,338	—

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of June 30, 2023, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and six months ended June 30, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Otis and its businesses operate and any changes therein, including financial market conditions, fluctuations in commodity prices, and other inflationary pressures, interest rates and foreign currency exchange rates, levels of end market demand in construction, pandemic health issues (including COVID-19 and variants thereof), natural disasters, whether as a result of climate change or otherwise, and the financial condition of Otis’ customers and suppliers;
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
•future availability of credit and factors that may affect such availability or costs, including credit market conditions and Otis’ capital structure;
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

These and other factors are more fully discussed in the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 1: General" and "Note 16: Contingent Liabilities" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in our 2022 Form 10-K under the headings "Item 1. Business,"

"Item 1A. Risk Factors," "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" under the headings "Note 1: Business Overview" and "Note 22: Contingent Liabilities" and elsewhere in each of these filings. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, Contingent Liabilities to the Condensed Consolidated Financial Statements, for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our Form 10-Q for the quarter ended March 31, 2023 and Item 3 "Legal Proceedings" in our 2022 Form 10-K.

Item 1A. Risk Factors

Additional information regarding risk factors can be found under "Recent Developments" in the "Business Overview" and "Cautionary Note Concerning Factors That May Affect Future Results" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Except as otherwise noted above, there have been no material changes in the Company's risk factors from those disclosed in Item 1A "Risk Factors," in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2023	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	—	$—	—	$1,825
May 1 - May 31	1,323	83.84	1,323	$1,714
June 1 - June 30	768	83.52	768	$1,650
Total	2,091	$83.73	2,091

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock. As of June 30, 2023, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1.7 billion. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

Not applicable.

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and six months ended June 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	July 27, 2023	by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 27, 2023	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)