Form 10-Q
period 2023-09-30
Otis Worldwide Corp
filed 2023-10-26
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 16, 2023 there were 409,258,823 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2023	2022
Net sales:
Product sales	$1,435	$1,447
Service sales	2,088	1,897
	3,523	3,344
Costs and expenses:
Cost of products sold	1,195	1,208
Cost of services sold	1,282	1,165
Research and development	36	37
Selling, general and administrative	452	417
	2,965	2,827
Other income (expense), net	13	12
Operating profit	571	529
Non-service pension cost (benefit)	—	1
Interest expense (income), net	39	35
Net income before income taxes	532	493
Income tax expense	137	143
Net income	395	350
Less: Noncontrolling interest in subsidiaries' earnings	19	26
Net income attributable to Otis Worldwide Corporation	$376	$324

Earnings per share (Note 2):
Basic	$0.92	$0.77
Diluted	$0.91	$0.77

Weighted average number of shares outstanding:
Basic shares	410.8	418.5
Diluted shares	413.7	421.2

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2023	2022
Net sales:
Product sales	$4,346	$4,403
Service sales	6,243	5,843
	10,589	10,246
Costs and expenses:
Cost of products sold	3,621	3,689
Cost of services sold	3,843	3,597
Research and development	107	112
Selling, general and administrative	1,386	1,315
	8,957	8,713
Other income (expense), net	32	9
Operating profit	1,664	1,542
Non-service pension cost (benefit)	1	2
Interest expense (income), net	109	107
Net income before income taxes	1,554	1,433
Income tax expense	400	382
Net income	1,154	1,051
Less: Noncontrolling interest in subsidiaries' earnings	71	95
Net income attributable to Otis Worldwide Corporation	$1,083	$956

Earnings per share (Note 2):
Basic	$2.62	$2.27
Diluted	$2.60	$2.25

Weighted average number of shares outstanding:
Basic shares	412.6	421.3
Diluted shares	415.8	424.3

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Net income	$395	$350	$1,154	$1,051
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33	151	(71)	56
Pension and postretirement benefit plan adjustments	—	2	—	6
Change in unrealized cash flow hedging	2	(4)	(1)	(4)
Other comprehensive income (loss), net of tax	35	149	(72)	58
Comprehensive income (loss), net of tax	430	499	1,082	1,109
Less: Comprehensive (income) loss attributable to noncontrolling interest	(13)	(7)	(55)	30
Comprehensive income attributable to Otis Worldwide Corporation	$417	$492	$1,027	$1,139

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,636	$1,189
Accounts receivable (net of allowance for expected credit losses of $126 and $152)	3,455	3,357
Contract assets	733	664
Inventories	624	617
Other current assets	301	316
Total Current Assets	6,749	6,143
Future income tax benefits	290	285
Fixed assets (net of accumulated depreciation of $1,196 and $1,151)	708	719
Operating lease right-of-use assets	417	449
Intangible assets, net	336	369
Goodwill	1,547	1,567
Other assets	343	287
Total Assets	$10,390	$9,819
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$585	$670
Accounts payable	1,655	1,717
Accrued liabilities	1,725	1,794
Contract liabilities	2,784	2,662
Total Current Liabilities	6,749	6,843
Long-term debt	6,822	6,098
Future pension and postretirement benefit obligations	390	392
Operating lease liabilities	293	315
Future income tax obligations	258	279
Other long-term liabilities	488	556
Total Liabilities	15,000	14,483
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	123	135
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	198	162
Treasury Stock	(2,155)	(1,575)
Accumulated deficit	(2,183)	(2,865)
Accumulated other comprehensive income (loss)	(648)	(592)
Total Shareholders' Equity (Deficit)	(4,788)	(4,870)
Noncontrolling interest	55	71
Total Equity (Deficit)	(4,733)	(4,799)
Total Liabilities and Equity (Deficit)	$10,390	$9,819

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
(dollars in millions, except per share amounts)
Quarter Ended September 30, 2023
Balance as of June 30, 2023	$183	$(1,927)	$(2,419)	$(689)	$(4,852)	$101	$(4,751)	$126
Net income	—	—	376	—	376	17	393	2
Other comprehensive income (loss), net of tax	—	—	—	41	41	(2)	39	(4)
Stock-based compensation and Common Stock issued under employee plans	15	—	—	—	15	—	15	—
Cash dividends declared ($0.34 per common share)	—	—	(139)	—	(139)	—	(139)	—
Repurchase of Common Shares	—	(228)	—	—	(228)	—	(228)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(61)	(61)	—
Acquisitions, disposals and other changes	—	—	(1)	—	(1)	—	(1)	(1)
Balance as of September 30, 2023	$198	$(2,155)	$(2,183)	$(648)	$(4,788)	$55	$(4,733)	$123

Quarter Ended September 30, 2022
Balance as of June 30, 2022	$121	$(1,125)	$(3,245)	$(748)	$(4,997)	$109	$(4,888)	$136
Net income	—	—	324	—	324	24	348	2
Other comprehensive income (loss), net of tax, and foreign currency reclassifications (Note 10)	—	—	—	168	168	(9)	159	(10)
Stock-based compensation and Common Stock issued under employee plans	13	—	—	—	13	—	13	—
Cash dividends declared ($0.29 per common share)	—	—	(121)	—	(121)	—	(121)	—
Repurchase of Common Shares	—	(300)	—	—	(300)	—	(300)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(68)	(68)	—
Acquisitions, disposals and other changes	—	—	—	—	—	(4)	(4)	—
Balance as of September 30, 2022	$134	$(1,425)	$(3,042)	$(580)	$(4,913)	$52	$(4,861)	$128

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
		Treasury Stock
(dollars in millions, except per share amounts)
Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$(592)	$(4,870)	$71	$(4,799)	$135
Net income	—	—	1,083	—	1,083	64	1,147	7
Other comprehensive income (loss), net of tax	—	—	—	(56)	(56)	(7)	(63)	(9)
Stock-based compensation and Common Stock issued under employee plans	36	—	(1)	—	35	—	35	—
Cash dividends declared ($0.97 per common share)	—	—	(400)	—	(400)	—	(400)	—
Repurchase of Common Shares	—	(580)	—	—	(580)	—	(580)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(70)	(70)	(9)
Acquisitions, disposals and other changes	—	—	—	—	—	(3)	(3)	(1)
Balance as of September 30, 2023	$198	$(2,155)	$(2,183)	$(648)	$(4,788)	$55	$(4,733)	$123

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$119	$(725)	$(2,256)	$(763)	$(3,625)	$481	$(3,144)	$160
Net income	—	—	956	—	956	82	1,038	13
Other comprehensive income (loss), net of tax, and foreign currency reclassifications (Note 10)	—	—	—	183	183	(17)	166	(108)
Stock-based compensation and Common Stock issued under employee plans	32	—	(1)	—	31	—	31	—
Cash dividends declared ($0.82 per common share)	—	—	(345)	—	(345)	—	(345)	—
Repurchase of Common Shares	—	(700)	—	—	(700)	—	(700)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(80)	(80)	(11)
Reclassification of noncontrolling interest to forward purchase agreement and redeemable noncontrolling interest (Note 1)	—	—	(1,482)	—	(1,482)	(403)	(1,885)	1,476
Acquisitions, disposals and other changes	(17)	—	86	—	69	(11)	58	(1,402)
Balance as of September 30, 2022	$134	$(1,425)	$(3,042)	$(580)	$(4,913)	$52	$(4,861)	$128

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Operating Activities:
Net income	$1,154	$1,051
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	145	145
Deferred income tax expense (benefit)	(34)	6
Stock compensation cost	49	41
Change in operating assets and liabilities:
Accounts receivable, net	(214)	(171)
Contract assets and liabilities, current	68	143
Inventories	(8)	(80)
Other current assets	(4)	(14)
Accounts payable	(35)	137
Accrued liabilities	(66)	(166)
Pension contributions	(32)	(28)
Other operating activities, net	7	32
Net cash flows provided by (used in) operating activities	1,030	1,096
Investing Activities:
Capital expenditures	(96)	(81)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(27)	(38)
Dispositions of businesses, net of cash (Note 6)	—	61
Proceeds from the sale of (investments in) marketable securities	(2)	(7)
Receipts (payments) on settlements of derivative contracts	(21)	121
Other investing activities, net	14	6
Net cash flows provided by (used in) investing activities	(132)	62
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(90)	80
Proceeds from issuance of long-term debt	747	—
Payment of debt issuance costs	(6)	—
Repayment of long-term debt	—	(500)
Dividends paid on Common Stock	(400)	(345)
Repurchases of Common Stock	(575)	(700)
Dividends paid to noncontrolling interest	(76)	(107)
Acquisition of Zardoya Otis shares	—	(1,802)
Other financing activities, net	(18)	(28)
Net cash flows provided by (used in) financing activities	(418)	(3,402)
Effect of exchange rate changes on cash and cash equivalents	(34)	(191)
Net increase (decrease) in cash, cash equivalents and restricted cash	446	(2,435)
Cash, cash equivalents and restricted cash, beginning of year	1,195	3,477
Cash, cash equivalents and restricted cash, end of period	1,641	1,042
Less: Restricted cash	5	8
Cash and cash equivalents, end of period	$1,636	$1,034
See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of September 30, 2023 and for the quarters and nine months ended September 30, 2023 and 2022 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2022 ("2022 Form 10-K" or "Form 10-K").

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates and tighter credit conditions, as of September 30, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2023 and for the quarters and nine months ended September 30, 2023 and 2022 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the war in Israel and Gaza, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2023 and for the quarters and nine months ended September 30, 2023 and 2022 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

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

Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. Our obligations to suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables to the financial institutions, or otherwise pledge their receivables as collateral, under these arrangements. The Company is not a party to the arrangements between the suppliers and the financial institutions, and the Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. Based on the applicable supplier agreements, the maturity dates of these supplier invoices can range between 30 and 120 days from the invoice date.

The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $537 million and $564 million as of September 30, 2023 and December 31, 2022, respectively. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities on the Condensed Consolidated Statements of Cash Flows.

The Company or the financial institutions may terminate the agreements with advanced notice. Otis has pledged no assets in connection with its supplier finance programs.

Note 2: Earnings per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2023	2022	2023	2022
Net income attributable to Otis Worldwide Corporation	$376	$324	$1,083	$956
Impact of redeemable noncontrolling interest	—	—	—	—
Net income attributable to common shareholders	$376	$324	$1,083	$956

Basic weighted average number of shares outstanding	410.8	418.5	412.6	421.3
Stock awards and equity units (share equivalent)	2.9	2.7	3.2	3.0
Diluted weighted average number of shares outstanding	413.7	421.2	415.8	424.3

Earnings Per Share of Common Stock:
Basic	$0.92	$0.77	$2.62	$2.27
Diluted	$0.91	$0.77	$2.60	$2.25

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 1.0 million of anti-dilutive stock awards excluded from the computation for the quarter and nine months ended September 30, 2023, and 2.4 million for the quarter and nine months ended September 30, 2022.

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

Total Contract assets and Contract liabilities as of September 30, 2023 and December 31, 2022 are as follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Contract assets, current	$733	$664
Total contract assets	733	664

Contract liabilities, current	2,784	2,662
Contract liabilities, non-current (included within Other long-term liabilities)	47	52
Total contract liabilities	2,831	2,714
Net contract liabilities	$2,098	$2,050

Contract assets increased by $69 million during the nine months ended September 30, 2023 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $117 million during the nine months ended September 30, 2023 primarily due to billings on contracts in excess of revenue earned.

In the nine months ended September 30, 2023 and 2022, we recognized revenue of $1.8 billion related to contract liabilities as of January 1, 2023 and 2022, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of September 30, 2023, our total RPO was $17.8 billion. Of the total RPO as of September 30, 2023, we expect approximately 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of September 30, 2023 and December 31, 2022:

(dollars in millions)	September 30, 2023	December 31, 2022
Trade receivables	$3,295	$3,231
Unbilled receivables	123	103
Miscellaneous receivables	100	91
Customer financing notes receivable	63	84
	3,581	3,509
Less: allowance for expected credit losses	126	152
Accounts receivable, net	$3,455	$3,357

The changes in allowance for expected credit losses related to Accounts receivable, net for the nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Balance as of January 1	$152	$175
Provision for expected credit losses	21	4
Write-offs charged against the allowance for expected credit losses	(42)	(14)
Foreign exchange and other	(5)	(9)
Balance as of September 30	$126	$156

Note 5: Inventories

Inventories consisted of the following as of September 30, 2023 and December 31, 2022:

(dollars in millions)	September 30, 2023	December 31, 2022
Raw materials and work-in-process	$162	$166
Finished goods	462	451
Total	$624	$617

Raw materials, work-in-process and finished goods are net of valuation write-downs of $89 million and $96 million as of September 30, 2023 and December 31, 2022, respectively.

Note 6: Business Acquisitions, Disposals, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $27 million and $38 million in the nine months ended September 30, 2023 and 2022, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the nine months ended September 30, 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2023
New Equipment	$292	$—	$(5)	$287
Service	1,275	6	(21)	1,260
Total	$1,567	$6	$(26)	$1,547

Intangible Assets. Intangible assets cost and accumulated amortization were $2,010 million and $1,674 million, respectively, as of September 30, 2023, and $2,026 million and $1,657 million, respectively, as of December 31, 2022.

Amortization of intangible assets for the quarter and nine months ended September 30, 2023 was $17 million and $51 million, respectively, compared to $18 million and $55 million for the same periods in 2022. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters and nine months ended September 30, 2023 and 2022.

Held For Sale Assets and Liabilities. As of September 30, 2023 and December 31, 2022, assets held for sale were $11 million and $9 million, respectively, and are included in Other current assets in the Condensed Consolidated Balance Sheets.

In June 2022, we entered into an agreement to sell our business in Russia to a third party, which was then sold on July 27, 2022. As of June 30, 2022, our operations in Russia, primarily in the New Equipment segment, were classified as assets and liabilities held for sale of $157 million and $136 million, respectively. The Company recorded the loss on sale and related charges of $6 million and $24 million in Other expense (income), net in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2022, respectively, including an impairment loss of $18 million related to the net assets held for sale during the nine months ended September 30, 2022.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2023	December 31, 2022
Commercial paper	$—	$94
Other borrowings	54	45
Total short-term borrowings	$54	$139

Commercial Paper. As of September 30, 2023, there were no borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowing activity in 2022, refer to Note 10 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Long-term debt. On March 10, 2023, the Company entered into a new credit agreement ("Credit Agreement") with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, with an interest rate on US Dollar denominated borrowings at Otis' option of the Term Secured Overnight Financing Rate ("SOFR") plus 0.10% or a base rate, and an interest rate on Euro denominated borrowings at Otis' option of the EURIBO rate or a daily simple Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin initially is 1.25% for Term SOFR rate, EURIBO rate and daily simple ESTR rate borrowings, and 0.25% for base rate borrowings, and can fluctuate determined by reference to Otis' public debt ratings, as specified in the Credit Agreement. As of September 30, 2023, there were no borrowings under the Credit Agreement. The undrawn portion of the Credit Agreement serves as a backstop for the issuance of commercial paper. On March 10, 2023, we also terminated all commitments outstanding under the previous credit agreement, which was scheduled to expire on April 3, 2025.

On August 16, 2023, we issued $750 million unsecured, unsubordinated five-year notes due August 16, 2028 (the "Notes") with an interest rate of 5.25%. The net proceeds of the Notes were used to fund the repayment of Otis' commercial paper borrowings and will be used to fund the repayment at maturity of the €500 million 0.000% notes due November 12, 2023, with the remainder used for other general corporate purposes.

As of September 30, 2023, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	September 30, 2023	December 31, 2022
0.000% notes due 2023 (€500 million principal value)	$531	$531
2.056% notes due 2025	1,300	1,300
0.37% notes due 2026 (¥21.5 billion principal value)	145	163
0.318% notes due 2026 (€600 million principal value)	637	638
2.293% notes due 2027	500	500
5.250% notes due 2028	750	—
2.565% notes due 2030	1,500	1,500
0.934% notes due 2031 (€500 million principal value)	531	531
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	4	8
Total principal long-term debt	7,398	6,671
Other (discounts and debt issuance costs)	(45)	(42)
Total long-term debt	7,353	6,629
Less: current portion	531	531
Long-term debt, net of current portion	$6,822	$6,098

We may redeem any series of notes at our option pursuant to certain terms. For additional details regarding the Company's debt activity in 2022, refer to Note 10 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2023 and 2022 reflects the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Debt issuance costs amortization	$2	$1	$5	$6
Total interest expense on external debt	38	35	105	106

The unamortized debt issuance costs as of September 30, 2023 and December 31, 2022 were $43 million and $42 million, respectively.

The weighted average maturity of our long-term debt as of September 30, 2023 is approximately 7.5 years. The weighted average interest expense rate on our borrowings outstanding as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Short-term commercial paper	—%	4.7%
Total long-term debt	2.3%	2.0%

The weighted average interest expense rate on our borrowings during the quarters and nine months ended September 30, 2023 and 2022 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Short-term commercial paper	5.4%	2.5%	5.0%	1.3%
Total long-term debt	2.1%	2.0%	2.0%	2.0%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Defined benefit plans	$8	$7	$32	$28
Defined contribution plans	16	14	50	49
Multi-employer pension and postretirement plans	42	40	117	101

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Service cost	$7	$10	$22	$30
Interest cost	8	4	24	13
Expected return on plan assets	(8)	(8)	(24)	(21)
Recognized actuarial net loss	—	3	—	8
Net settlement and curtailment (gain) loss	—	1	—	1
Total net periodic benefit cost	$7	$10	$22	$31

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and nine months ended September 30, 2023 and 2022, respectively.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of September 30, 2023, approximately 23 million shares remain available for awards under the Plan.

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

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Stock-based compensation expense (Share Based)	$15	$13	$49	$41
Stock-based compensation expense (income) (Liability Awards)	—	—	—	(1)
Total gross stock-based compensation expense	15	13	49	40
Less: future tax benefit	2	2	6	5
Stock-based compensation expense, net of tax	$13	$11	$43	$35

As of September 30, 2023, following our annual grant issuance on February 7, 2023, there was approximately $76 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of September 30, 2023 and December 31, 2022.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of September 30, 2023, 436.9 million shares of Common Stock were issued, which includes 27.6 million shares of Treasury Stock. As of December 31, 2022, 435.6 million shares of Common Stock were issued, which included 20.8 million shares of Treasury Stock.

Treasury Stock. As of September 30, 2023, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which approximately $1.4 billion was remaining at such time.

During the quarter and nine months ended September 30, 2023, the Company repurchased 2.6 million and 6.8 million shares, respectively, for $225 million and $575 million, respectively, compared to 3.8 million and 9.1 million shares in the same periods of 2022 for $300 million and $700 million, respectively. Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets as of September 30, 2023.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters and nine months ended September 30, 2023 and 2022 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2023
Balance as of June 30, 2023	$(681)	$(8)	$—	$(689)
Other comprehensive income (loss) before reclassifications, net	39	—	1	40
Amounts reclassified, pre-tax	—	—	1	1
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2023	$(642)	$(8)	$2	$(648)

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)
Other comprehensive income (loss) before reclassifications, net	(56)	—	(7)	(63)
Amounts reclassified, pre-tax	1	—	8	9
Tax benefit reclassified	—	—	(2)	(2)
Balance as of September 30, 2023	$(642)	$(8)	$2	$(648)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2022
Balance as of June 30, 2022	$(631)	$(124)	$7	$(748)
Other comprehensive income (loss) before reclassifications, net	93	—	(5)	88
Amounts reclassified, pre-tax	77	3	1	81
Tax benefit reclassified	—	(1)	—	(1)
Balance as of September 30, 2022	$(461)	$(122)	$3	$(580)

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)
Other comprehensive income (loss) before reclassifications, net	173	—	(2)	171
Amounts reclassified upon change in Otis' share of Zardoya Otis ownership	(69)	—	—	(69)
Amounts reclassified, pre-tax	77	8	(2)	83
Tax benefit reclassified	—	(2)	—	(2)
Balance as of September 30, 2022	$(461)	$(122)	$3	$(580)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Amounts reclassified that relate to foreign currency translation in the quarter and nine months ended September 30, 2022 are related to our Russia business sold during the quarter ended September 30, 2022. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Note 11: Income Taxes

The decrease in the effective tax rate for the quarter ended September 30, 2023, is primarily due to a reduction in the deferred tax liability related to repatriation of foreign earnings, reversal of tax reserves related to the U.S. foreign tax credit regulations, and the closure of a foreign tax audit.

The decrease in the effective tax rate for the nine months ended September 30, 2023 is due to a lower forecasted tax cost on repatriation in 2023. This is partially offset by the absence of a tax reserve release related to a forward transfer pricing agreement with a European tax authority and the elimination of Base Erosion Anti-Abuse Tax in the U.S., recorded in 2022.

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

A subsidiary of Otis engaged in tax-related litigation in Belgium received a favorable appellate court decision in 2018. The Belgian tax authorities appealed the decision to the Court of Cassation (the equivalent of the Supreme Court in Belgium). On December 4, 2020, the Court of Cassation overturned the decision of the appellate court and remanded the case to the appellate court for reconsideration. Following a hearing on March 20, 2023, the Antwerp Appellate Court ruled against the Company. Otis has decided not to appeal the decision, which marks the end of this litigation. Otis expects to receive the assessment for tax and interest in the quarter ending December 31, 2023. The associated tax and interest have been fully reserved and are included in the range below.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $10 million increase to a $330 million decrease and associated interest could change within the range of a $5 million increase to a $140 million decrease.

See Note 16, “Contingent Liabilities” for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 12: Restructuring and Transformation Costs

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and to a lesser degree, facility exit and lease termination costs associated with the consolidation of office and manufacturing operations.

During the quarter ended September 30, 2023, we announced the UpLift program to transform our operating model. The program will include, among other aspects, the standardization of our processes and improving our supply chain procurement, as well as restructuring actions. During the quarter and nine months ended September 30, 2023, we incurred $4 million of incremental non-restructuring costs associated with the program ("transformation costs"), including consulting and personnel costs, which were recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. There were no UpLift restructuring actions initiated in the nine months ended September 30, 2023. See Note 19, "Subsequent Events," for discussion regarding UpLift restructuring actions approved following period-end.

During the quarters and nine months ended September 30, 2023 and 2022, we recorded restructuring costs for new and ongoing restructuring actions as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
New Equipment	$10	$2	$15	$18
Service	11	4	21	27
Total	$21	$6	$36	$45

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Cost of products and services sold	$9	$2	$11	$16
Selling, general and administrative	12	4	25	29
Total	$21	$6	$36	$45

The restructuring expenses incurred during the quarter and nine months ended September 30, 2023 and 2022, were primarily the result of restructuring programs initiated during 2023 and 2022. We are targeting to complete by the end of 2024 the majority of remaining restructuring actions initiated in the quarter and nine months ended September 30, 2023 and the full year 2022, with certain utilization beyond 2023 due to legal requirements in the applicable jurisdictions. Expected total costs for the restructuring actions initiated are $120 million, including $43 million to New Equipment and $77 million to Service operating segments, respectively. Remaining costs to incur for the restructuring actions initiated are expected to be $28 million, including $6 million to New Equipment and $22 million to Service operating segments, respectively.

The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs and most will require cash payment:

(dollars in millions)
Restructuring accruals as of December 31, 2022	$41
Net restructuring costs	36
Utilization, foreign exchange and other costs	(35)
Balance as of September 30, 2023	$42

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $4.3 billion and $3.9 billion as of September 30, 2023 and December 31, 2022, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $24 million and $20 million as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of September 30, 2023 and December 31, 2022:

(dollars in millions)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$2	$3
Foreign exchange contracts	Other assets	3	2
	Total asset derivatives	$5	$5

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(3)	$(4)
Commodity contracts	Accrued liabilities	—	(1)
Foreign exchange contracts	Other long-term liabilities	(1)	—
	Total liability derivatives	$(4)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$31	$25
Foreign exchange contracts	Other assets	5	3
	Total asset derivatives	$36	$28

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(17)	$(20)
Commodity contracts	Accrued liabilities	—	(4)
Foreign exchange contracts	Other long-term liabilities	(4)	(2)
	Total liability derivatives	$(21)	$(26)

Derivatives designated as Cash flow hedging instruments. The amounts of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) were immaterial for the quarters and nine months ended September 30, 2023 and 2022, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of September 30, 2023 and December 31, 2022 are presented in the table below:

(dollars in millions)	September 30, 2023	December 31, 2022
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$2	$3

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax loss of $1 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of September 30, 2023 will mature by December 2028.

Net Investment Hedges. We may use non-derivative (foreign currency denominated debt) and derivative (foreign exchange forward contracts) instruments to hedge portions of the Company's investment in foreign subsidiaries and manage foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in foreign currency translation within Other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. The remainder of the change in value of such instruments is recorded in earnings, including to the extent foreign currency denominated debt is not designated in or is de-designated from a net investment hedge relationship.

Our use of foreign exchange forward contracts designated as hedges of the Company's net investment in foreign subsidiaries can vary depending on the Company's desired foreign exchange risk coverage.

We have ¥21.5 billion of Japanese Yen denominated long-term debt, which qualifies as a net investment hedge against our investments in Japanese businesses, as well as notional amounts of foreign exchange forward contracts of €120 million and HK$2 billion which qualify as net investment hedges against our investments in certain European and Asian businesses, respectively. The net investment hedges are deemed to be effective. Additionally, we had a notional amount of a foreign exchange forward contract of €95 million that qualified as a net investment hedge, which matured during the quarter ended June 30, 2023 and the net investment hedge was deemed to be effective until maturity. The maturity dates of the current non-derivative and derivative instruments designated in net investment hedges range from 2024 to 2026.

The amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges are as follows.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency denominated long-term debt	$6	$10	$18	$40
Foreign currency forward contracts	2	—	3	—
Total	$8	$10	$21	$40

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Foreign exchange contracts	$4	$9	$16	$12

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were gains of $1 million in the quarter ended September 30, 2023 and losses of $8 million in the nine months ended September 30, 2023, compared to losses of $3 million and $11 million in the same periods of 2022, respectively.

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

As of September 30, 2023, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

Due to their short-term nature, the carrying value approximated fair value for the current portion of the Company’s financial instruments not carried at fair value. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our notes, as described in Note 7, "Borrowings and Lines of Credit," are measured at fair value using closing bond prices from active markets.

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$31	$31	$—	$—
Derivative assets	41	—	41	—
Derivative liabilities	(25)	—	(25)	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$30	$30	$—	$—
Derivative assets	33	—	33	—
Derivative liabilities	(31)	—	(31)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$49	$49	$55	$53
Customer financing notes receivable, net	31	27	55	51
Short-term borrowings	(54)	(54)	(139)	(139)
Long-term debt, including current portion (excluding leases and other)	(7,394)	(6,343)	(6,663)	(5,661)
Long-term liabilities, including current portion	(197)	(184)	(222)	(197)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$49	$—	$49	$—
Customer financing notes receivable, net	27	—	27	—
Short-term borrowings	(54)	—	(54)	—
Long-term debt, including current portion (excluding leases and other)	(6,343)	—	(6,343)	—
Long-term liabilities, including current portion	(184)	—	(184)	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$53	$—	$53	$—
Customer financing notes receivable, net	51	—	51	—
Short-term borrowings	(139)	—	(139)	—
Long-term debt, including current portion (excluding leases and other)	(5,661)	—	(5,661)	—
Long-term liabilities, including current portion	(197)	—	(197)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the nine months ended September 30, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Balance as of December 31	$13	$20
Warranties	3	1
Settlements made	(5)	(7)
Foreign exchange and other	(1)	(1)
Balance as of September 30	$10	$13

The Company provides certain financial guarantees to third parties. As of September 30, 2023, Otis has stand-by letters of credit with maximum potential payment totaling $128 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of September 30, 2023, Otis has determined there are no estimated costs probable under these guarantees.

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

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $5 million as of September 30, 2023 and December 31, 2022, and is principally included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

As previously disclosed, we have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $229 million as of September 30, 2023) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $126 million as of September 30, 2023).

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

On January 26, 2021, the Company filed an appeal with the German Federal Tax Court. On February 8, 2022, the Company received the decision of the German Federal Tax Court, in which the Court remanded the case for reconsideration by the local German Tax Court. The local German Tax Court held a hearing on June 12, 2023, and issued a decision in favor of Otis on July 21, 2023. On September 14, 2023, the German tax authorities filed an appeal to the German Federal Tax Court. The German Federal Tax Court is expected to rule on the appeal in 2024. As a result of the appeal filing, this matter remains contested, and the Company cannot assess the ultimate outcome of this case.

Pursuant to the Tax Matters Agreement ("TMA") with our former parent, UTC, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $47 million as of September 30, 2023), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2023. If the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

As previously disclosed, we have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended September 30, 2023 and December 31, 2022.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $21 million to $43 million as of September 30, 2023 and December 31, 2022. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $21 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $5 million, which is principally included in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

Putative Class Action Lawsuit

On August 12, 2020, a putative class action lawsuit, (Geraud Darnis et al. v. Raytheon Technologies Corporation et al.), was filed in the United States District Court for the District of Connecticut (the "Court") against Otis, RTX, Carrier Global Corporation ("Carrier"), each of their directors, and various incentive and deferred compensation plans in connection with the separation of Otis and Carrier from UTC (the "Separation") in April 2020. On September 13, 2021, plaintiffs filed an amended complaint against the three company defendants only. The named plaintiffs are former employees of UTC and its current and former subsidiaries, including Otis and Carrier. They seek to recover monetary damages, as well as related declaratory and equitable relief, based on claimed decreases in the value of long-term incentive awards and deferred compensation under nonqualified deferred compensation plans allegedly caused by the formula used to calculate the adjustments to such awards and deferred compensation from RTX, Carrier, and Otis following the spin-offs of Carrier and Otis and the subsequent combination of UTC and Raytheon Company. On September 30, 2022, in response to motions to dismiss filed by the defendants, the Court dismissed the class action in its entirety with prejudice. The plaintiffs appealed the decision on October 26, 2022. On August 24, 2023, the Second Circuit Court of Appeals entered judgment in defendants’ favor, upholding the trial court’s decision. This action is concluded.

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

As previously disclosed, in certain European countries, claims for overcharges on elevators and escalators related to civil cartel cases have been made, which we have accrued for based on our evaluation of the claims. While it is not possible to determine the ultimate disposition of each of these claims and whether they will be resolved consistent with our beliefs, historical settlement experience of these cases has not been material to the business, financial condition, cash flows or results of operations. However, the future outcome of these cases cannot be determined.

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

Segment Information. Segment information for the quarters ended September 30, 2023 and 2022 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$1,435	$1,447	$94	$100	6.6%	6.9%
Service	2,088	1,897	507	446	24.3%	23.5%
Total segments	3,523	3,344	601	546	17.1%	16.3%
General corporate expenses and other	—	—	(30)	(17)	—	—
Total	$3,523	$3,344	$571	$529	16.2%	15.8%

Segment information for the nine months ended September 30, 2023 and 2022 are as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$4,346	$4,403	$277	$292	6.4%	6.6%
Service	6,243	5,843	1,475	1,328	23.6%	22.7%
Total segments	10,589	10,246	1,752	1,620	16.5%	15.8%
General corporate expenses and other	—	—	(88)	(78)	—	—
Total	$10,589	$10,246	$1,664	$1,542	15.7%	15.0%

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and nine months ended September 30, 2023 and 2022.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
United States Operations	$1,004	$943	$3,015	$2,873
International Operations
China	596	672	1,832	1,951
Other	1,923	1,729	5,742	5,422
Total	$3,523	$3,344	$10,589	$10,246

Disaggregated Sales by Type. Segment Net sales disaggregated by product and service type for the quarters and nine months ended September 30, 2023 and 2022 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
New Equipment	$1,435	$1,447	$4,346	$4,403

Maintenance and Repair	1,715	1,555	5,116	4,784
Modernization	373	342	1,127	1,059
Total Service	2,088	1,897	6,243	5,843
Total	$3,523	$3,344	$10,589	$10,246

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and nine months ended September 30, 2023 and 2022.

Note 18: Accounting Pronouncements

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Ventures Formations (Subtopic 805-60): Recognition and initial measurement ("ASU 2023-05"), which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023-05 are effective for joint ventures that are formed on or after January 1, 2025. Early adoption is permitted. We are currently evaluating the impact of this standard, however we do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after September 30, 2023 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 19: Subsequent Events

Following period end, on October 5, 2023, UpLift restructuring actions of approximately $55 million were approved, which are expected to be incurred beginning in the fourth quarter of 2023 through 2024. These are primarily severance related costs. We expect these actions to be mostly completed and cash to be paid by the end of 2024, with certain actions to be completed beyond 2024 due to legal requirements in the applicable jurisdictions.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and nine months ended September 30, 2023 and 2022, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 26, 2023, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of September 30, 2023, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and nine-month periods ended September 30, 2023 and 2022 and of cash flows for the nine-month periods ended September 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 26, 2023

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

We serve our customers through a global network of employees. These include sales personnel, field technicians with separate skills in performing installation and service, as well as engineers driving our continued product development and innovation. We function under a centralized operating model whereby a global strategy is set around New Equipment and Service because we seek to grow our maintenance portfolio, in part, through the conversion of new elevator and escalator installations into service contracts. Accordingly, we benefit from an integrated global strategy, which sets priorities and establishes accountability across the full product life cycle.

The current status of significant factors affecting our business environment in 2023 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Recent Developments

UpLift Program

The UpLift program was announced in July 2023, with the goal to transform our operating model. The program will include the standardization of our processes and improving our supply chain procurement, among other aspects of the program, as well as restructuring actions. We expect the program to generate approximately $150 million in annual savings by mid-year 2025, with restructuring and other non-recurring costs ("transformation costs") over that period of approximately the same amount. For further details, refer to the discussion on restructuring costs in the "Results of Operations," as well as Note 12 and Note 19 to the Condensed Consolidated Financial Statements.

Impact of Global Macroeconomic Developments on Our Company

Global macroeconomic developments have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters and nine months ended September 30, 2023 and 2022. These macroeconomic developments include, among others, inflationary pressures, higher interest rates and tighter credit conditions. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2023, as a result of the following, among other things:

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

Risks Associated with the Ongoing Conflict between Russia and Ukraine and Other Geo-political Events

The ongoing conflict between Russia and Ukraine has resulted in worldwide geo-political and macroeconomic uncertainty, including volatile commodity markets, foreign exchange fluctuations, supply chain disruptions, increased risk of cyber incidents, reputational risk, increased operating costs (including fuel and other input costs), environmental, health and safety risks related to securing and maintaining facilities, additional sanctions and other regulations (including restrictions on the transfer of funds to and from Russia).

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our full year 2022 and nine months ended September 30, 2023 revenue and operating profit. As previously disclosed, we sold our business in Russia to a third party on July 27, 2022, which represented approximately 1% of both our revenue and operating profit in 2022.

Additionally, we do not have operations in Israel or Gaza and currently do not expect the recent war in the region to have a material impact on our business.

We cannot predict how the events described above will evolve. If the events continue for a significant time or expand to other countries, they could heighten certain risks disclosed in Item 1A "Risk Factors" in our 2022 Form 10-K, including but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Net sales	$3,523	$3,344	$10,589	$10,246
Percentage change year-over-year	5.4%		3.3%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and nine months ended September 30, 2023 are as follows:

Components of Net sales change:	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2023
Organic volume	5.2%	6.1%
Foreign currency translation	0.6%	(2.1)%
Acquisitions and divestitures, net	(0.4)%	(0.7)%
Total % change	5.4%	3.3%

The Organic volume increase of 5.2% for the quarter ended September 30, 2023 was driven by an increase in organic sales of 8.4% in Service and 1.0% in New Equipment. The Organic volume increase of 6.1% for the nine months ended September 30, 2023 was driven by an increase in organic sales of 8.0% in Service and 3.6% in New Equipment.

The decrease in Net sales due to Acquisitions and divestitures, net is primarily the result of the sale of our Russia business in the third quarter of 2022.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Total cost of products and services sold	$2,477	$2,373	$7,464	$7,286
Percentage change year-over-year	4.4%		2.4%

The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2023 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2023
Organic volume	4.3%	5.7%
Foreign currency translation	0.4%	(2.2)%
Acquisitions and divestitures, net and other	(0.3)%	(1.1)%
Total % change	4.4%	2.4%

The organic increase in Total cost of products and services sold for the quarter and nine months ended September 30, 2023 was primarily driven by the organic sales increases noted above. Inflationary pressures, including annual wage increases and higher Service related material costs were mitigated by productivity and lower commodity prices, primarily steel.

The decrease in Total cost of products and services sold due to Acquisitions and divestitures, net is primarily the result of the sale of our Russia business in the third quarter of 2022.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Gross margin	$1,046	$971	$3,125	$2,960
Gross margin percentage	29.7%	29.0%	29.5%	28.9%

Gross margin percentage increased 70 and 60 basis points for the quarter and nine months ended September 30, 2023, respectively, when compared to the same periods for 2022, due to the benefit from Service sales growing faster than New Equipment sales, favorable pricing, lower commodity prices, and the benefits from productivity, partially offset by the inflationary pressures described above.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Research and development	$36	$37	$107	$112
Percentage of Net sales	1.0%	1.1%	1.0%	1.1%

Research and development was relatively flat for the quarter and nine months ended September 30, 2023, when compared to the same periods for 2022.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Selling, general and administrative	$452	$417	$1,386	$1,315
Percentage of Net sales	12.8%	12.5%	13.1%	12.8%

Selling, general and administrative expenses increased $35 million for the quarter ended September 30, 2023 driven by annual wage increases, higher other employment related costs, higher restructuring costs and unfavorable foreign exchange impacts of $5 million, partially offset by cost containment actions when compared to the same period in 2022.

Selling, general and administrative expenses increased $71 million for the nine months ended September 30, 2023 driven by annual wage increases and higher other employment related costs, partially offset by cost containment actions, lower restructuring costs and favorable foreign exchange impacts of $14 million. The nine months ended September 30, 2023, compared to the same period in 2022, was also impacted by higher credit loss reserves.

Selling, general and administrative expenses as a percentage of Net sales increased 30 basis points for the quarter and nine months ended September 30, 2023, compared to the same periods in 2022.

Restructuring and Transformation Costs

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Restructuring costs	$36	$45

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

During the nine months ended September 30, 2023, we also incurred $4 million of incremental non-restructuring costs associated with the UpLift program ("transformation costs"), including consulting and personnel costs, which were recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. There were no UpLift restructuring actions initiated in the nine months ended September 30, 2023. See Note 19 to the Condensed Consolidated Financial Statements for discussion regarding UpLift restructuring actions approved following period-end.

Total restructuring costs were $36 million for the nine months ended September 30, 2023 and included $31 million of costs related to 2023 actions and $5 million of costs related to 2022 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations.

The table below presents approximate cash outflows related to the restructuring actions during the nine months ended September 30, 2023, and the expected cash payments to complete the actions announced:

(dollars in millions)
Cash outflows during the nine months ended September 30, 2023	$30
Expected cash payments remaining to complete actions announced	70

We generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $28 million for the 2023 actions and $66 million for the 2022 actions, of which approximately $55 million was realized for the 2023 and 2022 actions during the nine months ended September 30, 2023.

For additional discussion of restructuring, see Note 12 and Note 19 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Other income (expense), net	$13	$12	$32	$9

The change in Other Income (Expense), Net, of $1 million and $23 million for the quarter and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, was primarily driven by the absence of the loss on the sale of our Russia business and related charges of $6 million and $24 million when compared to the same periods in 2022, respectively, partially offset by UpLift transformation costs of $4 million in the quarter and nine months ended September 30, 2023. These periods were also impacted by foreign currency mark-to-market adjustments.

Interest Expense (Income), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Interest expense (income), net	$39	$35	$109	$107

Interest Expense (Income), increased $4 million and $2 million for the quarter and nine months ended September 30, 2023, compared to the same periods in 2022, respectively, driven by higher interest expense related to the $750 million unsecured, unsubordinated debt issued in August 2023, partially offset by higher interest income.

The average interest rate on our long-term debt for each of the quarter and nine months ended September 30, 2023 and 2022 was approximately 2%. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective tax rate	25.8%	29.0%	25.7%	26.7%

The decrease in the effective tax rate for the quarter ended September 30, 2023, is primarily due to a reduction in the deferred tax liability related to repatriation of foreign earnings, reversal of tax reserves related to the U.S. foreign tax credit regulations, and the closure of a foreign tax audit.

The decrease in the effective tax rate for the nine months ended September 30, 2023 is due to a lower forecasted tax cost on repatriation in 2023. This is partially offset by the absence of a tax reserve release related to a forward transfer pricing agreement with a European tax authority and the elimination of Base Erosion Anti-Abuse Tax in the U.S., recorded in 2022.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Noncontrolling interest in subsidiaries' earnings	$19	$26	$71	$95
Net income attributable to Otis Worldwide Corporation	$376	$324	$1,083	$956

Noncontrolling interest in subsidiaries' earnings were $(7) million lower for the quarter ended September 30, 2023, compared to the same period in 2022, primarily driven by the impacts of foreign exchange and net income from non-wholly owned subsidiaries. Ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

Noncontrolling interest in subsidiaries' earnings were $(24) million lower for the nine months ended September 30, 2023, compared to the same period in 2022, primarily driven by Otis' increased ownership in Otis Mobility (formerly Zardoya Otis) starting in the second quarter of 2022, as well as impacts of foreign exchange and net income from non-wholly owned subsidiaries. For details on the results of the Tender Offer and purchases of shares of Otis Mobility not previously owned by the Company, see Note 1 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Net income attributable to Otis Worldwide Corporation increased for the quarter and nine months ended September 30, 2023, compared to the same periods in 2022, due to higher operating profit (including the impact of foreign exchange rates), lower noncontrolling interest in subsidiaries' earnings, and a lower effective tax rate.

Segment Review

Summary performance for our operating segments for the quarters ended September 30, 2023 and 2022 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$1,435	$1,447	$94	$100	6.6%	6.9%
Service	2,088	1,897	507	446	24.3%	23.5%
Total segment	3,523	3,344	601	546	17.1%	16.3%
General corporate expenses and other	—	—	(30)	(17)	—	—
Total	$3,523	$3,344	$571	$529	16.2%	15.8%

Summary performance for our operating segments for the nine months ended September 30, 2023 and 2022 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2023	2022	2023	2022	2023	2022
New Equipment	$4,346	$4,403	$277	$292	6.4%	6.6%
Service	6,243	5,843	1,475	1,328	23.6%	22.7%
Total segment	10,589	10,246	1,752	1,620	16.5%	15.8%
General corporate expenses and other	—	—	(88)	(78)	—	—
Total	$10,589	$10,246	$1,664	$1,542	15.7%	15.0%

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

Summary performance for New Equipment for the quarters and nine months ended September 30, 2023 and 2022 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$1,435	$1,447	$(12)	(0.8)%	$4,346	$4,403	$(57)	(1.3)%
Cost of sales	1,195	1,208	(13)	(1.1)%	3,621	3,689	(68)	(1.8)%
	240	239	1	0.4%	725	714	11	1.5%
Operating expenses	146	139	7	5.0%	448	422	26	6.2%
Operating profit	$94	$100	$(6)	(6.0)%	$277	$292	$(15)	(5.1)%
Operating profit margin	6.6%	6.9%			6.4%	6.6%

Summary analysis of the Net sales change for New Equipment for the quarter and nine months ended September 30, 2023 compared with the quarter and nine months ended September 30, 2022 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2023
Organic volume	1.0%	3.6%
Foreign currency translation	(0.9)%	(3.0)%
Acquisitions and divestitures, net and other	(0.9)%	(1.9)%
Total % change	(0.8)%	(1.3)%

Quarter Ended September 30, 2023

Net sales

The organic sales increase of 1.0% was driven by high-single digit organic sales growth in Americas and EMEA, partially offset by mid-single digit organic sales decline in Asia.

The decrease in Net sales due to Acquisitions and divestitures, net and other is primarily the result of the sale of our Russia business in the third quarter of 2022.

Operating profit

New Equipment operating profit decreased $(6) million including foreign exchange headwinds of ($9) million with volume relatively flat. Favorable price, improved productivity and commodity tailwinds more than offset regional and product mix headwinds and higher selling, general and administrative costs. Operating profit was also impacted by higher restructuring costs. Operating margin decreased 30 basis points.

Nine Months Ended September 30, 2023

Net sales

The organic sales increase of 3.6% was driven by high-single digit organic sales growth in EMEA, mid-single digit organic sales growth in Americas and low-single digit organic sales growth in Asia.

The decrease in Net sales due to Acquisitions and divestitures, net and other is primarily the result of the sale of our Russia business in the third quarter of 2022.

Operating profit

New Equipment operating profit decreased $(15) million including $(23) million of foreign exchange headwinds. Higher volume, favorable price, improved productivity and commodity tailwinds were partially offset by regional and product mix headwinds and higher selling, general and administrative costs. Operating margin decreased 20 basis points.

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

Summary performance for Service for the quarters and nine months ended September 30, 2023 and 2022 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$2,088	$1,897	$191	10.1%	$6,243	$5,843	$400	6.8%
Cost of sales	1,282	1,165	117	10.0%	3,843	3,597	246	6.8%
	806	732	74	10.1%	2,400	2,246	154	6.9%
Operating expenses	299	286	13	4.5%	925	918	7	0.8%
Operating profit	$507	$446	$61	13.7%	$1,475	$1,328	$147	11.1%
Operating profit margin	24.3%	23.5%			23.6%	22.7%

Summary analysis of Service Net sales change for the quarter and nine months ended September 30, 2023 compared with the quarter and nine months ended September 30, 2022 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2023
Organic volume	8.4%	8.0%
Foreign currency translation	1.8%	(1.3)%
Acquisitions and divestitures, net	(0.1)%	0.1%
Total % change	10.1%	6.8%

Quarter Ended September 30, 2023

Net sales

The organic sales increase of 8.4% is due to organic sales increases in maintenance and repair of 8.6% and in modernization of 7.6%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	8.6%	7.6%
Foreign currency translation	2.0%	0.9%
Acquisitions and divestitures, net	(0.2)%	0.3%
Total % change	10.4%	8.8%

Operating profit

Service operating profit increased $61 million with higher volume of $53 million and foreign exchange tailwinds of $13 million. Improved pricing on maintenance contracts and productivity offset by higher restructuring costs, as well as annual wage increases and other inflationary pressures, including higher material costs. Operating margin increased 80 basis points.

Nine Months Ended September 30, 2023

Net sales

The organic sales increase of 8.0% is due to organic sales increases in maintenance and repair of 8.2% and in modernization of 7.3%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	8.2%	7.3%
Foreign currency translation	(1.2)%	(1.7)%
Acquisitions and divestitures, net	—%	0.7%
Total % change	7.0%	6.3%

Operating profit

Service operating profit increased $147 million with higher volume of $156 million partially offset by foreign exchange headwinds of $(9) million. Improved pricing on maintenance contracts and productivity offset annual wage increases and other inflationary pressures, including higher material costs. Operating margin increased 90 basis points.

General Corporate Expenses and Other

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
General corporate expenses and other	$(30)	$(17)	$(88)	$(78)

General corporate expenses and other for the quarter and nine months ended September 30, 2023 increased $13 million and $10 million, respectively, compared to the same periods in 2022, primarily due to the impact of foreign currency mark-to-market adjustments, UpLift transformation costs of $4 million and higher corporate costs, partially offset by the absence of the loss on the sale of our Russia business and related charges of $6 million and $24 million when compared to the same periods in 2022, respectively.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,636	$1,189
Total debt	7,407	6,768
Net debt (total debt less cash and cash equivalents)	5,771	5,579
Total equity	(4,733)	(4,799)
Total capitalization (total debt plus total equity)	2,674	1,969
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,038	780

Total debt to total capitalization	277%	344%
Net debt to net capitalization	556%	715%

As of September 30, 2023, we had cash and cash equivalents of approximately $1.6 billion, of which approximately 64% was held by the Company's foreign subsidiaries. Domestic cash and cash equivalents as of September 30, 2023 includes amounts that will be used to fund the repayment at maturity of the €500 million 0.000% notes due November 12, 2023. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of September 30, 2023 and December 31, 2022, the amount of such restricted cash was approximately $5 million and $6 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of September 30, 2023 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

As of September 30, 2023, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of September 30, 2023, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

On August 16, 2023, we issued $750 million unsecured, unsubordinated five-year notes due August 16, 2028 (the "Notes") with an interest rate of 5.25%. The net proceeds of the Notes were used to fund the repayment of Otis' commercial paper borrowings and will be used to fund the repayment at maturity of the €500 million 0.000% notes due November 12, 2023, with the remainder used for other general corporate purposes. The Company redeemed the $500 million floating notes originally due in 2023 during the nine months ended September 30, 2022. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

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

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $1.4 billion was remaining as of September 30, 2023. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$1,030	$1,096
Investing activities	(132)	62
Financing activities	(418)	(3,402)
Effect of foreign exchange rate changes on cash and cash equivalents	(34)	(191)
Net increase (decrease) in cash and cash equivalents and restricted cash	$446	$(2,435)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year decrease in net cash provided by operating activities was primarily driven by working capital balances during the periods, including a decrease in Accounts payable in the nine months ended September 30, 2023 compared to an increase the same period in 2022, due to the timing of payments to suppliers and higher balances due as of December 31, 2022 compared to December 31, 2021, as well as a smaller inflow from net Contract assets and liabilities, current in the nine months ended September 30, 2023 compared to the same period in 2022, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by the timing of income tax payments and a smaller increase in Inventories in the nine months ended September 30, 2023 compared to the same period in 2022.

During the nine months ended September 30, 2023, net cash provided by operating activities was $1.0 billion. The primary driver of the inflow related to $1.2 billion of net income and changes in Contract assets, current and Contract liabilities, current, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by an increase in Accounts receivable, net, due to the timing of billings.

During the nine months ended September 30, 2022, net cash provided by operating activities was $1.1 billion. The primary driver of the inflow related to $1.1 billion of net income. An increase in Accounts receivable, net, due to the timing of billings, a decrease in Accrued liabilities due to the timing of payments of employee-related benefits, income taxes and other accruals, and an increase in Inventories to support backlog conversion were partially offset by changes in Contract assets, current and Contract liabilities, current, net, due to the timing of billings on contracts compared to the progression on current contracts and increased Accounts payable due to the timing of payments to suppliers.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts.

During the nine months ended September 30, 2023, net cash used in investing activities was $132 million. The primary driver of the outflow related to $96 million of capital expenditures, $27 million of acquisitions of businesses and intangible assets and $21 million of net cash payments from the settlement of derivative instruments.

During the nine months ended September 30, 2022, net cash provided by investing activities was $62 million. The primary drivers of the inflow were $121 million of net cash receipts from the settlement of derivative instruments and $61 million of net proceeds from the sale of our business in Russia in the third quarter of 2022, which were partially offset by $81 million of capital expenditures and $38 million of acquisitions of businesses and intangible assets.

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

During the nine months ended September 30, 2023, net cash used in financing activities was $418 million. The primary drivers of the outflow were the repurchases of our Common Stock of $575 million, dividends paid on our Common Stock of $400 million and net repayments of short-term borrowings of $90 million, which were partially offset by $741 million of net proceeds from the issuance of long-term debt. A portion of the proceeds from the long-term debt issuance will be used to fund the repayment at maturity of the €500 million 0.000% notes due November 12, 2023.

During the nine months ended September 30, 2022, net cash used in financing activities was $3.4 billion. The primary drivers of the outflow were the settlement in cash of the tender offer for shares of Zardoya Otis not previously owned (the "Tender Offer") for $1.8 billion, repurchases of our Common Stock of $700 million, repayments of long-term debt of $500 million and dividends paid on our Common Stock of $345 million.

For additional discussion of the Tender Offer, see Note 1 of the Company's audited consolidated financial statements and notes thereto included in our 2022 Form 10-K. For additional discussion of borrowing activity, see Note 7 to the Condensed Consolidated Financial Statements.

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

The following tables set forth the summarized financial information as of and for the nine months ended September 30, 2023 and as of December 31, 2022 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Nine Months Ended September 30, 2023
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	6
Income from consolidated subsidiaries	97
Income (loss) from operations excluding income from consolidated subsidiaries	(7)
Net income (loss) excluding income from consolidated subsidiaries	(86)

(dollars in millions)	September 30, 2023	December 31, 2022
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$601	$94
Current assets (intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	1,236	1,236
Noncurrent assets (excluding investments in consolidated subsidiaries)	42	45
Current liabilities (intercompany payables to non-guarantor subsidiaries)	3,979	3,090
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	97	166
Noncurrent liabilities	5,869	5,186

(dollars in millions)	Nine Months Ended September 30, 2023
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	475
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(136)

(dollars in millions)	September 30, 2023	December 31, 2022
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (intercompany receivables from non-guarantor subsidiaries)	43	195
Noncurrent assets (investments in consolidated subsidiaries)	15,711	12,524
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	538	572
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	537	532
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,162	1,160
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,303	—

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of September 30, 2023, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and nine months ended September 30, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, restructuring actions, including UpLift, credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the effect of changes in political conditions in the U.S. and other countries in which Otis and its businesses operate, including the effects of the ongoing conflict between Russia and Ukraine, the recent war in Israel and Gaza, and increased tensions between the U.S. and China, on general market conditions, commodity costs, global trade policies and related sanctions and export controls, and currency exchange rates in the near term and beyond;
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
•cost reduction or containment actions, restructuring costs and related savings and other consequences thereof, including with respect to UpLift;
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, "Contingent Liabilities to the Condensed Consolidated Financial Statements" for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 and Item 3 "Legal Proceedings" in our 2022 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2023	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	55	$90.79	55	$1,645
August 1 - August 31	2,067	85.79	2,067	$1,468
September 1 - September 30	510	84.21	510	$1,425
Total	2,632	$85.51	2,632

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock. As of September 30, 2023, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1.4 billion. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2023, except for Ms. Marks, our Chair, President and Chief Executive Officer, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K. On July 28, 2023, Ms. Marks adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Under this plan, the shares received by Ms. Marks upon the vesting of the performance stock units ("PSUs") granted to her by the Company on February 5, 2021 (after giving effect to tax withholding and a previous election to defer 50% of the PSU shares earned) will be sold at the market price so long as the

Company’s common stock is trading at or above a limit price. The plan will terminate at the close of business on the day the shares become available for sale even if the Company’s common stock is trading below the limit price and the shares are not sold. We expect that the plan will terminate in early February 2024, shortly after the date the PSUs are expected to vest.

The number of shares that may be sold by Ms. Marks upon vesting of the PSUs will depend upon the Company’s achievement of the underlying financial performance goals and the application of a multiplier factor based on our relative total shareowner return over the 2021-2023 performance period, and can range from 0 to 200% of the sum of the target PSUs granted plus additional PSUs credited for dividend equivalents. Ms. Marks was granted 65,355 “target” PSUs on February 5, 2021. However, because Ms. Marks previously elected to defer receipt of 50% of the PSUs to be earned under our PSU Deferral Plan, the number of shares delivered to her at vesting and available for sale will be accordingly reduced. Assuming the shares are sold under the plan, we estimate, based on our projected performance against the underlying financial performance goals, our relative total shareholder return through the last trading day of the quarter ending September 30, 2023, current tax withholding rates, future crediting of dividend equivalents assuming our current dividend remains unchanged and a stock price of $80.31 (the closing price of our stock on the last trading day of the quarter ending September 30, 2023), and Ms. Marks election to defer 50% of the PSUs, that 37,080 shares could be sold under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1
Supplemental Indenture No. 3, dated as of August 16, 2023, between Otis Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on August 16, 2023.

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and nine months ended September 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	October 26, 2023	by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 26, 2023	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)