Form 10-K
period 2023-12-31
Otis Worldwide Corp
filed 2024-02-02
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐.   No  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates as of June 30, 2023 was $36,614,205,287 based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 19, 2024, there were 405,454,626 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference portions of the Otis Worldwide Corporation Proxy Statement for the 2024 Annual Meeting of Shareholders (the "2024 Proxy Statement"). The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

OTIS WORLDWIDE CORPORATION
Form 10-K
For the Year Ended December 31, 2023

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

PART I

Item 1. Business

Our Company

Otis is the world’s leading elevator and escalator manufacturing, installation and service company. We serve customers in over 200 countries and territories around the world. Otis has global scale and local focus, with more than 1,400 branches and offices, and a direct physical presence in more than 70 countries.

The following description of our business should be read in conjunction with Item 7 in this Form 10-K, including the information contained therein under the heading "Business Overview."

Description of Business by Segment

Our Company is organized into two segments, New Equipment and Service, which, for the year ended December 31, 2023, contributed 41% and 59% of our net sales, and 15% and 85% of our segment operating profit, respectively. Our international operations represented approximately 72% of our net sales for the year ended December 31, 2023.

New Equipment

Through our New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential, commercial and infrastructure projects.

Our New Equipment customers include real estate and building developers and general contractors who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We also sell New Equipment to government agencies, particularly, to support infrastructure projects, such as airports, railways or metros. We generally sell directly to our customers through our New Equipment sales personnel. Due to the nature of the customer base in China and certain other geographies, our direct sales force is augmented by agents and distributors. Given the breadth of our customer base and the large number of customers to whom we deliver new equipment on an annual basis, we are not dependent on any single customer and do not have any contracts material to Otis as a whole with any single customer. The same is true for our broad and geographically dispersed network of agents and distributors.

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

We have developed a range of elevator and escalator solutions to meet the varying needs and objectives of our diverse customers, primarily centered around the following platforms: Gen2, Gen3, Gen360 and SkyRise. Our primary elevator and escalator solutions are described below.

Gen2

Historically, our principal low-and mid-rise elevator solution. Since its launch in 2000, we have sold over one million units, making it our best-selling elevator platform.

Gen3

The successor to the Gen2 family of elevators, the Gen3 platform enhances the space-saving, energy-efficient design of the Gen2 elevator with the connectivity of the Otis ONE IoT (internet of things) digital service platform, while offering additional safety features for passengers and our colleagues who maintain the elevator.

In 2023, we introduced the new Gen3 Core elevator in North America, which was designed specifically for low-rise buildings, bringing passengers connectivity, style, and comfort. The Gen3 Core helps minimize energy consumption, material usage and installation costs.

Gen360

Initially launched in Europe, we have expanded the Gen360 elevator platform into China in 2023. The Gen360 elevator features a new electronic architecture, with many mechanical components replaced by electronic components that, in connection with our service, increase reliability, reduce the potential for entrapments and free hoistway space to accommodate larger cabins. A foldable, in-ceiling platform allows maintenance operations to be performed safely from within the car rather than on top of it and, depending on local regulations, eliminates the need for a refuge space above the car and the protrusion on the roof allowing for a flat roof design. With 360-degree cameras in the hoistway, Otis service teams can visually confirm, fine-tune, diagnose and solve many issues remotely without stopping the elevator. The Otis ONE IoT solution adds a network of sensors for real-time status updates.

SkyRise

For taller, high-rise buildings, the SkyRise advanced elevator platform combines cutting-edge technologies and precision engineering to deliver solutions for residential, commercial and mixed-use skyscrapers.

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

Service

Through our Service segment, we perform maintenance and repair services, as well as modernization services to upgrade elevators and escalators. We have a maintenance portfolio of approximately 2.3 million units globally, which includes Otis equipment manufactured and sold by us, as well as equipment from other original equipment manufacturers. Through our network of service sales personnel, we sell our services directly to customers in all significant elevator and escalator verticals around the world.

Service customers typically comprise building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed. Customers securing services for elevators are frequently different from those who initially make purchasing decisions with respect to New Equipment solutions. As the largest service provider in the industry worldwide, we have a wide range of customers in our Service segment and do not have any single service contract that is material to Otis as a whole. Contract duration depends on several factors, including customer needs, regulatory requirements and industry/geography dynamics. We work closely with our customers to renew these contracts as appropriate. Certain types of customers, such as those owning or operating large properties or portfolios of properties, tend to execute long-term maintenance agreements.

We provide our Service offerings to our customers through a global network of 35,000 Service mechanics operating out of more than 1,400 branches and offices typically located in close proximity to concentrations of customers. Our mechanics are critical to our ability to deliver a high level of service to our customers. Our OTISLINE operations provide personalized customer support 24/7. They receive customer service requests and assign and dispatch field technicians, as necessary, to respond to service requests. We support our customers with our network of service parts centers and repair centers.

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

We seek to grow our maintenance portfolio through conversion of newly installed units into maintenance contracts, through prospecting and winning units already in service from customers using another service provider and through acquisitions. Our Service sales personnel seek to win service contracts upon the expiration or termination of existing service contracts from customers by offering a superior value proposition through service excellence, an engaged and technically sophisticated group of field service technicians, a streamlined customer experience and reliable elevator and escalator operating performance.

Similar to most other electro-mechanical equipment, elevators and escalators are subject to wear and tear, which over time erodes equipment functionality. As elevator equipment ages, we work with customers to help renew or refresh their elevators with modernization solutions that enhance equipment operation, improve building functionality and contribute to more sustainable building systems. Modernization offerings can range from relatively simple upgrades of interior finishes and aesthetics to complex upgrades of larger components and sub-systems. Launched in 2023 in the Americas, our GEN3 MOD Plus modernization offering for residential, commercial, hospitality, medical or industrial buildings includes built-in connectivity to our Otis ONE IoT digital platform.

Digital Technology initiatives

Otis offers a range of technologies for improving the passenger experience and we have been using technology to monitor elevator performance remotely for decades. As of December 31, 2023, approximately 900,000 units of our global portfolio, including units under the warranty period, are connected. In 2024, we expect to continue to innovate and expand our digital ecosystem and suite of digital solutions for both our existing service portfolio customers and for new equipment shipments from our factories.

Otis ONE is our latest cloud-based IoT technology, designed to continuously monitor equipment health and performance in real time to provide proactive, predictive and transparent information to our technicians and customers. The technology expands predictive and remote maintenance capabilities to support improved elevator up-time and service productivity.

We offer additional technology and multimedia options to customers with voice, data and video digital services, leveraging our IoT technologies, as described below. These are often incorporated as an optional upgrade on maintenance contracts.

eView

Our in-car display streams live, customizable infotainment to passengers and can connect them to OTISLINE, Otis' 24-hour service call center, during an emergency.

Compass 360

Our proprietary destination management system groups passengers by their desired destination and directs them to an assigned car that minimizes waiting and ride time. The system's algorithms anticipate traffic demand within a building and improve traffic flow.

eCall Plus

Otis' smartphone app enables passengers to summon their elevator remotely for a touchless experience.

Research and Development & Intellectual Property

Innovation is a fundamental characteristic of our history and is central to our strategy. For the year ended December 31, 2023, research and development ("R&D") expense was $144 million and 1.0% as a percentage of net sales. In addition to R&D expense, we made investments in digital and strategic initiatives of $57 million, which in combination with R&D expense was 1.4% as a percentage of net sales. We coordinate our R&D efforts globally through an operating model that sets global and local priorities based on customer and segment needs. We have 11 R&D centers and 17 factories around the world, including major locations in China, India, Japan, France, Germany, Spain and the United States. The R&D centers are strategically located close to concentrations of customers and factories to enable efficient development of engineering solutions that can serve as global model products and adapt quickly and efficiently to local customer needs and local demographic and construction trends. We have 1,200 engineers globally, with increasing focus on digital initiatives, software, design of the user interface and the user experience.

We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to the Otis business to protect our R&D investments in products and services. We currently own approximately 5,000 patents issued in various jurisdictions, and we have approximately 1,800 patent applications pending globally. We filed approximately 1,000 patent applications in the last three years. Our patents are primarily filed in Europe, the United States and Asia. We believe that our patents and trade secrets create a competitive advantage and that we have taken reasonable measures to build a portfolio of valid and enforceable intellectual property rights. However, these intellectual property rights might be challenged and could be found invalid or unenforceable. Loss of strategic patents and trade secrets could significantly affect our competitiveness. See Item 1A in this Form 10-K for further discussion of intellectual property matters.

Joint Ventures and Non-Wholly Owned Subsidiaries

Our international strategic relationships, joint ventures and non-wholly owned subsidiaries are an important part of our business as they support our access to international markets and customers. Results of these entities are consolidated with our financial and operational results. Our largest joint ventures are located in China with the remainder of our joint ventures and non-wholly owned subsidiaries located in various other countries.

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

There are several factors that determine competitiveness in the industry, including local codes and compliance requirements, customer preferences, price, reputation, delivery and execution, product quality, equipment performance, reliability and long-term service and product support. Our success in both our New Equipment and Service segments depends upon our ability to develop and market our products, services and solutions, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency. We believe our global presence, local relationships and proven track record in executing complex elevator and escalator solutions contribute to our iconic brand, reputation and competitive position in the industry. We believe our business strategies allow us to sustain New Equipment growth, accelerate Service portfolio growth, deliver modernization value, advance the digitalization of Otis, focus and empower the organization, support our ability to successfully compete across the New Equipment and Service segments, and help deliver sustainable earnings growth. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins. For further discussion of risks related to the competitive environment of our business, see Item 1A in this Form 10-K.

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

United States (the "U.S.") laws, regulations, orders, and other measures concerning the export or re-export of products, software, services and technology to, and other trade-related activities involving, non-U.S. countries and parties affect the operations of Otis and its affiliates, as do those of other countries pertaining to similar matters.

For further discussion of risks related to environmental matters and other government regulations, see in this Form 10-K Item 1A, Item 7 and "Note 2: Summary of Significant Accounting Policies" and "Note 21: Contingent Liabilities" in Item 8 in this Form 10-K.

Seasonality

Our business and operating results are generally not subject to significant fluctuations as a result of seasonality, although we have experienced lower New Equipment net sales in Asia in the first calendar quarter, coinciding with Lunar New Year celebrations. In addition, we have also experienced lower New Equipment net sales in the fourth quarter in China, due to a national holiday that occurs during the first week of October which may impact the relative mix of net sales within the quarter.

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

Although at times high prices for some important raw materials have caused margin and cost pressures for our business, we do not expect near-term unavailability or pricing of materials, components or supplies that would have a material adverse effect on our business. We seek to manage commodity price risk through locking and hedging strategies, as well as passing the increases onto our customers through pricing. See Item 1A in this Form 10-K for risks associated with raw material and supply chain.

Environmental, Social and Governance ("ESG")

ESG is part of our culture and embedded in our long-term strategy. The principles of ESG align with the foundation of our business: our Absolutes of Safety, Ethics, and Quality. We are committed to the health and safety of our colleagues and the riding public. We strive to reduce the environmental impact of our own products, operations and services and those of our customers. We foster a culture that embraces all voices and diverse points of view and proactively engages in the communities we serve. See "Human Capital" below for additional information regarding certain ESG initiatives related to our colleagues, including health and safety, employee engagement and inclusion.

In 2021, we became a signatory to the U.N. Global Compact and published our thirteen ESG goals (including the four Environment & Impact goals below) aligned with the U.N. Sustainable Development Goals ("SDGs"). Our ESG goals and alignment to SDGs are categorized into four areas: Health & Safety, Environment & Impact, People & Communities and Governance & Accountability.

We set goals within each of these areas and aligned them to the U.N. SDGs on which we can have the greatest impact. Our Environment & Impact goals are as follows:

•Achieve a 50% reduction of Scope 1 and Scope 2 emissions by 2030
•Reach carbon neutrality for factory electricity by 2030
•Achieve 100% factory eligibility for zero-waste-to-landfill certification by 2025
•Complete ISO 14001 certification for all factories by 2025 (goal completed in 2021)

In April 2023, we published our second annual ESG report on our ESG activities, metrics and progress towards our goals in accordance with the Global Reporting Initiative Standards, as well as in alignment with the Sustainability Accounting Standards Board guidelines and the Task Force on Climate-related Financial Disclosures. On November 9, 2023, we announced our commitment to setting near-term science-based greenhouse gas ("GHG") reduction targets, which we formally submitted to the Science Based Target Initiative ("SBTi") for evaluation. Our submission includes proposed GHG emissions reduction targets for Scope 1, 2 and 3 emissions, against a 2021 baseline.

Our ESG goals and ESG reports can be found in the Investor section of our corporate website (http://www.otis.com) under the heading "ESG", which we update from time to time. Our ESG goals, our ESG reports and our corporate website are not incorporated by reference into this Form 10-K.

Our Board of Directors and its committees engage in extensive review and oversight of ESG-related topics. The Company's ESG Council monitors our performance towards our ESG goals. The ESG Council is composed of senior leaders representing multiple functions within the Company, including Communications, Engineering, Environment, Health & Safety, Human Resources, Investor Relations, Legal, Quality & Continuous Improvement and Supply Chain. Also, an internal ESG Working Group, comprised of subject matter experts, assists the ESG Council in developing and effectuating the Company's ESG strategy. Both the ESG Council and ESG Working Group meet regularly, with the ESG Council reporting regularly to our CEO on our ESG progress and actions. Our progress towards our ESG goals was included as a performance multiplier in determining payouts under our 2023 executive short-term incentive plan.

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

Human Capital

As of December 31, 2023, our global workforce consists of 71,000 colleagues (including 42,000 field professionals), with 44% in Asia, 33% in Europe, the Middle East and Africa (“EMEA”) and 23% in the Americas.

Approximately 63% of our U.S. workforce is covered by a collective bargaining agreement. Outside of the U.S., our colleagues are represented by workers' councils or statutory labor unions as may be customary or required in those jurisdictions. While we strive to maintain good relationships with our employee representative bodies, our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force. The collective bargaining agreement for most of our bargaining unit colleagues in the U.S. was renewed without disruption in July 2022 and is set to expire in July 2027. For a discussion of risks associated with employment-related matters, see Item 1A in this Form 10-K.

Compensation

Our colleagues are vital to our success, and we offer pay and benefits designed to attract, retain and motivate our colleagues and align their compensation with both individual and our overall performance. While our programs vary by location and eligibility, they include base and overtime pay, short-term incentive bonuses, long-term incentive pay in the form of stock awards, retirement plan benefits, health care and insurance benefits, tuition assistance through our Employee Scholar program, paid sick, bereavement, vacation, parental and family leaves, and wellness and employee assistance programs.

Health and Safety

Safety is one of the Otis Absolutes. For that reason, safety measures and indicators are regularly monitored by management and reported to our Board of Directors. To promote safety, we have a health and safety management system and regularly measure the effectiveness of our health and safety programs. We also provide regular health and safety training to our field professionals. We empower all of our colleagues and subcontractors with stop work authority if they perceive an unsafe condition or behavior that may cause injury. We also seek to promote a culture where stop work authority can be freely exercised without the fear of retribution or retaliation, and a learning culture to enhance the quality and delivery of safety and technical training. Health and Safety is one of the four focus areas of our ESG goals. See the “Environmental, Social and Governance ("ESG")” section of this Form 10-K above for more information regarding our ESG goals.

We are focused on our colleagues' mental and physical well-being. We provide employee assistance plan benefits to all of our colleagues worldwide. We also offer flexible work arrangements to many salaried colleagues. In 2023, we established the Otis Colleague Disaster Relief Fund, which provides financial assistance to eligible colleagues who have been affected by a disaster.

Training and Development

We strive to emphasize development and training, as we believe that individual and corporate success is driven by lifelong learning and by empowering our colleagues. As a result, we provide an extensive range of options and opportunities that vary based on a colleague's career stage and function. We offer a comprehensive suite of programs to build leadership and functional capabilities to drive our culture and equip our leaders for today and tomorrow. One of our flagship programs is the “Employee Scholar Program”, a comprehensive, company-sponsored education program that allows colleagues to expand their skills through degree or certification programs.

Having access to trained technicians is essential to our business. Our mechanics receive extensive training to service and install equipment safely. This training consists of live, virtual, and on-the-job modules with experienced mechanics. We are increasing our professional network to reach out to more communities when hiring through partnerships, and have developed several apprenticeship, training and internship programs. We have implemented initiatives to obtain access to a larger talent pool and increase the number of women in our mechanic population.

Inclusion & Diversity

We aim to be both an equal-opportunity employer of choice for people of broad perspectives and experiences, cultures, genders, races, and generations, and a place where every voice feels safe, welcomed and heard. To further accountability and transparency with respect to our progress, we maintain an Inclusion Advisory Group which is responsible for setting Otis' global inclusion strategy and priorities. The Inclusion Advisory Group is composed of nine members representing cross-functional and cross-regional areas and one Otis Board member, and includes four annual rotating members and four permanent members, including our Chief Executive Officer and our Chief People Officer. The Inclusion Advisory Group meets three times a year.

We have implemented various programs to support accelerating the development of our diverse talent, leadership and culture of inclusion. Our global inclusive leadership learning program provides training through virtual learning and group conversations to identify and mitigate bias using a common approach and vocabulary. As a signatory to the CEO Letter on Disability Inclusion with Disability:IN, an organization with the goal of creating an inclusive environment for people with disabilities, we are expanding our disability inclusion, neurodiversity and accessibility efforts. In 2023, we launched a disability etiquette training program and established a global framework to simplify and unify the process by which our colleagues can request reasonable accommodations and workplace adjustments. We also continued in 2023 to build on our inclusion efforts by expanding our self-ID campaign from 33 to 40 countries. This campaign allows our colleagues to self-report their demographic data, if they choose to do so.

Our employee resource groups (“ERGs”) also play a significant role in our ability to attract, retain, and develop diverse talent, and build allies across the organization. As ERGs are vital in nurturing a culture of inclusion at Otis, we are continuing to expand our ERG offerings globally by supporting all colleagues within the 4C framework (career, culture, community and customer) and partnering with them to further our inclusion initiatives.

Colleague Engagement

We believe that engaged colleagues deliver better service to our customers. We measure engagement by periodically conducting colleague surveys. The results, which are reported to our Board of Directors and management, help us assess how our colleagues feel about working for us. We use the survey results to develop action plans to address areas of concern. The engagement survey, which anonymizes the data, covers topics such as safety, ethics, belonging, quality, company prospects, inclusion, empowerment, accountability and managerial effectiveness. Increasing colleague favorability for the inclusive culture category in the Company’s engagement survey is part of our thirteen published ESG goals. See the “Environmental, Social and Governance ("ESG")” section of this Form 10-K above for more information regarding our ESG goals.

Corporate Information

Otis is a Delaware corporation and was incorporated on March 1, 2019 in connection with the separation and distribution ("Separation") of each of Otis and Carrier Global Corporation ("Carrier") from United Technologies Corporation, subsequently renamed RTX Corporation ("UTC" or "RTX", as applicable) into separate independent publicly traded companies. The Separation occurred on April 3, 2020. References to "UTC" relate to pre-Separation matters, and references to "RTX" relate to post-Separation matters.

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

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, restructuring actions (including UpLift), credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the effect of changes in political conditions in the U.S., including in connection with the results of the 2024 election or otherwise, and other countries in which Otis and its businesses operate, including the effects of the conflict between Russia and Ukraine, the war between Israel and Hamas, and tensions between the U.S. and China, on general market conditions, commodity costs, global trade policies and related sanctions and export controls, and currency exchange rates in the near term and beyond;
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;
•future levels of indebtedness, capital spending and research and development spending;
•future availability of credit and factors that may affect such availability or costs thereof, including credit market conditions and Otis’ capital structure;
•the timing and scope of future repurchases of Otis’ common stock ("Common Stock"), which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
•fluctuations in prices and delays and disruption in delivery of materials and services from suppliers, whether as a result of changes in general economic conditions, geopolitical conflicts or otherwise;
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
•the determination by the Internal Revenue Service (the "IRS") and other tax authorities that the distribution or certain related transactions in connection with the Separation should be treated as taxable transactions; and
•our obligations and our disputes that have or may hereafter arise under the agreements we entered into with RTX and Carrier in connection with the Separation.

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

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks (see discussion of risks associated with the ongoing conflicts referred to in the immediately following Risk Factor), including global credit conditions, levels of consumer and business confidence, commodity prices, raw material and energy costs, supply chain issues, foreign currency exchange rates, interest rates, labor costs, levels of government spending and deficits, actual or anticipated default on sovereign debt, trade policies, tariffs and trade barriers, political conditions, including in connection with the results of the 2024 election in the U.S. or otherwise, regulatory changes, fluctuations in residential and commercial construction activity, natural disasters, including weather events caused by climate change, pandemic health issues, including COVID-19, and other challenges that could affect the global economy. These economic and political conditions affect businesses such as ours in a number of ways. In particular, a slowdown in building and remodeling activity or decreased public spending on infrastructure projects or decreased spending on commercial real estate or customer defaults due to higher levels of remote work in connection with the COVID-19 pandemic or otherwise, could adversely affect our financial performance. Additionally, limitations on the ability of our customers and suppliers to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of customers and suppliers, limit or prevent customers from being able to finance purchases of our products and services, and cause delays in the delivery of key products from suppliers.

Our international operations subject us to risk as our results of operations may be adversely affected by changes in local and regional economic conditions, such as fluctuations in exchange rates, risks associated with government policies on international trade and investments, risks associated with China and other emerging markets and geopolitical conflicts.

We conduct our business on a global basis, with approximately 72% of our 2023 net sales derived from international operations. Changes in local and regional economic conditions, including credit conditions and fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations, where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay for the materials used in our products. Though we engage in hedging strategies to manage foreign currency exposures in connection with certain cross-border transactions, our operating margins may be negatively impacted by currency fluctuations that result in higher costs or lower revenues for certain cross-border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates have given and may continue to give rise to gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our net sales are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies has adversely affected and could in the future adversely affect our results of operations.

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

China is currently the largest end market for sales of new equipment in our industry, with our New Equipment net sales in China representing approximately one third of our global New Equipment net sales and over half of our global New Equipment unit volume. Changes to market and economic conditions in China, including credit conditions for our customers, or an escalation of trade conflicts between the U.S. and China, may further impact our ability to continue New Equipment net sales in China at rates consistent with prior years. Furthermore, as is the case in many countries where we operate, the legal and regulatory regime in China is evolving, and accordingly, we could, in the future, be required to comply with significant requirements unique to China in order to maintain access to Chinese markets.

We expect that net sales to emerging markets will continue to account for a significant portion of our net sales as those and other developing nations and regions around the world increase their demand for our products and services. A slowdown in urbanization in emerging countries, such as China or India, could adversely affect our financial performance. In addition, as part of our global business model, we operate in certain countries, including Argentina, Brazil, China, India, Indonesia, Malaysia, Mexico, Poland, South Africa, Ukraine, Turkey and certain countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. Our emerging market operations can present many risks, including differences in culturally accepted practices (such as employment and business practices), compliance risks, economic and government instability, currency fluctuations, and the imposition of foreign exchange and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

The conflict between Russia and Ukraine and the war between Israel and Hamas have resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how the conflicts will evolve or the timing thereof. If these conflicts continue for a significant time or further expand to other countries and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could have additional adverse effects on macroeconomic conditions, including but not limited to, increased costs, constraints on the availability of commodities, supply chain disruptions and decreased business spending. Furthermore, continuation of the conflicts could give rise to disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition. See Item 7 "Business Overview" in this Form 10-K for more information regarding the sale of our business in Russia.

We use a variety of raw materials, supplier-provided parts, components, sub-systems and third-party manufacturing services in our business, and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers (including third-party manufacturers) and commodity markets to secure the raw materials and components used in our products exposes us to volatility in the prices and availability of these materials. Issues with suppliers, (such as a disruption in deliveries, capacity and credit constraints, production disruptions, quality issues and supplier closings or bankruptcies), price increases or decreased availability of raw materials or commodities could have a material adverse effect on our ability to meet our commitments to customers or could increase our operating costs, either of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Our contracts are typically awarded on a competitive basis. Our quotations and bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment on these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a new equipment order, or the extent of required maintenance pursuant to a service contract, or execute on our productivity initiatives, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages if we do not perform in accordance with the contract. As a result of these and other factors, we may not be able to provide products and services at competitive prices while maintaining anticipated levels of profitability, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We may not realize expected benefits from our cost reduction, restructuring and transformation efforts, including UpLift, and our profitability may be negatively impacted or our business otherwise might be adversely affected.

In order to operate more efficiently and cost effectively, we may adjust employment, optimize our footprint or undertake other restructuring or transformation activities, including in connection with UpLift. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage restructuring and other transformation activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unfavorable political responses, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, challenges in change management, adverse effects on employee morale and capacity, and the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions, otherwise harm our business or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our debt levels and related debt service obligations could have negative consequences; we may need additional debt or equity financing in the future to meet our capital needs, and such financing may not be available on favorable terms, if at all, due to changes in global capital markets, our financial performance or outlook or our credit ratings and may be dilutive to existing shareholders.

As of December 31, 2023, we had $6.9 billion outstanding long-term debt. Our debt level and related debt service obligations could have negative consequences, including, among others:

•requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce funds we have available for other purposes, such as acquisitions and reinvestment in our businesses; and
•reducing our flexibility in planning for or reacting to changes in our business and market conditions.

We may need additional financing for general corporate purposes. For example, we may need funds to increase our investment in research and development activities, to refinance or repay existing debt, or to make a strategic acquisition. We may be unable to obtain additional financing on terms favorable to us, if at all. Volatility in the world financial markets could further increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or services, or in the solvency of our customers, suppliers or distributors or other significantly unfavorable changes in economic conditions.

We have an investment-grade credit rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s. There can be no assurance that we will be able to maintain our credit ratings, and any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or similar announcement, could increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper, require the posting of additional collateral under our derivative contracts, or otherwise have a negative impact on our liquidity, capital position and access to the capital markets.

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

Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction, including as a result of current and proposed changes to U.S. and foreign regulatory approval processes and requirements in connection with an acquisition or divestiture. Any of the foregoing could adversely affect our business and results of operations.

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

We have increased reporting of our ESG programs and performance, as required by applicable law and voluntarily, and have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any goal or objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) third-party coordination and alignment over which we do not have control and may be unpredictable, (3) evolving regulatory requirements affecting ESG standards or disclosures, (4) the availability of suppliers that can meet our sustainability, diversity and other standards, and (5) our ability to recruit, develop, and retain diverse talent in our labor markets. In addition, standards for tracking and reporting on ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics globally, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals and increased compliance costs and risks.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, supplier, or business partner could be negatively impacted, or could result in litigation. In addition, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives within the timelines we announce, or at all, could have similar negative impacts.

Our defined benefit pension plans are subject to financial market risk that could adversely affect our results.

The performance of the financial markets and interest rates as well statutory and/or regulatory changes can impact our defined benefit pension plan expenses and funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See "Note 13: Employee Benefit Plans" in Item 8 of this Form 10-K for further discussion on pension plans and related obligations and contingencies.

Information security, data privacy and identity protection may require significant resources and present certain risks to our business, reputation and financial condition.

We collect, store, have access to and otherwise process certain confidential or sensitive data that may be subject to data privacy and cybersecurity laws, regulations or customer-imposed controls, including proprietary business information, personal data and other information. We also develop products that may in certain cases collect, store, have access to, and otherwise process certain personally identifiable or confidential data of our customers who purchase and use such products either separately or as a part of another product or system or by way of access to our websites or social media accounts. Although we seek to protect such data and design our products to enable our customers to use them while complying with applicable data privacy and cybersecurity laws and/or customer-imposed controls, we have experienced cyber-attacks. While these attacks have not to our knowledge had a material adverse impact on the Company to date, our internal systems and products may be vulnerable to further cyber-attacks, security breaches, theft, programming errors or employee errors, which could lead to the compromise of confidential and sensitive data, unauthorized access, use, disclosure, modification or destruction of information, improper use of our systems, software solutions or networks, defective products, production downtimes and/or operational disruptions in violation of applicable law and/or contractual obligations. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, distributors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the compromise of software, security and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to select products and services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perceptions of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales. Because of the global nature of our business, both our internal systems and products must comply with the applicable laws, regulations and standards in a number of jurisdictions, which continue to evolve and in certain cases, include provisions that are unclear. Government enforcement actions, including due to geopolitical concerns, and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any of the foregoing factors could result in reputational damage or civil or governmental proceedings, which could result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our business and financial performance depend on continued substantial investment in information technology infrastructure, which may not yield anticipated benefits, and may be adversely affected by cyberattacks on information technology infrastructure and products and other business disruptions.

The efficient operation of our business requires continued substantial investment in technology infrastructure systems, including partial shifting from virtual private networks to cloud-based networks, and we must attract and retain qualified people to operate these systems, expand and improve them, integrate new systems effectively and efficiently convert to new systems when required. An inability to fund, acquire and implement these systems might impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which could put us at a competitive disadvantage and negatively impact our financial results. Repeated or prolonged interruptions of service due to problems with our systems or third-party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Furthermore, we are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. Failure to design, develop and implement new technology infrastructure systems in an effective and timely manner, or to adequately invest in and maintain these systems, could result in the diversion of management’s attention and resources and could materially adversely affect our operating results, competitive position and ability to efficiently manage our business. Our existing information systems may become obsolete, requiring us to transition our systems to a new platform. Such a transition would be time-consuming, costly and damaging to our competitive position, and could require additional management resources. Failure to implement and deploy new systems or replacement systems on the schedules anticipated, could materially adversely affect our operating results.

In addition, our business may be impacted by disruptions to our own or third-party information technology (“IT”) infrastructure, which could result from (among other causes) cyberattacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include attacks on our IT infrastructure, as well as attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are installed into third-party products, facilities or infrastructure. Such attacks could disrupt our business operations, our systems or those of third parties, and could impact the ability of our products to work as intended. We and some of our third-party suppliers have experienced cyber-based attacks, and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, nature and scope of cyberattacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result of a cyberattack, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations or ability to provide products and services to our customers; destruction or corruption of data; security breaches; manipulation or improper use of our or third-party systems, networks or products; financial losses from remedial actions, loss of business, potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Otis’ amended and restated bylaws provide that, unless Otis’ Board of Directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Otis, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of Otis to Otis or its shareholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against Otis or any current or former director or officer or other employee of Otis arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving Otis governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

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

In addition, in connection with and prior to the Separation, UTC and its subsidiaries completed various internal reorganization transactions. With respect to certain transactions undertaken as part of the internal reorganization, UTC obtained tax rulings in certain non-U.S. jurisdictions and/or opinions of external tax advisors, in each case, regarding the tax treatment of such transactions. Such tax rulings and opinions were based upon and relied on, among other things, various facts and assumptions, as well as certain representations (including with respect to certain valuation matters relating to the internal reorganization), statements and undertakings of UTC (and RTX), Otis, Carrier or their respective subsidiaries. If any of these representations or statements were, or become, inaccurate or incomplete, or if RTX, Otis, Carrier or any of their respective subsidiaries do not fulfill or otherwise comply with any such undertakings or covenants, such tax rulings and/or opinions may be invalid or the conclusions reached therein could be jeopardized. Further, notwithstanding receipt of any such tax rulings and/or opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant transactions differs from the conclusions reached in the relevant tax rulings and/or opinions. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant transaction, we, as well as RTX and Carrier, could be subject to significant tax liabilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The security of our products, services and corporate network is a key priority for our business. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats (as defined in Item 106(a) of Regulation S-K). These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees, customers, business partners or the riding public, violation of privacy or security laws and other litigation and legal risk, and reputational risks.

Otis has taken a risk-based approach to cybersecurity, which considers the sensitivity and volume of the relevant data, the potential effects on third parties and individuals, the needs of our business, and the costs and / or practicality of remediation. Based on this qualitative and quantitative assessment, we determine if identified cybersecurity risks are at an acceptable level, or should be mitigated or transferred.

We have implemented cybersecurity policies throughout our operations, including designing and incorporating cybersecurity, as appropriate, into our products and services while they are being developed. Our enterprise risk management (“ERM”) process considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Additionally, cybersecurity functional groups incorporate external research and intelligence gathering to keep the organization informed of new and evolving cyber risks.

We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage material risks from cybersecurity threats, and to protect against, detect and respond to cybersecurity incidents (as defined in Item 106(a) of Regulation S-K), including, among others, the following:

•established a global Security Operations Center to support visibility to cybersecurity incidents in real time;
•require all salaried Otis colleagues to complete an annual cybersecurity training program where specific threats and scenarios are highlighted based on our analysis of current risks to the organization;
•conduct regular phishing email simulations for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•maintain a robust Cybersecurity Incident Response Plan, which provides a framework for handling cybersecurity incidents based on, among other factors, the potential severity of the incident and facilitates cross-functional coordination across Otis;
•periodically run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•maintain cybersecurity insurance and regularly review our policy and levels of coverage based on current risks;
•monitor emerging data protection and cybersecurity laws, and implement changes to our processes, systems and offerings designed to comply, and through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•conduct several cyber-specific internal audits per year; and
•engage consultants and other third parties in connection with our cybersecurity practices.

As part of the above processes, we conduct monthly third-party scanning of our network.

Otis also applies a risk-based approach to mitigate cybersecurity risks associated with our use of third-party service providers, including those in our supply chain that have access to our customer and employee data or our systems. Third-party risks are included within our ERM process. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform due diligence on third parties that have access to our most critical systems, data or facilities that house such systems or data, and based on our risk assessment put in place contractual undertakings and oversight, to manage and reduce the risks associated with such third-party vendors. Such contractual undertakings include requirements to comply with administrative, technical and physical safeguards to satisfy the requirements for certification under ISO 27001, to provide notification of cyber incidents involving our systems or data and an agreement to be subject to cybersecurity audits, which we conduct as appropriate.

While Otis has not experienced a material cybersecurity incident to date, please see Item 1A in this Form 10-K for more information regarding cybersecurity-related risks that could materially affect our business strategy, results of operations, or financial condition, under the headings “Information security, data privacy and identity protection may require significant resources and present certain risks to our business, reputation and financial condition”, “Our business and financial performance depend on continued substantial investment in information technology infrastructure, which may not yield anticipated benefits, and may be adversely affected by cyber-attacks on information technology infrastructure and products and other business disruptions” and “We depend on our intellectual property, and have access to certain intellectual property and information of our customers, suppliers and distributors; infringement or failure to protect our intellectual property could adversely affect our future growth and success”.

Cybersecurity Governance

Otis has established a three-level governance model for managing cybersecurity risks. Cybersecurity risks are overseen by the Audit Committee of our Board of Directors (the "Board"). Our Chief Digital Officer (“CDO”) and Chief Information Security Officer (“CISO”) regularly brief the Audit Committee and other members of the Board on the Otis Cybersecurity Program and cyber-threat landscape, including twice in 2023. Our Cybersecurity Program is directed by both our CDO and CISO and we have established a Cyber Governance Council and Steering Committee made up of senior management (including our CEO). These committees are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Members of our Board also received briefings on risks associated with generative artificial intelligence, data protection (including data privacy laws) and our IT infrastructure in 2023. In 2022, in addition to periodic briefings on cybersecurity, the Audit Committee members participated in a simulated cybersecurity incident tabletop exercise and toured our Security Operations Center. Several members of our Board hold a CERT Certificate in Cybersecurity Oversight issued by the CERT Division of the Software Engineering Institute at Carnegie Mellon University, and in early 2023, two members of our Audit Committee attended a continuing education class related to cybersecurity through the National Association of Corporate Directors (“NACD”).

Our CDO and CISO collectively have over 20 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy and implementing effective information and cybersecurity programs, as well as relevant degrees and certifications, including Certified Information Security Manager certification and NACD Cyber training. All Otis colleagues engaged in cybersecurity are required to have a baseline certification (such as Security+, CISSP or CISM), as well as an operational cyber certification (for example, incident response or forensics analysis).

Item 2. Properties

We have a direct physical presence in more than 70 countries with an overall property portfolio comprising approximately 15 million square feet of space. We have approximately 2,300 facilities, of which approximately 45%, 42% and 13% of which are located in EMEA, Asia and the Americas, respectively. We operate more than 1,400 branches and offices, 11 R&D centers and 17 manufacturing facilities globally. Our principal manufacturing facilities are located across Brazil, China, Japan, France, India, Korea, Spain, and the United States, of which 14 are owned. Our principal R&D centers are located in China, India, Japan, France, Germany, Spain and the United States. Our branches and R&D centers typically support both our New Equipment and Service segments.

Our fixed assets as of December 31, 2023 include manufacturing facilities and non-manufacturing facilities, such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2023 are substantially in good operating condition.

Item 3. Legal Proceedings

For a discussion regarding material legal proceedings, see "Note 21: Contingent Liabilities" to the Consolidated Financial Statements within Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol "OTIS". There were approximately 19,900 registered shareholders as of January 19, 2024. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 in this Form 10-K.

Stock Performance Graph

The following table and graph illustrate the total return from April 3, 2020 (date of Separation) through December 31, 2023, for (1) our Common Stock, (2) the Standard and Poor's (the "S&P") 500 Index, and (3) the S&P 500 Industrials Sector Index. The graph and table assume that $100.00 was invested on April 3, 2020 in each of our Common Stock, the S&P 500 Index and the S&P 500 Industrials Sector Index, and that any dividends were reinvested. The comparison reflected in the graph and the table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return — Table

	April 3, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Otis	$100	$144	$188	$172	$199
S&P 500 Index	100	153	197	161	203
S&P 500 Industrials Sector Index	100	160	193	183	216

Comparison of Cumulative Total Return — Graph

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2023	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 — October 31	602	$76.48	602	$1,379
November 1 — November 30	1,809	81.39	1,809	$1,232
December 1 — December 31	367	86.67	367	$1,200
Total	2,778	$81.02	2,778

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock. As of December 31, 2023, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1.2 billion. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are the world’s leading elevator and escalator manufacturing, installation and service company. Our Company is organized into two segments, New Equipment and Service. Through our New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers and general contractors that develop and/or design buildings for residential, commercial, retail or mixed-use activity. We sell our New Equipment directly to customers, as well as through agents and distributors.

Through our Service segment, we perform maintenance and repair services for both our own products and those of other manufacturers and provide modernization services to upgrade elevators and escalators. Maintenance services include inspections to ensure code compliance, preventive maintenance offerings and other customized maintenance offerings tailored to meet customer needs, as well as repair services to address equipment and component wear and tear and breakdowns. Modernization services can range from relatively simple upgrades of interior finishes and aesthetics to complex upgrades of larger components and sub-systems. Our typical Service customers include building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed.

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

UpLift

Announced in July 2023, UpLift is a program with the goal of transforming our operating model. UpLift will include the standardization of our processes and improvement of our supply chain procurement, among other aspects of the program, as well as restructuring actions. We expect UpLift to generate approximately $150 million in annual savings by mid-year 2025, with restructuring and other incremental costs to complete the transformation ("UpLift transformation costs") over that period of approximately the same amount.

UpLift costs incurred are as follows:

(dollars in millions)	2023
UpLift restructuring action costs	$25
UpLift transformation costs	16
Total UpLift costs	$41

UpLift restructuring action costs in 2023 were primarily severance costs, and are recorded in Selling, general and administrative in the Consolidated Statements of Operations. For further details, refer to the discussion on restructuring costs in the "Results of Operations," as well as "Note 16: Restructuring and Transformation Costs" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

UpLift transformation costs in 2023 were primarily consulting and incremental personnel costs, and are recorded in Other income (expense), net in the Consolidated Statements of Operations.

Impact of Global Macroeconomic Developments on Our Company

Global macroeconomic developments have impacted, and continue to impact, aspects of the Company's operations and overall financial performance. These macroeconomic developments include, among others, inflationary pressures, higher interest rates and tighter credit conditions. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance in 2024, as a result of the following, among other things:

•Supplier liquidity, as well as supplier and raw material capacity constraints, delays and related costs;
•Customer demand impacting our New Equipment and Service businesses;
•Customer liquidity constraints and related credit reserves; and
•Cancellations or delays of customer orders.

We currently do not expect any significant impact to our capital and financial resources from these macroeconomic developments, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets.

See the "Liquidity and Financial Condition" section of this item of this Form 10-K for further detail and Item 1A in this Form 10-K for macroeconomic risks related to our business.

Risks Associated with Ongoing Conflicts

The ongoing conflict between Russia and Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty, including volatile commodity markets, foreign exchange fluctuations, supply chain disruptions, increased risk of cyber-security incidents, reputational risk, increased operating costs (including fuel and other input costs), environmental, health and safety risks related to securing and maintaining facilities, additional sanctions and other regulations (including restrictions on the transfer of funds to and from Russia).

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our 2023, 2022 and 2021 revenue and operating profit. As previously disclosed, we sold our business in Russia, which represented approximately 1% and 2% of both our revenue and operating profit in 2022 and 2021, respectively, to a third party on July 27, 2022. The operations were comprised mostly of New Equipment. We recorded losses from the sale and conflict-related charges totaling $28 million, primarily in Other income (expense), net in the Consolidated Statements of Operations in 2022. See "Note 8: Business Acquisitions, Dispositions, Goodwill and Intangible Assets" in Item 8 in this Form 10-K for further details.

Additionally, we do not have operations or material net sales in Israel or Gaza. Although we transport products through the Red Sea, we currently do not expect the recent hostilities in that region to have a material impact on our business.

We cannot predict how the events described above will evolve. If the events continue for a significant period of time or expand to other countries, and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A in this Form 10-K, including, but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

See "Note 1: Business Overview" and "Note 9: Borrowings and Lines of Credit" in Item 8 in this Form 10-K for further details regarding this transaction and financing arrangements entered into in connection with the Tender Offer.

RESULTS OF OPERATIONS

Net Sales

(dollars in millions)	2023	2022	2021
Net sales	$14,209	$13,685	$14,298
Percentage change year-over-year	3.8%	(4.3)%	12.1%

The factors contributing to the total percentage change year-over-year in total Net sales are as follows:

	2023	2022
Organic volume	5.6%	2.5%
Foreign currency translation	(1.2)%	(5.9)%
Acquisitions and divestitures, net	(0.6)%	(0.9)%
Total % change	3.8%	(4.3)%

The Organic volume increase of 5.6% for 2023 was driven by an increase in organic sales of 7.7% in Service and 2.6% in New Equipment.

The Organic volume increase of 2.5% for 2022 was driven by an increase of 6.0% in Service, offset by a decrease of (1.7)% in New Equipment.

The decrease in Net sales due to Acquisitions and divestitures, net is primarily the result of the sale of our Russia business in the third quarter of 2022.

See "Segment Review" below for a discussion of Net sales by segment.

Cost of Products and Services Sold

(dollars in millions)	2023	2022	2021
Cost of products and services sold	$10,016	$9,765	$10,105
Percentage change year-over-year	2.6%	(3.4)%	12.6%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	2023	2022
Organic volume	4.8%	3.7%
Foreign currency translation	(1.3)%	(6.1)%
Acquisitions and divestitures, net and Other	(0.9)%	(1.0)%
Total % change	2.6%	(3.4)%

The organic increase in total cost of products and services sold in 2023 was primarily driven by the organic sales increases noted above and inflationary pressures, including annual wage increases and higher Service-related material costs, partially offset by productivity and lower commodity prices, primarily steel.

The organic increase in total cost of products and services sold in 2022 was primarily driven by the organic sales increases noted above and inflationary pressures, including higher commodity prices of $107 million, primarily driven by steel, higher freight and fuel costs and annual wage increases, partially mitigated by productivity.

The decrease in Total cost of products and services sold due to Acquisitions and divestitures, net and Other is primarily the result of the sale of our Russia business in the third quarter of 2022.

Gross Margin

(dollars in millions)	2023	2022	2021
Gross margin	$4,193	$3,920	$4,193
Gross margin percentage	29.5%	28.6%	29.3%

Gross margin percentage increased 90 basis points in 2023 compared to 2022, due to the benefit from favorable pricing, Service sales growing faster than New Equipment sales, lower commodity prices, and the benefits from productivity, partially offset by the inflationary pressures described above.

Gross margin percentage decreased 70 basis points in 2022 compared to 2021, due to the inflationary pressures described above, partially offset by favorable Service pricing, productivity and the benefit from Service sales growing faster than New Equipment sales.

Research and Development

(dollars in millions)	2023	2022	2021
Research and development	$144	$150	$159
Percentage of Net sales	1.0%	1.1%	1.1%

Research and development was relatively flat in 2023 compared to 2022 and 2021. Research and development includes product development and innovation, including for IoT and developing the next generation of connected elevators and escalators.

Selling, General and Administrative

(dollars in millions)	2023	2022	2021
Selling, general and administrative	$1,884	$1,763	$1,948
Percentage of Net sales	13.3%	12.9%	13.6%

Selling, general and administrative expenses increased $121 million in 2023 compared to 2022, driven by annual wage increases, higher other employment-related costs, higher restructuring costs and higher credit loss reserves, partially offset by favorable foreign exchange impacts of $8 million.

Selling, general and administrative expenses decreased $185 million in 2022 compared to 2021, as other employment-related cost reductions, cost containment actions, lower credit loss reserves, as well as the impact from foreign exchange of $104 million, were partially offset by annual wage increases.

Selling, general and administrative expenses as a percentage of Net sales increased 40 basis points in 2023 compared to 2022, and decreased 70 basis points in 2022 compared to 2021.

Restructuring Costs

(dollars in millions)	2023	2022	2021
UpLift restructuring action costs	$25	$—	$—
Other restructuring action costs	42	60	56
Total restructuring costs	$67	$60	$56

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions and, to a lesser degree, facility exit and lease termination costs associated with the consolidation of office and manufacturing operations. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.

UpLift restructuring action costs were $25 million in 2023, which are recorded in Selling, general and administrative in the Consolidated Statements of Operations. We also incurred $16 million of UpLift transformation costs in 2023, primarily consulting and incremental personnel costs, which are recorded in Other income (expense), net in the Consolidated Statements of Operations.

Other restructuring action costs were $42 million in 2023 and included $38 million of costs related to 2023 actions and $4 million of costs related to 2022 actions.

Most of the expected restructuring charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the year ended December 31, 2023, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the year ended December 31, 2023	$12	$47	$59
Expected cash payments remaining to complete actions announced	38	65	103

The approved UpLift restructuring actions are expected to generate approximately $50 million in annual recurring savings by 2025, primarily in Selling, general and administrative expenses, and of which approximately $5 million was realized during the year ended December 31, 2023.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $42 million for the 2023 actions and $63 million for the 2022 actions, of which approximately $15 million was realized for the 2023 actions and $63 million for the 2022 actions during the year ended December 31, 2023.

For additional discussion of restructuring and transformation costs, see "Note 16: Restructuring and Transformation Costs" in Item 8 in this Form 10-K.

Other Income (Expense), Net

(dollars in millions)	2023	2022	2021
Other income (expense), net	$21	$26	$22

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, UpLift transformation costs, non-recurring Separation-related expenses and certain other operating items.

The change in Other income (expense), net of $5 million in 2023 compared to 2022 was primarily driven by UpLift transformation costs of $16 million and the absence of the settlement of certain legal matters in 2022, partially offset by the impact of foreign currency mark-to market adjustments and the absence of the loss on the sale of our Russia business and related charges when compared to 2022.

The change in Other income (expense), net of $4 million in 2022 compared to 2021 was primarily driven by favorable foreign currency mark-to-market adjustments, lower non-recurring Separation-related costs and settlement of certain legal matters, partially offset by the impact of the loss on the sale of our Russia business.

See "Note 1: Business Overview" in Item 8 in this Form 10-K for further discussion on costs related to the Separation.

Interest Expense (Income), Net

(dollars in millions)	2023	2022	2021
Interest expense (income), net	$150	$143	$136

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances and short-term investments.

Interest expense (income), net increased $7 million for 2023, compared to 2022, primarily driven by higher interest expense related to the $750 million unsecured, unsubordinated debt issued in August 2023, partially offset by higher interest income.

Interest expense (income), net increased $7 million in 2022 compared to 2021, primarily driven by interest expense related to the financing of the Tender Offer for Zardoya Otis.

The average interest rate on our external debt for 2023, 2022 and 2021 was 2.1%, 2.0% and 2.3%, respectively.

For additional discussion of borrowings, see "Note 9: Borrowings and Lines of Credit" in Item 8 in this Form 10-K.

Income Taxes

	2023	2022	2021
Effective tax rate	26.2%	27.5%	27.6%

The 2023, 2022 and 2021 effective tax rates are higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate.

The 2023 effective tax rate is lower than the 2022 effective tax rate primarily due to the absence of the tax impact related to the sale of our Russia business recorded in the year ended December 31, 2022, as well as the release of valuation allowances on non-U.S. losses and U.S. foreign tax credits, reduction in the deferred tax liability related to lower withholding tax on repatriation of certain foreign earnings, and reversal of tax reserves related to the U.S. foreign tax credit regulations, all recorded in the year ended December 31, 2023.

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

For additional discussion of income taxes and the effective income tax rate, see "Note 15: Income Taxes" in Item 8 in this Form 10-K.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

(dollars in millions)	2023	2022	2021
Noncontrolling interest in subsidiaries' earnings	$92	$116	$174
Net income attributable to Otis Worldwide Corporation	$1,406	$1,253	$1,246

Noncontrolling interest in subsidiaries' earnings decreased in 2023 in comparison to 2022 primarily driven by Otis' increased ownership in Otis Mobility (formerly Zardoya Otis) in the second quarter of 2022, as well as impacts of foreign exchange, partially offset by higher net income from non-wholly owned subsidiaries. For details on the results of the Tender Offer and purchases of shares of Otis Mobility not previously owned by the Company, see "Note 1: Business Overview" in Item 8 in this Form 10-K.

Noncontrolling interest in subsidiaries' earnings decreased in 2022 in comparison to 2021 primarily due to Otis' acquisition of the remaining outstanding shares in Otis Mobility in the second quarter of 2022.

Net income attributable to Otis Worldwide Corporation increased in 2023 compared to 2022, due to higher operating profit (including the unfavorable impact of foreign exchange rates), lower noncontrolling interest in subsidiaries' earnings, and a lower effective tax rate.

Net income attributable to Otis Worldwide Corporation was relatively flat in 2022 compared to 2021, as lower noncontrolling interest in subsidiaries’ earnings and the benefit of a lower effective tax rate were offset by lower operating profit (including the impact of foreign exchange rates) and higher interest expense.

Segment Review

Summary performance for our operating segments for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Net Sales			Operating Profit			Operating Profit Margin
(dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
New Equipment	$5,812	$5,864	$6,428	$358	$358	$459	6.2%	6.1%	7.1%
Service	8,397	7,821	7,870	1,972	1,789	1,762	23.5%	22.9%	22.4%
Total segment	14,209	13,685	14,298	2,330	2,147	2,221	16.4%	15.7%	15.5%
General corporate expenses and other	—	—	—	(144)	(114)	(113)	—	—	—
Total	$14,209	$13,685	$14,298	$2,186	$2,033	$2,108	15.4%	14.9%	14.7%

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

Summary performance for New Equipment for the years ended December 31, 2023, 2022 and 2021 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2023	2022	2021	2023 compared with 2022		2022 compared with 2021
Net sales	$5,812	$5,864	$6,428	$(52)	(0.9)%	$(564)	(8.8)%
Cost of sales	4,843	4,949	5,293	(106)	(2.1)%	(344)	(6.5)%
	969	915	1,135	54	5.9%	(220)	(19.4)%
Operating expenses	611	557	676	54	9.7%	(119)	(17.6)%
Operating profit	$358	$358	$459	$—	—%	$(101)	(22.0)%
Operating profit margin	6.2%	6.1%	7.1%

Summary analysis of the Net sales change for New Equipment for the years ended December 31, 2023 and 2022 compared with the prior years was as follows:

Components of Net sales change:	2023	2022
Organic	2.6%	(1.7)%
Foreign currency translation	(2.1)%	(4.9)%
Acquisitions/Divestitures, net and Other	(1.4)%	(2.2)%
Total % change	(0.9)%	(8.8)%

2023 Compared with 2022

The organic sales increase of 2.6% was driven by mid single-digit organic sales growth in EMEA and low single-digit organic sales growth in Americas and Asia.

The decrease in Net sales due to Acquisitions and divestitures, net and Other is primarily the result of the sale of our Russia business in the third quarter of 2022.

New Equipment operating profit was flat, including $(26) million of foreign exchange headwinds. Higher volume, favorable price, improved productivity and commodity tailwinds were partially offset by regional and product mix headwinds and higher selling, general and administrative costs. Operating margin increased 10 basis points.

2022 Compared with 2021

Organic sales declined (1.7)% as a 10% decline in China was partially offset by high single-digit growth in Asia Pacific and mid single-digit growth in EMEA.

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

Summary performance for Service for the years ended December 31, 2023, 2022 and 2021 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2023	2022	2021	2023 compared with 2022		2022 compared with 2021
Net sales	$8,397	$7,821	$7,870	$576	7.4%	$(49)	(0.6)%
Cost of sales	5,173	4,816	4,812	357	7.4%	4	0.1%
	3,224	3,005	3,058	219	7.3%	(53)	(1.7)%
Operating expenses	1,252	1,216	1,296	36	3.0%	(80)	(6.2)%
Operating profit	$1,972	$1,789	$1,762	$183	10.2%	$27	1.5%
Operating profit margin	23.5%	22.9%	22.4%

Summary analysis of the Net sales change for Service for the years ended December 31, 2023 and 2022 compared with the prior years was as follows:

Components of Net sales change:	2023	2022
Organic	7.7%	6.0%
Foreign currency translation	(0.4)%	(6.7)%
Acquisitions/Divestitures, net and Other	0.1%	0.1%
Total % change	7.4%	(0.6)%

2023 Compared with 2022

Net Sales

The organic sales increase of 7.7% is due to organic sales increases in maintenance and repair of 7.8% and modernization of 7.3%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	7.8%	7.3%
Foreign currency translation	(0.3)%	(0.8)%
Acquisitions/Divestitures, net and Other	—%	0.4%
Total % change	7.5%	6.9%

Operating profit

Service operating profit increased $183 million including foreign exchange tailwinds of $4 million, primarily driven by higher volume, improved pricing on maintenance contracts and productivity, which were partially offset by annual wage increases and other inflationary pressures, including higher material costs. Operating margin increased 60 basis points.

2022 Compared with 2021

Net Sales

The organic sales increase of 6.0% is due to organic sales increases in maintenance and repair of 5.6%, and modernization of 8.1%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	5.6%	8.1%
Foreign currency translation	(6.8)%	(6.5)%
Acquisitions/Divestitures, net and Other	—%	0.5%
Total % change	(1.2)%	2.1%

Operating Profit

Service operating profit increased $27 million due to higher volume of $144 million, favorable pricing on maintenance contracts, productivity and other employment-related cost reductions, partially offset by foreign exchange headwinds of $(143) million, annual wage increases and other inflationary pressures, including higher fuel costs. Operating margin increased 50 basis points.

General Corporate Expenses and Other

(dollars in millions)	2023	2022	2021
General corporate expenses and other	$(144)	$(114)	$(113)

General corporate expenses and other increased $30 million in 2023 compared to 2022, primarily due to the UpLift related transformation costs of $16 million and higher corporate costs, partially offset by the impact of foreign currency mark-to market adjustments and the absence of the loss on the sale of our Russia business and related charges when compared to 2022.

General corporate expenses and other increased $1 million in 2022 compared to 2021, which includes the impact of the loss on the sale of our Russia business, offset by favorable foreign currency mark-to-market adjustments and lower non-recurring Separation-related costs.

LIQUIDITY AND FINANCIAL CONDITION

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to the capital markets.

As of December 31, 2023, we had cash and cash equivalents of approximately $1.3 billion, of which approximately 97% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. The amount of such restricted cash was $6 million as of December 31, 2023 and 2022.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of December 31, 2023 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,274	$1,189
Total debt	6,898	6,768
Net debt (total debt less cash and cash equivalents)	5,624	5,579
Total equity	(4,855)	(4,799)
Total capitalization (total debt plus total equity)	2,043	1,969
Net capitalization (total debt plus total equity less cash and cash equivalents)	769	780

Total debt to total capitalization	338%	344%
Net debt to net capitalization	731%	715%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

The following is a summary of the long-term debt issuances and repayments in 2023, 2022 and 2021:

(dollars in millions)

Issuance Date	Description of Debt	Aggregate Principal Balance
August 16, 2023	5.25% notes due 2028	$750
November 12, 2021	0.000% notes due 2023 (€500 million principal value)	572
November 12, 2021	0.318% notes due 2026 (€600 million principal value)	687
November 12, 2021	0.934% notes due 2031 (€500 million principal value)	572
March 11, 2021	0.37% notes due 2026 (¥21,500 million principal value)	199

Repayment Date	Description of Debt	Aggregate Principal Paid
November 13, 2023	0.000% notes due 2023 (€500 million principal value)	$534
January 14, 2022	LIBOR plus 45 bps floating rate notes due 2023	500

The proceeds from the August 2023 issuance of $750 million notes listed above were used to fund the repayments of Otis' commercial paper and €500 million 0.000% notes that were due in November 2023, with the remainder used for other general corporate purposes. The proceeds from the November 2021 issuance of the Euro notes listed above were used to fund the Tender Offer in 2022. The proceeds from the March 2021 issuance of Japanese Yen notes listed above were used to fund the repayment of a portion of Otis' commercial paper.

There is no commercial paper outstanding as of December 31, 2023. For additional discussion of borrowings, see "Note 9: Borrowings and Lines of Credit" in Item 8 of this Form 10-K.

Share Repurchase Program

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $1.2 billion was remaining as of December 31, 2023. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Consolidated Statements of Cash Flows.

(dollars in millions)	2023	2022	2021
Net cash flows provided by (used in):
Operating activities	$1,627	$1,560	$1,750
Investing activities	(183)	(33)	(89)
Financing activities	(1,350)	(3,652)	58
Effect of exchange rate changes on cash and cash equivalents	(9)	(157)	(43)
Net increase (decrease) in cash and cash equivalents and restricted cash	$85	$(2,282)	$1,676

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The increase in net cash provided by operating activities in 2023 compared to 2022 was primarily driven by changes in working capital balances during the periods, including an increase in Accrued liabilities in 2023 compared to a decrease in 2022 due to the timing of income tax payments in the periods, as well as a decrease in Inventories in 2023 compared to an increase in 2022. These were offset by a smaller increase in Accounts payable in 2023 compared to 2022 due to the timing of payments to suppliers and higher balances due as of December 31, 2022 compared to December 31, 2021 and other working capital changes.

The decrease in net cash provided by operating activities in 2022 compared to 2021 was primarily driven by working capital balances during the periods, including a larger increase in Accounts receivable due to increased volume and the timing of billings and a decrease in Accrued liabilities in 2022 compared to an increase in 2021 due to the timing of payments of employee-related benefits, income taxes and other accruals. These were partially offset by a larger increase in Accounts payable in 2022 compared to 2021 due to the timing of payments to suppliers.

During 2023, net cash provided by operating activities was $1.6 billion. The primary driver of the inflow related to $1.5 billion of net income and an increase in Accounts payable. These were partially offset by an increase in Accounts receivable, net, due to the volume and timing of billings.

During 2022, net cash provided by operating activities was $1.6 billion. The primary driver of the inflow related to $1.4 billion of net income and an increase in Accounts payable due to the timing of payments to suppliers. An increase in Accounts receivable, net, due to increased volume and the timing of billings, a decrease in Accrued liabilities due to the timing of payments of employee-related benefits, income taxes and other accruals, and an increase in Inventories to support backlog conversion and to mitigate supply chain disruptions were partially offset by changes in Contract assets, current and Contract liabilities, current, net, due to the timing of billings on contracts compared to the progression on current contracts.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts.

The increase in net cash used in investing activities in 2023 compared to 2022 was primarily driven by net cash payments from the settlement of derivative instruments in 2023 compared to net cash receipts in 2022, as well as the absence of net proceeds from the sale of our business in Russia in 2022. The decrease in net cash used in investing activities in 2022 compared to 2021 was primarily driven by the net proceeds from the sale of our business in Russia in 2022.

During 2023, net cash used in investing activities was $183 million. The primary drivers of the outflow related to $138 million of capital expenditures, $36 million of acquisitions of businesses and intangible assets and $28 million of net cash payments from the settlement of derivative instruments.

During 2022, net cash used in investing activities was $33 million. The primary drivers of the outflow were $115 million of capital expenditures and $46 million of acquisitions of businesses and intangible assets, which were partially offset by $65 million of net cash receipts from the settlement of derivative instruments and $61 million of net proceeds from the sale of our business in Russia. See "Note 8: Business Acquisitions, Dispositions, Goodwill and Intangibles" in Item 8 of this Form 10-K for further details regarding the sale of our business in Russia.

As discussed in "Note 17: Financial Instruments" in Item 8 in this Form 10-K, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency and commodity price exposures.

Financing activities

Cash flows from financing activities primarily represent inflows and outflows associated with equity and borrowings. Primary activities include short-term and long-term borrowing activity, paying dividends to shareholders, the repurchase of our Common Stock and dividends or other payments to noncontrolling interests.

The decrease in net cash used in financing activities in 2023 compared to 2022 was primarily due to the absence of the settlement of the Tender Offer in 2022. The net cash used in financing activities in 2022 compared to net cash provided by financing activities in 2021 was primarily driven by the settlement of the Tender Offer in 2022 compared to the receipt of the net proceeds from the debt issued in 2021 to fund the Tender Offer.

During 2023, net cash used in financing activities was $1.4 billion. The primary drivers of the outflow were the repurchases of our Common Stock of $800 million and dividends paid on our Common Stock of $539 million. Additionally, net repayments of short-term borrowings of $113 million and repayments of long-term debt of $534 million were funded by $741 million of net proceeds from the issuance of long-term debt.

During 2022, net cash used in financing activities was $3.7 billion. The primary drivers of the outflow were the settlement in cash of the Tender Offer for $1.8 billion (€1,663 million), repurchases of our Common Stock of $850 million, repayments of long-term debt of $500 million and dividends paid on our Common Stock of $465 million.

For additional discussion of the Tender Offer and of borrowing activity, see "Note 1: Business Overview" and "Note 9: Borrowings and Lines of Credit", respectively, in Item 8 in this Form 10-K.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2026 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. (“Highland”), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 9: Borrowings and Lines of Credit" in Item 8 in this Form 10-K for additional information.

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

The following tables set forth the summarized financial information as of and for the years ended December 31, 2023 and 2022 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

	Year Ended December 31,
(dollars in millions)	2023	2022
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	9	1
Income from consolidated subsidiaries	143	70
Income (loss) from operations excluding income from consolidated subsidiaries	(11)	(2)
Net income (loss) excluding income from consolidated subsidiaries	(119)	(109)

	As of December 31,
(dollars in millions)	2023	2022
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	63	94
Noncurrent assets (investments in consolidated subsidiaries)	1,236	1,236
Noncurrent assets (excluding investments in consolidated subsidiaries)	43	45
Current liabilities (intercompany payables to non-guarantor subsidiaries)	3,753	3,090
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	119	166
Noncurrent liabilities	5,880	5,186

	Year Ended December 31,
(dollars in millions)	2023	2022
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	1	—
Income from consolidated subsidiaries	477	1,242
Income (loss) from operations excluding income from consolidated subsidiaries	(1)	—
Net income (loss) excluding income from consolidated subsidiaries	(196)	(10)

	As of December 31,
(dollars in millions)	2023	2022
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$75	$195
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	12,524
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	518	572
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1	532
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,467	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,199	1,160

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

See "Note 2: Summary of Significant Accounting Policies" in Item 8 in this Form 10-K.

Income Taxes

The future tax benefit arising from deductible temporary differences and tax carryforwards was $618 million as of December 31, 2023 and $588 million as of December 31, 2022. Management estimates that our earnings during the periods when the temporary differences become deductible will be generally sufficient to realize the related future income tax benefits, which may be realized over an extended period of time. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. See "Note 3: Earnings Per Share" and "Note 14: Accumulated Other Comprehensive Income (Loss)" in Item 8 in this Form 10-K for further discussion. Additionally, see "Note 21: Contingent Liabilities" in Item 8 in this Form 10-K for discussion of administrative review proceedings with the German Tax Office.

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

We completed the annual goodwill impairment test for all of our reporting units as of July 1, 2023 and determined that no adjustment to goodwill was necessary as the fair value of each reporting unit was in excess of the carrying value of each reporting unit.

Contingent Liabilities

Otis is party to litigation related to a number of matters as described in "Note 21: Contingent Liabilities" in Item 8 in this Form 10-K. In particular, they may include risks associated with contractual, regulatory and other matters, which may arise in the ordinary course of business. The outcome of these matters may have a material effect on the financial position, results of operations or cash flows. Management regularly analyzes current information about these matters and accrues for contingent losses that are probable and reasonably estimable. To assess the exposure to potential liability, we consult with relevant internal and external counsel. In making the decision regarding the need for loss accruals, management considers the degree of probability of an unfavorable outcome and the ability to make a sufficiently reliable estimate of the amount of loss. See Part I, Item 1A in this Form 10-K for further discussion.

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

In the following table, we show the sensitivity of our pension plan liabilities to a 25 basis point change in the discount rates for benefit obligations, as of December 31, 2023:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation	$(21)	$23

The impact on the net periodic pension (benefit) cost, the accumulated postretirement benefit obligation and the net periodic postretirement (benefit) cost is each less than $1 million.

Pension expense is also sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have decreased or increased 2023 pension expense by approximately $2 million.

The weighted-average discount rates used to measure pension liabilities and costs utilize each plan’s specific cash flows and are then compared to high-quality bond indices for reasonableness. Global market interest rates decreased in 2023 as compared with 2022, and, as a result, the weighted-average discount rate used to measure pension liabilities was 3.4% in 2023 and 3.8% in 2022.

See "Note 12: Employee Benefit Plans" in Item 8 in this Form 10-K for further discussion.

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

Otis' contractual obligations and commitments as of December 31, 2023 are discussed below. See also "Note 12: Employee Benefit Plans" in Item 8 of this Form 10-K for further discussion of our expected pension and postretirement contributions.

Long-term Debt

See "Note 9: Borrowings and Lines of Credit" in Item 8 of this Form 10-K for further discussion of our long-term debt principal payments as of December 31, 2023. In the following table, we show the timing of payments of interest on long-term debt as of December 31, 2023:

		Payments Due by Period
(dollars in millions)	Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt - future interest	$1,629	$172	$304	$269	$884

Purchase Obligations

Purchase obligations include amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders. Where it is not practically feasible to determine the legally enforceable portion of our obligation under certain of our long-term purchase agreements, we include additional expected purchase obligations beyond what may be legally enforceable. We enter into contractual purchase commitments with suppliers and service vendors to support our information technology that are either necessary to operate our business or result from implementing strategic initiatives. In the following table, we show the timing of payments of total purchase obligations as of December 31, 2023:

		Payments Due by Period
(dollars in millions)	Total	2024	2025-2026	2027-2028	Thereafter
Purchase obligations	$1,179	$1,137	$35	$6	$1

Other Long-term Liabilities

Other long-term liabilities in the table below includes obligations related to product service and warranty policies, estimated remediation costs and contractual indemnities, and are included in Other long-term liabilities on the "Consolidated Balance Sheets" in Item 8 of this Form 10-K. The timing of expected cash flows associated with these obligations is based upon management's estimates over the terms of these agreements and is largely based upon historical experience and were as follows as of December 31, 2023:

		Payments Due by Period
(dollars in millions)	Total	2024	2025-2026	2027-2028	Thereafter
Other long-term liabilities	$281	$24	$170	$9	$78

The balance above includes $149 million of non-current contractual payables due to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation pursuant to the TMA. Otis will reimburse RTX for those tax payments through 2026.

Unrecognized Tax Benefits

Otis has unrecognized tax benefits of $394 million as of December 31, 2023. The timing of when such unrecognized tax benefits will become payable is uncertain. See "Note 15: Income Taxes" in Item 8 in this Form 10-K for additional discussion on unrecognized tax benefits.

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

Refer to "Note 2: Summary of Significant Accounting Policies", "Note 9: Borrowings and Lines of Credit" and "Note 17: Financial Instruments" in Item 8 in this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments, including the average aggregate notional amount of our outstanding foreign currency and commodity price hedges during 2023 and 2022.

Foreign Currency Exposures

The value of certain foreign currencies as compared to the U.S. dollar may impact Otis’ financial results. We have a high volume of foreign currency exposures that result from our international net sales, purchases, investments and other international transactions. International net sales were approximately $10.2 billion, $9.9 billion and $10.6 billion in 2023, 2022 and 2021, respectively.

We manage foreign currency exposures that are associated with committed foreign currency purchases and sales as well as foreign currency denominated assets and liabilities that are created in the ordinary course of business. More than insignificant exposures, that cannot be naturally offset, are generally hedged with foreign currency derivatives. The aggregate notional amount of our outstanding foreign currency hedges was approximately $4.9 billion and $3.7 billion as of December 31, 2023 and 2022, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. An unfavorable exchange rate movement of 10% to our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $120 million and $39 million as of December 31, 2023 and 2022, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions or investments being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments or investments, when taken together, do not create material market risk.

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

As discussed in "Note 17: Financial Instruments" in Item 8 in this Form 10-K, as of December 31, 2023 we have ¥21.5 billion ($150 million) of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, and foreign exchange forward contracts of €120 million ($132 million) and HK$2,262 million ($18 million) that qualify as net investment hedges against our investments in certain European and Asian businesses, respectively. As of December 31, 2023, these net investment hedges are deemed to be effective.

As of December 31, 2023 we have €1.1 billion ($1.2 billion) of Euro denominated long-term debt. This debt was issued by a subsidiary with Euro functional currency, and the original proceeds of €1.6 billion were used to fund the Tender Offer for Zardoya Otis. The currency effects of this debt are reflected in the Accumulated other comprehensive income (loss) within Shareholder's (Deficit) Equity in the Balance Sheet in Item 8 in this Form 10-K. Refer to "Note 9: Borrowings and Lines of Credit" in Item 8 in this Form 10-K for additional discussion of our borrowings.

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

Interest Rate Risk

Our long-term debt portfolio consists of fixed-rate instruments, and, therefore, any fluctuation in market interest rates is not expected to have a material effect on the Company's results of operations. A 100 basis points increase in interest rates would have had an approximate $400 million reduction on the fair value of our fixed-rate debt as of December 31, 2023 and 2022, respectively. Additionally, the investors in our fixed-rate debt obligations generally do not have the right to demand we pay off these obligations prior to maturity. Therefore, we believe our exposure to interest rate risk on our fixed-rate debt is not material.

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

Management has assessed the effectiveness of Otis' internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, Otis' internal control over financial reporting was effective as of December 31, 2023. The effectiveness of Otis' internal control over financial reporting, as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

OTIS WORLDWIDE CORPORATION (Registrant)

by:	/s/ JUDITH F. MARKS
Judith F. Marks
Chair, President and Chief Executive Officer

by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs at Completion for New Equipment and Modernization Contracts

As described in Notes 2 and 22 to the consolidated financial statements, the Company recognized $5.8 billion and $1.5 billion of revenue from new equipment and modernization contracts, respectively, for the year ended December 31, 2023. For new equipment and modernization contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. As disclosed by management, contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. The long-term nature of the contracts, the complexity of the products and the scale of the projects can affect management’s ability to estimate costs precisely. Management reviews cost estimates on significant new equipment and modernization contracts on a quarterly basis and, for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. Management records changes in contract estimates using the cumulative catch-up method and reviews changes in contract estimates for their impact on net sales or operating profit in the consolidated financial statements. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs at completion for new equipment and modernization contracts is a critical audit matter are the significant judgment by management to determine the estimated costs at contract completion, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the estimated expected labor and indirect labor costs used in the development of estimated costs at contract completion.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 2, 2024

We have served as the Company’s auditor since 2019.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts; shares in millions)	2023	2022	2021
Net sales:
Product sales	$5,812	$5,864	$6,428
Service sales	8,397	7,821	7,870
	14,209	13,685	14,298
Costs and expenses:
Cost of products sold	4,843	4,949	5,293
Cost of services sold	5,173	4,816	4,812
Research and development	144	150	159
Selling, general and administrative	1,884	1,763	1,948
	12,044	11,678	12,212
Other income (expense), net	21	26	22
Operating profit	2,186	2,033	2,108
Non-service pension cost (benefit)	5	2	11
Interest expense (income), net	150	143	136
Net income before income taxes	2,031	1,888	1,961
Income tax expense	533	519	541
Net income	1,498	1,369	1,420
Less: Noncontrolling interest in subsidiaries' earnings	92	116	174
Net income attributable to Otis Worldwide Corporation	$1,406	$1,253	$1,246

Earnings per share (Note 3):
Basic	$3.42	$2.98	$2.91
Diluted	$3.39	$2.96	$2.89
Weighted average number of shares outstanding
Basic shares	411.4	420.0	427.7
Diluted shares	414.6	423.0	431.4

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)	2023	2022	2021
Net income	$1,498	$1,369	$1,420
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(93)	(55)	(53)
Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss)	(90)	146	71
Amortization of actuarial (gain) loss and prior service credit	(1)	10	18
Other	(1)	11	13
	(92)	167	102
Tax benefit (expense)	22	(47)	(27)
Pension and postretirement benefit plan adjustments, net of tax	(70)	120	75
Change in unrealized cash flow hedging:
Unrealized cash flow hedging gain (loss)	6	(3)	(1)
Adjustment for net (gain) loss realized and included in net income	(8)	(1)	4
Change in unrealized cash flow hedging, net of tax	(2)	(4)	3

Other comprehensive income (loss), net of tax	(165)	61	25
Comprehensive income (loss), net of tax	1,333	1,430	1,445
Less: Comprehensive (income) loss attributable to noncontrolling interest	(85)	(6)	(147)
Comprehensive income attributable to Otis Worldwide Corporation	$1,248	$1,424	$1,298

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in millions)	2023	2022
Assets
Cash and cash equivalents	$1,274	$1,189
Accounts receivable (net of allowance for expected credit losses of $130 and $152)	3,538	3,357
Contract assets	717	664
Inventories	612	617
Other current assets	259	316
Total Current Assets	6,400	6,143
Future income tax benefits	323	285
Fixed assets, net	727	719
Operating lease right-of-use assets	416	449
Intangible assets, net	335	369
Goodwill	1,588	1,567
Other assets	328	287
Total Assets	$10,117	$9,819

Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$32	$670
Accounts payable	1,878	1,717
Accrued liabilities	1,873	1,794
Contract liabilities	2,696	2,662
Total Current Liabilities	6,479	6,843
Long-term debt	6,866	6,098
Future pension and postretirement benefit obligations	462	392
Operating lease liabilities	292	315
Future income tax obligations	245	279
Other long-term liabilities	493	556
Total Liabilities	14,837	14,483
Commitments and contingent liabilities (Note 21)
Redeemable noncontrolling interest	135	135
Shareholders' Equity (Deficit):
Common Stock and additional paid-in-capital	213	162
Treasury Stock	(2,382)	(1,575)
Accumulated deficit	(2,005)	(2,865)
Accumulated other comprehensive income (loss)	(750)	(592)
Total Shareholders' Equity (Deficit)	(4,924)	(4,870)
Noncontrolling interest	69	71
Total Equity (Deficit)	(4,855)	(4,799)
Total Liabilities and Equity (Deficit)	$10,117	$9,819

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$59	$—	$(3,106)	$(815)	$(3,862)	$467	$(3,395)	$194
Net income	—	—	1,246	—	1,246	163	1,409	11
Other comprehensive income (loss), net of tax	—	—	—	52	52	(15)	37	(12)
Stock-based compensation and Common Stock issued under employer plans	62	—	(2)	—	60	—	60	—
Cash dividends declared ($0.92 per Common Share)	—	—	(393)	—	(393)	—	(393)	—
Repurchase of Common Shares	—	(725)	—	—	(725)	—	(725)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(145)	(145)	(11)
Acquisitions, disposals and other changes	(2)	—	(1)	—	(3)	11	8	(22)
Balance as of December 31, 2021	$119	$(725)	$(2,256)	$(763)	$(3,625)	$481	$(3,144)	$160
Net income	—	—	1,253	—	1,253	101	1,354	15
Other comprehensive income (loss), net of tax and foreign currency reclassifications (Note 14)	—	—	—	171	171	(12)	159	(98)
Stock-based compensation and Common Stock issued under employer plans	61	—	(2)	—	59	—	59	—
Cash dividends declared ($1.11 per Common Share)	—	—	(465)	—	(465)	—	(465)	—
Repurchase of Common Shares	—	(850)	—	—	(850)	—	(850)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(86)	(86)	(14)
Reclassification of noncontrolling interest to forward purchase agreement and redeemable noncontrolling interest (Note 1)	—	—	(1,482)	—	(1,482)	(403)	(1,885)	1,476
Acquisitions, disposals and other changes	(18)	—	87	—	69	(10)	59	(1,404)
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$(592)	$(4,870)	$71	$(4,799)	$135
Net income	—	—	1,406	—	1,406	83	1,489	9
Other comprehensive income (loss), net of tax	—	—	—	(158)	(158)	(3)	(161)	(4)
Stock-based compensation and Common Stock issued under employer plans	51	—	(2)	—	49	—	49	—
Cash dividends declared ($1.31 per Common Share)	—	—	(539)	—	(539)	—	(539)	—
Repurchase of Common Shares	—	(807)	—	—	(807)	—	(807)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(79)	(79)	(9)
Acquisitions, disposals and other changes	—	—	(5)	—	(5)	(3)	(8)	4
Balance as of December 31, 2023	$213	$(2,382)	$(2,005)	$(750)	$(4,924)	$69	$(4,855)	$135
See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)	2023	2022	2021
Operating Activities:
Net income	$1,498	$1,369	$1,420
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	193	191	203
Deferred income tax expense (benefit)	(61)	(16)	(92)
Stock compensation cost	64	67	65
Change in:
Accounts receivable, net	(239)	(309)	(152)
Contract assets and liabilities, current	(30)	38	53
Inventories	15	(65)	14
Other current assets	38	52	43
Accounts payable	152	272	130
Accrued liabilities	33	(84)	72
Pension and postretirement contributions	(48)	(34)	(37)
Other operating activities, net	12	79	31
Net cash flows provided by operating activities	1,627	1,560	1,750
Investing Activities:
Capital expenditures	(138)	(115)	(156)
Acquisitions of businesses and intangible assets, net of cash (Note 8)	(36)	(46)	(80)
Dispositions of businesses, net of cash (Note 8)	—	61	—
Proceeds from sale of (investments in) marketable securities, net	4	(7)	40
Receipts (payments) on settlements of derivative contracts, net	(28)	65	73
Other investing activities, net	15	9	34
Net cash flows provided by (used in) investing activities	(183)	(33)	(89)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(113)	113	(304)
Proceeds from borrowings (maturities longer than 90 days)	—	—	152
Repayments of borrowings (maturities longer than 90 days)	—	—	(503)
Proceeds from the issuance of long-term debt	747	—	2,030
Payment of debt issuance costs	(6)	—	(25)
Repayment of long-term debt	(534)	(500)	—
Dividends paid on Common Stock	(539)	(465)	(393)
Repurchases of Common Stock	(800)	(850)	(725)
Dividends paid to noncontrolling interest	(85)	(118)	(155)
Acquisition of Zardoya Otis shares (Note 1)	—	(1,802)	—
Other financing activities, net	(20)	(30)	(19)
Net cash flows provided by (used in) financing activities	(1,350)	(3,652)	58
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(157)	(43)
Net increase (decrease) in cash and cash equivalents	85	(2,282)	1,676
Cash, cash equivalents and restricted cash, beginning of year	1,195	3,477	1,801
Cash, cash equivalents and restricted cash, end of year	1,280	1,195	3,477
Less: Restricted cash	6	6	1,912
Cash and cash equivalents, end of period	$1,274	$1,189	$1,565
Supplemental cash flow information:
Interest paid	$132	$134	$129
Income taxes paid, net of (refunds)	546	562	552
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

UpLift

During 2023, the Company announced UpLift to transform the Company's operating model. UpLift will include, among other aspects, the standardization of processes and improvement of supply chain procurement, as well as restructuring actions. See Note 16, "Restructuring and Transformation Costs" for information regarding UpLift restructuring actions and related costs incurred.

Sale of Russia Business

The Company sold its business in Russia during 2022. See Note 8, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

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

The results of the Tender Offer were announced on April 7, 2022, with tenders, including Euro Syns' shares, of 45.49% of the shares outstanding accepted, resulting in the Company owning 95.51% of Zardoya Otis. The shares tendered to the Company were settled in cash on April 12, 2022 for approximately €1.5 billion from the Company's restricted cash held in escrow. The acquisition and settlement of the remaining issued and outstanding shares of Zardoya Otis not owned by the Company occurred in the second quarter of 2022 for approximately €150 million. The automatic delisting of Zardoya Otis shares occurred on May 9, 2022. Zardoya Otis was then renamed Otis Mobility S.A. ("Otis Mobility").

The Company owned a controlling interest and had operational control of Otis Mobility (formerly Zardoya Otis) as of and for the years ended December 31, 2023, 2022 and 2021, and therefore its financial results are included in our Consolidated Financial Statements. The Company owned 50.02% of Otis Mobility prior to the Tender Offer and 100% after completion of the Tender Offer. See Note 9, "Borrowings and Lines of Credit" for additional information regarding financing agreements entered into by the Company and its subsidiaries in connection with the Tender Offer.

Separation from United Technologies Corporation

On April 3, 2020, United Technologies Corporation, subsequently renamed to RTX Corporation ("UTC" or "RTX", as applicable), completed the spin-off of the Company into an independent publicly-traded company (the "Separation") through a pro-rata distribution of 0.5 shares of Common Stock for every share of UTC common stock held at the close of business on the record date of March 19, 2020 ("Distribution"). Otis began to trade as a separate public company (New York Stock Exchange ("NYSE"): OTIS) on April 3, 2020. See Note 2, "Summary of Significant Accounting Policies" for additional information regarding the Separation and related costs.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The accompanying Consolidated Financial Statements include the accounts of Otis and its controlled subsidiaries, as well as entities where Otis has a variable interest and is the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The factors we use to determine the primary beneficiary of a variable interest entity ("VIE") may include decision authority, control over management of day-to-day operations and the amount of our equity investment in relation to others' investments.

All significant intercompany accounts and transactions within the Company have been eliminated in the preparation of the Consolidated Financial Statements.

Certain amounts for prior years have been reclassified to conform to the current year presentation, which are immaterial.

Use of Estimates. The preparation of the Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. In addition, estimates and assumptions may impact the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates and tighter credit conditions as of December 31, 2023 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Consolidated Financial Statements resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the war between Israel and Hamas, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Consolidated Financial Statements resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

Cash and Cash Equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Restricted Cash. In certain circumstances we are required to maintain cash deposits with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. Our restricted cash balances are $6 million as of December 31, 2023 and 2022, which are primarily included in Other current assets on the Consolidated Balance Sheets, respectively.

Accounts Receivable. The Company records accounts receivable when the right to consideration becomes unconditional. We regularly evaluate the collectability of our accounts receivable and maintain reserves for expected credit losses. See Note 5, "Accounts Receivable, Net" for additional information on the Company's policy for evaluation of expected credit losses. We do not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographic areas.

Retainage and Unbilled Receivables. Current and long-term accounts receivable as of December 31, 2023 and 2022 include retainage of $63 million and $60 million, respectively, and unbilled receivables of $119 million and $103 million, respectively. Retainage represents amounts that, pursuant to the applicable contract, are not due until after project completion and acceptance by the customer. Unbilled receivables represent revenues that are earned but may not be currently billable to the customer under the terms of the contract. These items are expected to be billed and collected in the ordinary course of business. Unbilled receivables where we have an unconditional right to payment are included in Accounts receivable, net as of December 31, 2023 and 2022.

Customer Financing Notes Receivable. Through financing arrangements with our customers, we extend payment terms, which are generally not more than one year in duration.

Factoring. The Company may sell certain trade accounts and notes receivable to lending institutions primarily to manage credit risk. Financial assets sold under these arrangements are excluded from Accounts receivable, net in the Company’s Consolidated Balance Sheets at the time of sale if the Company has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are included in Interest expense (income), net in the accompanying Consolidated Statements of Operations.

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

Inventories. Inventories are stated at the lower of cost or estimated realizable value and are primarily based on a first-in, first-out method. Valuation write-downs for excess, obsolete and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventoriable cost. See Note 6, "Inventories" for further details of the inventories by classification.

Fixed Assets. Fixed assets, including software capitalized for internal-use, are recorded at cost. Depreciation of fixed assets is computed over the fixed assets' useful lives on a straight-line basis, unless another systematic and rational basis is more representative of the fixed asset's pattern of use. See Note 7, "Fixed Assets" for further details of useful lives.

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

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the operating segment level. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identified that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. When it is determined that a quantitative analysis is required, the Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. The Company completed its most recent annual impairment testing as of July 1, 2023, and determined in the qualitative assessment that quantitative testing is not necessary. There were no triggering events since the annual impairment test.

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

The Company evaluates the potential impairment of long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If the carrying value of other long-lived assets held and used exceeds the sum of the undiscounted expected future cash flows, the carrying value is written down to fair value. See Note 7, "Fixed Assets" and Note 8, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding intangible assets and other long-lived assets.

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

See Note 15, "Income Taxes" for additional information.

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

Loss Contracts. Loss provisions on contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products or services contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at contract inception. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become probable.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of December 31, 2023, our total RPO was approximately $18.0 billion. Of the total RPO as of December 31, 2023, we expect approximately 90% will be recognized as sales over the following 24 months.

Additional disclosure required by ASC 606 is provided in Note 22, "Segment Financial Data", including disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original due date of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. Our obligations to suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables to the financial institutions, or otherwise pledge their receivables as collateral, under these arrangements. The Company is not a party to the arrangements between the suppliers and the financial institutions, and the Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. Based on the applicable supplier agreements, the payment terms of these supplier invoices can range between 30 and 120 days from the invoice date.

The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $627 million and $564 million as of December 31, 2023 and 2022, respectively. These obligations are included in Accounts payable in the Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

The Company or the financial institutions may terminate the agreements with advanced notice. Otis has pledged no assets in connection with its supplier finance programs.

Self-Insurance. The Company is primarily self-insured for a number of risks including, but not limited to, workers’ compensation, general liability, automobile liability and employee-related healthcare benefits. The Company has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses within Accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets, totaling $256 million and $270 million as of December 31, 2023 and 2022, respectively.

Derivatives and Hedging Activity. We have used derivative instruments, principally forward contracts, to help manage certain foreign currency and commodity price exposures. Derivative instruments are viewed as risk management tools by us and are not used for trading or speculative purposes. By their nature, all financial instruments involve market and credit risks. We enter into derivative and other financial instruments with major investment-grade financial institutions and have policies to monitor the credit risk of those counterparties. We limit counterparty exposure and concentration of risk by diversifying counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties.

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

Additional information pertaining to net investment hedging is included in Note 17, "Financial Instruments".

Non-Designated Derivative Instruments. To the extent the hedge accounting criteria are not applied, the foreign currency forward contracts and commodity price contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. Additional information pertaining to these contracts is included in Note 17, "Financial Instruments".

In addition, the Company periodically enters into sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the embedded derivative component of these contracts. The changes in the fair value of these embedded derivatives are immaterial for the years ended December 31, 2023, 2022 and 2021.

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

Other Income (Expense), Net. Other income (expense), net includes the impact of changes in the fair value and settlement of certain derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on marketable securities, impairments, UpLift transformation costs and Separation-related expenses, gains on insurance recoveries and certain other infrequent operating income and expense items. See Note 16, "Restructuring and Transformation Costs" for additional details on UpLift transformation costs.

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

Pension and Postretirement Obligations. Guidance under FASB ASC Topic 715: Compensation – Retirement Benefits requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under this guidance, actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. See Note 12, "Employee Benefit Plans" for additional information.

Additional Paid-in Capital. Additional paid-in capital includes the value of stock-based award activity, as well as the difference between the cost of acquiring the Noncontrolling interest in consolidated subsidiaries and Otis' carrying value of the Noncontrolling interest associated with those subsidiaries.

The Company recorded $18 million and $2 million in 2022 and 2021, respectively, in Additional paid-in capital for transaction costs associated with the acquisition of shares of Otis Mobility (formerly Zardoya Otis) not owned by the Company. Refer to Note 1, "Business Overview" for additional information on the Tender Offer. There were no transaction costs recorded in Additional paid-in capital in 2023.

Noncontrolling Interest. Ownership interest in the Company's consolidated subsidiaries held by parties other than the Company are presented separately from Shareholders' Equity (Deficit) as “Noncontrolling interest” within equity on the Consolidated Balance Sheets. The amount of net income attributable to Otis Worldwide Corporation and the noncontrolling interest are both presented on the Consolidated Statements of Operations.

All noncontrolling interest with redemption features, such as put options or other contractual obligations to acquire the noncontrolling interest, that are not solely within our control are redeemable noncontrolling interest. Redeemable noncontrolling interest are reported in the mezzanine section of the Consolidated Balance Sheets, between Liabilities and Shareholders' Equity (Deficit), at the greater of redemption value or initial carrying value.

The activity attributable to noncontrolling interest and redeemable noncontrolling interest for the years ended December 31, 2023, 2022 and 2021 is presented in the Consolidated Statements of Changes in Equity.

Separation from UTC and Related Costs. The Separation, as further described in Note 1, "Business Overview", was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with our former parent, UTC, and Carrier Global Corporation ("Carrier"), related to the Separation, including but not limited to a transition services agreement (the "Transition Services Agreement" or "TSA") and a tax matters agreement (the "Tax Matters Agreement" or "TMA").

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

We incurred non-recurring Separation costs, net, of $27 million in 2021, of which $16 million are recorded in Selling, general and administrative expense on the Consolidated Statements of Operations, with the remaining recorded in Other income (expense), net. Non-recurring Separation costs in 2023 and 2022 were insignificant. Separation-related costs in 2021 primarily consisted of costs to exit from certain services previously provided under the TSA and other transaction-related costs to transition to being a standalone public company.

Accounting Pronouncements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which allows ASU 2020-04 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. We are currently evaluating the impact of adopting this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements, as disclosed in Note 2, "Summary of Significant Accounting Policies" under the heading "Supplier Finance Programs".

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Ventures Formations (Subtopic 805-60): Recognition and initial measurement ("ASU 2023-05"), which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023-05 are effective for joint ventures that are formed on or after January 1, 2025. Early adoption is permitted. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after December 31, 2023 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Earnings per Share

(dollars in millions, except per share amounts; shares in millions)	2023	2022	2021
Net income attributable to Otis Worldwide Corporation	$1,406	$1,253	$1,246
Impact of redeemable noncontrolling interest	—	—	—
Net income attributable to common shareholders	$1,406	$1,253	$1,246

Basic weighted average number of shares outstanding	411.4	420.0	427.7
Stock awards and equity units (share equivalent)	3.2	3.0	3.7
Diluted weighted average number of shares outstanding	414.6	423.0	431.4

Earnings Per Share of Common Stock:
Basic	$3.42	$2.98	$2.91
Diluted	$3.39	$2.96	$2.89

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. Lastly, the computations of diluted earnings per share include outstanding awards granted prior to the Separation from UTC and converted upon the Separation, in accordance with the Employee Matters Agreement. There were 1.0 million, 2.3 million and 0.1 million of anti-dilutive stock awards excluded from the computation for 2023, 2022 and 2021 respectively.

Note 4: Contract Assets and Liabilities

Contract assets reflect revenue recognized in advance of customer billing. Contract liabilities are recognized when a customer pays consideration, or we have an unconditional right to receive consideration, in advance of the satisfaction of performance obligations under the contract. We receive payments from customers based on the terms established in our contracts, which are progress payments as we perform contract work over time, payments in advance of performing work, or in some cases, payments upon completion of work.

Total Contract assets and Contract liabilities as of December 31, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Contract assets, current	$717	$664
Total contract assets	717	664

Contract liabilities, current	2,696	2,662
Contract liabilities, noncurrent (included within Other long-term liabilities)	48	52
Total contract liabilities	2,744	2,714
Net contract liabilities	$2,027	$2,050

Contract assets increased by $53 million during 2023 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $30 million during 2023, primarily due to billings on contracts in excess of revenue earned.

During 2023, 2022 and 2021, we recognized revenue of approximately $2.0 billion each year related to the contract liabilities as of January 1, 2023, 2022, and 2021, respectively.

Note 5: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31:

(dollars in millions)	2023	2022
Trade receivables	$3,390	$3,231
Unbilled receivables	119	103
Miscellaneous receivables	96	91
Customer financing notes receivable	63	84
	3,668	3,509
Less: allowance for expected credit losses	(130)	(152)
Accounts receivable, net	$3,538	$3,357

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

The changes in allowance for credit losses related to Accounts receivable, net for 2023, 2022 and 2021 are as follows:

(dollars in millions)	2023	2022	2021
Balance as of January 1	$152	$175	$161
Provision for expected credit losses	29	5	37
Write-offs charged against the allowance for expected credit losses	(48)	(22)	(15)
Foreign exchange and other	(3)	(6)	(8)
Balance as of December 31	$130	$152	$175

Note 6: Inventories

Inventories consisted of the following as of December 31:

(dollars in millions)	2023	2022
Raw materials and work-in-process	$154	$166
Finished goods	458	451
Total	$612	$617

Raw materials and work-in-process and finished goods are net of valuation write-downs of $87 million and $96 million as of December 31, 2023 and 2022, respectively.

Note 7: Fixed Assets

Fixed assets consisted of the following as of December 31:

(dollars in millions)	Estimated Useful Lives	2023	2022
Land		$40	$39
Buildings and improvements	20 - 40 Years	543	538
Machinery and equipment	3 - 12 Years	1,270	1,196
Assets under construction		106	97
		1,959	1,870
Less: Accumulated depreciation		(1,232)	(1,151)
		$727	$719

Depreciation expense was $126 million, $118 million and $116 million in 2023, 2022 and 2021, respectively.

Note 8: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $36 million, $46 million and $80 million (including debt assumed) in 2023, 2022 and 2021, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances in 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2023
New Equipment	$292	$—	$3	$295
Service	1,275	7	11	1,293
Total	$1,567	$7	$14	$1,588

Changes in our Goodwill balances in 2022 were as follows:

(dollars in millions)	Balance as of December 31, 2021	Goodwill Resulting From Business Combinations	Business Disposals [1]	Foreign Currency Translation and Other	Balance as of December 31, 2022
New Equipment	$336	$—	$(26)	$(18)	$292
Service	1,331	18	(3)	(71)	1,275
Total	$1,667	$18	$(29)	$(89)	$1,567

1    The sale of our Russia business included $29 million of goodwill. For additional information, refer to the subheading "Disposals and Held for Sale Assets and Liabilities" below.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	2023		2022
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$1,989	$(1,679)	$1,939	$(1,599)
Patents, trademarks/trade names	20	(16)	20	(16)
Customer relationships and other	56	(42)	61	(42)
	2,065	(1,737)	2,020	(1,657)
Unamortized:
Trademarks and other	7	—	6	—
Total	$2,072	$(1,737)	$2,026	$(1,657)

Amortization of intangible assets was $67 million, $73 million and $87 million in 2023, 2022 and 2021, respectively. Excluding the impact of currency translation adjustments, there were no other significant changes in our Intangible Assets during 2023, 2022 and 2021.

The estimated future amortization of intangible assets over the next five years is as follows:

(dollars in millions)	2024	2025	2026	2027	2028
Future amortization	$61	$55	$40	$34	$27

Disposals and Held for Sale Assets and Liabilities. As of December 31, 2023 and 2022, assets held for sale were $11 million and $9 million respectively, and are included in Other current assets in the Consolidated Balance Sheets.

On July 27, 2022, we sold our business in Russia to a third party. The Company recorded the loss on sale and related charges of $21 million in 2022 in Other expense (income), net in the Consolidated Statements of Operations.

Note 9: Borrowings and Lines of Credit

Short-term borrowings consisted of the following as of December 31:

(dollars in millions)	2023	2022
Commercial paper	$—	$94
Other borrowings	32	45
Total short-term borrowings	$32	$139

Commercial Paper. As of December 31, 2023, there were no borrowings outstanding under the Company's $1.5 billion unsecured, unsubordinated commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

Long-Term Debt. As of December 31, 2023, we have a credit agreement ("Credit Agreement") with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, effective March 10, 2023, with an interest rate on US dollar denominated borrowings at Otis' option of the Term Secured Overnight Financing Rate ("SOFR") plus 0.10% or a base rate, and an interest rate on Euro denominated borrowings at Otis' option of the EURIBO rate or a daily simple Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin initially is 1.25% for Term SOFR rate, EURIBO rate and daily simple ESTR rate borrowings, and 0.25% for base rate borrowings, and can fluctuate determined by reference to Otis' public debt ratings, as specified in the Credit Agreement. As of December 31, 2023, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper. On March 10, 2023, we terminated all commitments outstanding under the previous credit agreement, which was scheduled to expire on April 3, 2025.

On March 11, 2021, we issued ¥21.5 billion Japanese Yen denominated ($199 million), unsecured, unsubordinated 5-year notes due March 2026 (the "Yen Notes"). The net proceeds of the Yen Notes were used to fund a portion of the repayment of our outstanding commercial paper. The Yen Notes qualify as a net investment hedge against our investments in Japanese businesses. As of December 31, 2023, the net investment hedge is deemed to be effective. Refer to Note 17, "Financial Instruments" for further details on net investment hedges.

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

On August 16, 2023, we issued $750 million unsecured, unsubordinated five-year notes due August 16, 2028 (the "Notes") with an interest rate of 5.25%. The net proceeds of the Notes were used to fund the repayment of our outstanding commercial paper borrowings and to fund the repayment at maturity of the €500 million 0.000% Euro Notes due November 12, 2023, with the remainder used for other general corporate purposes.

Our revolving credit agreement and indentures contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Company's and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement requires that we maintain a maximum consolidated leverage ratio, as defined in the agreement. The revolving credit agreement and indentures also contain events of default customary for financings of these types. The Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all notes as of December 31, 2023.

Long-term debt, including current portion, consisted of the following as of December 31:

(dollars in millions)	2023	2022
0.000% notes due 2023 (€500 million principal value)	$—	$531
2.056% notes due 2025	1,300	1,300
0.37% notes due 2026 ( ¥21.5 billion principal value)	150	163
0.318% notes due 2026 (€600 million principal value)	658	638
2.293% notes due 2027	500	500
5.25% notes due 2028	750	—
2.565% notes due 2030	1,500	1,500
0.934% notes due 2031 (€500 million principal value)	548	531
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	4	8
Total principal long-term debt	6,910	6,671
Other (discounts and debt issuance costs)	(44)	(42)
Total long-term debt	6,866	6,629
Less: current portion	—	531
Long-term debt, net of current portion	$6,866	$6,098

We may redeem any series of notes at our option pursuant to certain terms.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 reflects the following:

(dollars in millions)	2023	2022	2021
Debt issuance costs amortization	$7	$8	$6
Total interest expense on debt	155	140	136

The unamortized debt issuance costs as of December 31, 2023 and 2022 were $42 million, respectively. In addition to interest on debt, Interest expense (income), net on the Consolidated Statements of Operations in 2021 includes the write-off of $11 million in financing costs associated with a Bridge Credit Facility for the Tender Offer and related guarantees that were terminated.

The average maturity of our long-term debt as of December 31, 2023 is approximately 7.9 years. The average interest expense rate on our borrowings as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Short-term commercial paper	—%	4.7%
Total long-term debt	2.5%	2.0%

The average interest expense rate on our borrowings for 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Short-term commercial paper	5.1%	2.3%	(0.3)%
Total long-term debt	2.1%	2.0%	2.3%

The schedule of principal payments required on long-term debt, excluding finance leases, for the next five years and thereafter is:

(dollars in millions)	Principal Payments
2024	$—
2025	1,300
2026	808
2027	500
2028	750
Thereafter	3,548
Total	$6,906

Note 10: Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

(dollars in millions)	2023	2022
Accrued salaries, wages and employee benefits	$592	$555
Accrued interest	205	198
Accrued income taxes payable	141	103
Operating lease liabilities	117	127
VAT and other non-income tax payables	116	112
Other liabilities	702	699
Total	$1,873	$1,794

Accrued interest primarily consists of interest accrued for uncertain tax positions and the German tax litigation as described in Note 21, "Contingent Liabilities", as well as $58 million and $43 million of interest accrued for borrowings as of December 31, 2023 and 2022, respectively, as described in Note 9, "Borrowings and Lines of Credit".

Note 11: Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

(dollars in millions)	2023	2022
Contractual indemnity obligation	$149	$203
General, product and auto liability	139	150
Employee benefits	95	91
Other liabilities	110	112
Total	$493	$556

The Contractual indemnity obligation consists of a payable to RTX, resulting from the TMA. See Note 2, "Summary of Significant Accounting Policies" for further details.

Note 12: Employee Benefit Plans

The Company sponsors numerous single-employer domestic and foreign employee benefit plans.

Employee Savings Plans. We sponsor various employee savings plans. Our contributions to employer-sponsored defined contribution plans were $65 million, $64 million and $62 million for 2023, 2022, and 2021, respectively.

Pension Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension plans that cover a large number of our employees. While we sponsor domestic pension plans that provide retirement benefits to certain employees, they are not a material component of the projected benefit obligation. Our plans use a December 31 measurement date consistent with our fiscal year.

(dollars in millions)	2023	2022
Change in benefit obligation:
Beginning balance	$853	$1,126
Service cost	29	39
Interest cost	33	16
Actuarial (gain) loss	75	(216)
Benefits paid	(35)	(30)
Net settlement, curtailment and special termination benefits	(21)	(29)
Other	23	(53)
Ending balance	$957	$853

Change in plan assets:
Beginning balance	$589	$690
Actual return on plan assets	13	(46)
Employer contributions	48	33
Benefits paid	(35)	(30)
Settlements	(21)	(29)
Other	15	(29)
Ending balance	$609	$589

Funded status:
Fair value of plan assets	$609	$589
Benefit obligations	(957)	(853)
Funded status of plan	$(348)	$(264)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$98	$116
Current liability	(23)	(23)
Noncurrent liability	(423)	(357)
Net amount recognized	$(348)	$(264)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$103	$12
Prior service cost	1	1
Net amount recognized	$104	$13

The amounts included in "actuarial (gain) loss" in the above table are primarily due to changes in discount rate assumptions driven by changes in corporate bond yields. The amounts included in “Other” in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Australia, Canada, France, Germany, Japan, South Korea, Spain and Switzerland.

In 2023, 2022 and 2021 we made cash contributions to our defined benefit pension plans of $48 million, $33 million and $37 million, respectively.

Information for pension plans with accumulated benefit obligations or projected benefit obligations in excess of plan assets:

(dollars in millions)	2023	2022
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$628	$402
Accumulated benefit obligation	555	357
Fair value of plan assets	192	31

Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$704	$594
Accumulated benefit obligation	605	522
Fair value of plan assets	257	214

The accumulated benefit obligation for all defined benefit pension plans was approximately $0.8 billion as of December 31, 2023, and 2022, respectively.

The components of the net periodic pension cost are as follows:

(dollars in millions)	2023	2022	2021
Service cost	$29	$39	$43
Interest cost	33	16	13
Expected return on plan assets	(31)	(25)	(23)
Recognized actuarial net loss	(1)	10	18
Net settlement, curtailment and special termination benefits loss (gain)	4	—	2
Net periodic pension cost – employer	$34	$40	$53

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

(dollars in millions)	2023	2022	2021
Current year actuarial (gain) loss	$93	$(144)	$(70)
Amortization of actuarial gain (loss)	1	(10)	(18)
Net settlement and curtailment (loss) gain	(4)	—	(2)
Other	1	(11)	(11)
Total recognized in other comprehensive (income) loss	$91	$(165)	$(101)
Net recognized in net periodic pension cost and other comprehensive (income) loss	$125	$(125)	$(48)

The amounts included in “Other” in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Canada, France, Germany, Switzerland, and Turkey.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Cost
	2023	2022	2023	2022	2021
Discount rate	3.4%	3.8%	3.8%	1.5%	1.1%
Salary scale	3.2%	3.1%	3.1%	3.0%	3.0%
Expected return on plan assets	—	—	5.1%	4.2%	3.6%
Interest crediting rate	1.7%	2.1%	2.1%	1.2%	0.6%

The weighted-average discount rates used to measure pension benefit obligations and net costs are set by reference to specific analyses using each plan’s specific cash flows and then compared to high-quality bond indices for reasonableness.

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

The fair values of pension plan assets as of December 31, 2023 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$66	$2	$—	$—	$68
Global Equity Funds at net asset value (5)	—	—	—	138	138
Fixed income securities:
Governments	14	1	—	—	15
Corporate Bonds	42	1	—	—	43
Fixed income securities at net asset value (5)	—	—	—	101	101
Real estate (2) (5)	9	16	—	9	34
Other (3) (5)	5	122	—	27	154
Cash and cash equivalents (4) (5)	15	—	—	40	55
Total	$151	$142	$—	$315	608
Other assets and liabilities (6)					1
Total as of December 31, 2023					$609

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
(6) Represents trust receivables and payables that are not leveled.

The fair values of pension plan assets as of December 31, 2022 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$60	$2	$—	$—	$62
Global Equity Funds at net asset value (5)	—	—	—	155	155
Fixed income securities:
Governments	16	—	—	—	16
Corporate Bonds	33	1	—	—	34
Fixed income securities at net asset value (5)	—	—	—	99	99
Real estate (2) (5)	8	15	—	9	32
Other (3) (5)	4	110	—	23	137
Cash and cash equivalents (4) (5)	7	4	—	38	49
Total	$128	$132	$—	$324	$584
Other assets and liabilities (6)					5
Total as of December 31, 2022					$589

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

We expect to make total contributions of approximately $34 million to our global defined benefit pension plans in 2024, including benefit payments to be paid directly from corporate assets.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $59 million in 2024, $62 million in 2025, $61 million in 2026, $60 million in 2027, $60 million in 2028, and $300 million from 2029 through 2033.

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The benefit obligation was $7 million as of December 31, 2023, and 2022, respectively. The net periodic cost was less than $1 million for 2023, 2022 and 2021, respectively. Other comprehensive gains of $1 million and $2 million were recognized during 2023 and 2022, respectively, related to changes in benefit obligations.

The projected benefit obligation discount rate was 7.2% and 7.0% as of December 31, 2023 and 2022, respectively. The Net Cost discount rate was 7.0%, 5.0% and 4.3% for 2023, 2022 and 2021, respectively.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $1 million each year from 2024 through 2028, and $3 million from 2029 through 2033.

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

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2023 and 2022 is for the plan’s year-end at June 30, 2022 and June 30, 2021, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Our significant plan is in the green zone which represents a plan that is at least 80% funded and does not require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

(dollars in millions)		PPA Zone Status		FIP/RP Status	Contributions			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2023	2022	Pending/Implemented	2023	2022	2021
National Elevator Industry Pension Plan	23-2694291	Green	Green	No	$128	$112	$128	No	7/8/2027
Other funds					9	8	8
Total					$137	$120	$136

For the plan years ended June 30, 2022 and 2021, respectively, we were listed in the National Elevator Industry Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, the Form 5500 was not available for the plan year ending June 30, 2023.

In addition, we participate in multiemployer arrangements that provide postretirement benefits other than pensions, with the National Elevator Industry Health Benefit Plan being the most significant. These arrangements generally provide medical and life benefits for eligible active employees and retirees and their dependents. Contributions to multiemployer plans that provide postretirement benefits other than pensions were $20 million, $17 million and $20 million for 2023, 2022 and 2021, respectively.

Stock-Based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective on April 3, 2020. A total of 45 million shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted share unit awards, stock appreciation rights, stock options, and performance-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted share units held for more than one year may become vested and exercisable (if applicable), subject to certain terms and conditions. Awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year generally remain eligible to vest based on actual performance relative to target metrics. All other restricted awards generally have a three-year vesting period. We currently intend to issue new shares for share option exercises and conversions under our equity compensation arrangements, and will continue to evaluate this policy in connection with our share repurchase program. As of December 31, 2023, approximately 22 million shares remain available for awards under the 2020 Plan.

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

Stock-based compensation expense and the resulting tax benefits were as follows:

	Year Ended
(dollars in millions)	2023	2022	2021
Stock-based compensation expense (Share Based)	$64	$67	$65
Stock-based compensation expense (income) (Liability Awards)	—	(1)	2
Total gross stock-based compensation expense	64	66	67
Less: Future tax benefit	(7)	(8)	(8)
Stock-based compensation expense, net of tax	$57	$58	$59

For the years ended December 31, 2023, 2022 and 2021, the amount of cash received from the exercise of stock options was $6 million, $5 million and $4 million, respectively, with an associated tax benefit realized of $6 million, $2 million and $4 million, respectively. In addition, for the years ended December 31, 2023, 2022 and 2021, the associated tax benefit realized from the vesting of performance share units and other restricted awards was $9 million, $7 million and $4 million, respectively. The tax benefit was computed using current U.S. federal and state taxes rates applicable in 2023, 2022 and 2021.

As of December 31, 2023, there was approximately $71 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years.

A summary of the activity under Otis' plans for the year ended December 31, 2023 follows:

	Stock Appreciation Rights		Restricted Share Units		Performance Share Units		Stock Options
(shares in thousands)	Shares	Average Price*	Shares	Average Price**	Shares	Average Price **	Shares	Average Price *
Outstanding at:
December 31, 2022	9,837	$65.18	1,292	$68.07	571	$75.93	290	$61.10
Granted (1)	672	83.43	543	82.56	341	88.37	5	83.63
Exercised / Earned (1)	(2,619)	62.09	(893)	66.11	—	—	(106)	58.81
Cancelled	(149)	78.49	(80)	76.23	(68)	84.13	(1)	50.40
December 31, 2023	7,741	$67.55	862	$78.60	844	$80.30	188	$62.94

* Weighted-average grant price
** Weighted-average grant fair value
(1) Includes annual retainer awards issued to the Board of Directors

The weighted-average grant date fair value of stock options and stock appreciation rights granted by Otis, during 2023, 2022 and 2021 was $24.67, $20.14 and $14.83, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, and other restricted stock awards granted by Otis during 2023, 2022 and 2021 was $84.88, $81.67 and $68.22, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2023, 2022 and 2021 was $65 million, $35 million and $74 million, respectively. The total fair value (which is the stock price at vesting) of performance share units and other restricted awards vested was $75 million, $53 million and $32 million during the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of December 31, 2023:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price *	Aggregate Intrinsic Value	Remaining Term **	Awards	Average Price *	Aggregate Intrinsic Value	Remaining Term **
Stock Options/Stock Appreciation Rights	7,903	$67.39	$174	5.0 years	6,761	$65.37	$163	4.4 years
Performance Share Units/Restricted Stock	1,658	—	$148	1.1 years	—	—	—	—

* Weighted-average grant price per share
** Weighted-average contractual remaining term in years

The fair value of each option award is estimated on the date of grant using a Binomial Lattice model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2023, 2022 and 2021. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2023	2022	2021
Expected volatility	27.8% - 28.1%	26.7% - 27.7%	26.9%
Weighted-average volatility	27.9%	26.8%	26.9%
Expected term (in years)	6.2	6.2	6.3
Expected dividend yield	1.5%	1.2%	1.3%
Risk-free rate	3.4% - 4.7%	0.0% - 4.1%	0.7%

In 2023, the expected volatility for Otis was calculated using a blend of Otis and peer-group stock volatility. Prior to 2023, we assessed the trading history of Otis' stock at the time of the valuations and determined that the trading history was not sufficient to support the award valuation, given the length of the expected term. Therefore, the expected volatility prior to 2023 for Otis was calculated based on the average of the volatility of the peer group within the industry. The estimate for equity award exercise and employee termination behavior within the valuation model incorporates Otis employee data from prior to the Separation. The expected term represents an estimate of the period of time equity awards are expected to remain outstanding. The risk-free rate is based on the term structure of interest rates at the time of equity award grant.

The Company uses a Monte Carlo simulation approach based on a three-year measurement period to determine fair value of performance share units. This approach includes the use of assumptions regarding the future performance of the Company’s stock and those of a peer group. Those assumptions include expected volatility, risk-free interest rates, correlations and dividend yield.

Note 13: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of December 31, 2023 or 2022.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of December 31, 2023 and 2022, 437.0 million and 435.6 million shares of Common Stock were issued, respectively, which includes 30.4 million and 20.8 million shares of treasury stock, respectively.

Treasury Stock. As of December 31, 2023, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which approximately $1.2 billion was remaining at such time.

During 2023, 2022 and 2021, the Company repurchased 9.6 million, 11.1 million and 9.7 million shares of Common Stock, respectively, for approximately $800 million, $850 million and $725 million, respectively. Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Consolidated Balance Sheets as of December 31, 2023.

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

Note 14: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2023, 2022 and 2021 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(616)	$(203)	$4	$(815)
Other comprehensive income (loss) before reclassifications, net	(26)	62	(1)	35
Amounts reclassified, pre-tax	—	18	4	22
Tax expense (benefit) reclassified	—	(5)	—	(5)
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)
Other comprehensive income (loss) before reclassifications, net	47	113	(3)	157
Amounts reclassified upon change in Otis' share of Zardoya Otis ownership (Note 1)	(69)	—	—	(69)
Amounts reclassified, pre-tax	77	10	(1)	86
Tax expense (benefit) reclassified	—	(3)	—	(3)
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)
Other comprehensive income (loss) before reclassifications, net	(87)	(69)	6	(150)
Amounts reclassified, pre-tax	1	(1)	(8)	(8)
Tax expense (benefit) reclassified	—	—	—	—
Balance as of December 31, 2023	$(673)	$(78)	$1	$(750)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 12, "Employee Benefit Plans" for additional information.

Amounts reclassified that relate to foreign currency translation are related to our Russia business sold during 2022. See Note 8, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Note 15: Income Taxes

Income Before Income Taxes. The sources of income from operations before income taxes are:

(dollars in millions)	2023	2022	2021
United States	$565	$484	$420
Foreign	1,466	1,404	1,541
Net income before income taxes	$2,031	$1,888	$1,961

As a result of the TCJA the Company determined it no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, Otis recorded the international taxes associated with the future remittance of these earnings as part of the Separation from UTC. As a result of changes in planned debt repayments and in estimates related to Otis’ pre-Separation tax attributes, the Company recognized a $16 million benefit during the year ended December 31, 2021, which represented a reduction in the tax liability associated with the unremitted earnings. For the remainder of the Company's undistributed international earnings, unless tax effective to repatriate, Otis will continue to permanently reinvest these earnings. As of December 31, 2023, such undistributed earnings were approximately $6.1 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.

Provision for Income Taxes. The income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 consisted of the following components:

(dollars in millions)	2023	2022	2021
Current:
United States:
Federal	$82	$68	$77
State	50	43	32
Foreign	462	424	524
	594	535	633
Future:
United States:
Federal	(24)	(4)	(13)
State	(5)	(1)	(6)
Foreign	(32)	(11)	(73)
	(61)	(16)	(92)
Income tax expense	$533	$519	$541
Attributable to items (charged) credited to (deficit) equity	$16	$(50)	$(25)

Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes	1.8%	1.7%	0.8%
Tax on international activities	4.3%	4.6%	4.7%
U.S. tax effect of foreign earnings	(0.8)%	0.3%	0.5%
Other	(0.1)%	(0.1)%	0.6%
Effective income tax rate	26.2%	27.5%	27.6%

U.S. tax effect of foreign earnings includes Base Erosion Anti Abuse Tax (“BEAT”), Foreign-Derived Intangible Income (“FDII”), Global Intangible Low-Taxed Income (“GILTI”), and Subpart F Income.

The 2023, 2022 and 2021 effective tax rates are higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate.

The 2023 effective tax rate is lower than the 2022 effective tax rate primarily due to the absence of the tax impact related to the sale of our Russia business recorded in the year ended December 31, 2022, as well as the release of valuation allowances on non-U.S. losses and U.S. foreign tax credits, reduction in the deferred tax liability related to lower withholding tax on repatriation of certain foreign earnings, and reversal of tax reserves related to the U.S. foreign tax credit regulations, all recorded in the year ended December 31, 2023.

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

Deferred Tax Assets and Liabilities. Future income taxes represent the tax effects of transactions which are reported in different periods for tax and financial reporting purposes. These amounts consist of the tax effects of temporary differences between the tax and financial reporting balance sheets and tax carryforwards. Future income tax benefits and obligations within the same tax paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheets.

The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and obligations as of December 31, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Future income tax benefits:
Insurance and employee benefits	$118	$104
Other asset basis differences	115	125
Other liability basis differences	358	352
Tax loss carryforwards	208	191
Tax credit carryforwards	58	56
Valuation allowances	(239)	(240)
Total future income tax benefits	$618	$588

Future income tax obligations:
Intangible assets	$145	$152
Other assets basis differences	258	294
Total future income tax obligations	$403	$446

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain foreign temporary differences to reduce the future income tax benefits to expected realizable amounts.

Tax Credit and Loss Carryforwards. As of December 31, 2023, tax credit carryforwards, principally federal and state, and tax loss carryforwards, principally foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2024-2028	$—	$46
2029-2033	25	9
2034-2043	2	54
Indefinite	31	735
Total	$58	$844

Unrecognized Tax Benefits. As of December 31, 2023, the Company had gross tax-effected unrecognized tax benefits of $394 million, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows:

(dollars in millions)	2023	2022	2021
Balance at January 1	$386	$392	$397
Additions for tax positions related to the current year	10	25	23
Additions for tax positions of prior years	7	3	1
Reductions for tax positions of prior years	(8)	(32)	(22)
Settlements	(1)	(2)	(7)
Balance at December 31	$394	$386	$392

Gross interest expense related to unrecognized tax benefits	$6	$2	$2
Total accrued interest balance at December 31	$148	$143	$152

Otis conducts business globally and, as a result, Otis or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

In the ordinary course of business, Otis could be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Austria, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Portugal, South Korea, Spain, Switzerland, the United Kingdom and the U.S. With a few exceptions, Otis is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.

A subsidiary of Otis engaged in tax-related litigation in Belgium received a favorable appellate court decision in 2018. The Belgian tax authorities appealed the decision to the Court of Cassation (the equivalent of the Supreme Court in Belgium). On December 4, 2020, the Court of Cassation overturned the decision of the appellate court and remanded the case to the appellate court for reconsideration. Following a hearing on March 20, 2023, the Antwerp Appellate Court ruled against the Company. Otis has decided not to appeal the decision, which marks the end of this litigation. Otis expects to receive the assessment for tax and interest in 2024. The associated tax and interest have been fully reserved and are included in the range below.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $10 million increase to a $340 million decrease and associated interest could change within the range of a $5 million increase to a $145 million decrease.

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

During the years ended December 31, 2023, 2022 and 2021, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions beginning in 2023, as follows:

(dollars in millions)	2023			2022	2021
	UpLift	Other	Total	Total	Total
New Equipment	$7	$16	$23	$23	$23
Service	16	26	42	37	33
General Corporate Expenses and Other	2	—	2	—	—
Total	$25	$42	$67	$60	$56

(dollars in millions)	2023			2022	2021
	UpLift	Other	Total	Total	Total
Cost of products and services sold	$—	$6	$6	$22	$22
Selling, general and administrative	25	36	61	38	34
Total	$25	$42	$67	$60	$56

UpLift Restructuring Actions and Transformation Costs. During 2023, we announced UpLift to transform our operating model. UpLift will include, among other aspects, the standardization of our processes and improvement of our supply chain procurement, as well as restructuring actions.

UpLift restructuring actions of up to $55 million were approved in 2023, which are primarily severance related costs. We expect these actions to be mostly completed and cash to be paid by the end of 2024, with certain payments to be completed in 2025. Expected total costs to incur for the approved actions identified to-date are approximately $50 million, including $13 million to New Equipment and $35 million to Service operating segments, as well as $2 million to General corporate expenses and other. Remaining costs to incur for the restructuring actions identified to-date are expected to be $25 million, including $6 million to New Equipment and $19 million to Service operating segments.

In 2023, we incurred $16 million of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), including consulting and personnel costs, which are recorded in Other income (expense), net in the Consolidated Statements of Operations.

Other Restructuring Actions. The other restructuring action expenses incurred during the years ended December 31, 2023, 2022 and 2021, were primarily the result of restructuring programs initiated during 2023, 2022 and 2021. We are targeting to complete in 2024 the majority of the remaining restructuring actions initiated in 2023 and 2022. Expected total costs to incur for the restructuring actions initiated are $128 million, including $51 million to New Equipment and $77 million to Service operating segments. Remaining costs to incur for the restructuring actions initiated are expected to be $30 million, including $13 million to New Equipment and $17 million to Service operating segments.

Restructuring Accruals. The following table summarizes the accrual balance and utilization for the restructuring actions, which are primarily for severance costs:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2021	$—	$47	$47
Net restructuring costs	—	60	60
Utilization, foreign exchange and other costs	—	(66)	(66)
Restructuring accruals as of December 31, 2022	—	41	41
Net restructuring costs	25	42	67
Utilization, foreign exchange and other costs	(12)	(48)	(60)
Restructuring accrual as of December 31, 2023	$13	$35	$48

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was approximately $4.6 billion and $3.9 billion as of December 31, 2023 and 2022, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $21 million and $20 million as of December 31, 2023 and 2022, respectively.

The following table summarizes the fair value and presentation on the Consolidated Balance Sheets for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Classification	2023	2022
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$2	$3
Commodity contracts	Other current assets	1	—
Foreign exchange contracts	Other assets	2	2
	Total asset derivatives	$5	$5

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(4)	$(4)
Commodity contracts	Accrued liabilities	—	(1)
Foreign exchange contracts	Other long-term liabilities	(1)	—
	Total liability derivatives	$(5)	$(5)

Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$20	$25
Foreign exchange contracts	Other assets	4	3
	Total asset derivatives	$24	$28

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(34)	$(20)
Commodity contracts	Accrued liabilities	—	(4)
Foreign exchange contracts	Other long-term liabilities	(7)	(2)
	Total liability derivatives	$(41)	$(26)

Derivatives designated as Cash flow hedging instruments. The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) was immaterial for the years ended December 31, 2023, 2022 and 2021, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of December 31, 2023 and 2022 are presented in the table below:

	December 31,
(dollars in millions)	2023	2022
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$1	$3

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax loss of $1 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of product sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of December 31, 2023 will mature by December 2028.

Net Investment Hedges. We may use non-derivative instruments (foreign currency denominated borrowings) and derivative instruments (foreign exchange forward contracts) to hedge portions of the Company's investments in foreign subsidiaries and manage foreign exchange risk. For instruments that are designated and qualify as a hedge of net investment in foreign operations and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in foreign currency translation within Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. The remainder of the change in value of such instruments is recorded in earnings, including to the extent foreign currency denominated borrowings are not designated in, or are de-designated from, a net investment hedge relationship.

Our use of foreign exchange forward contracts designated as hedges of the Company's net investment in foreign subsidiaries can vary depending on the Company's desired foreign exchange risk coverage.

We have ¥21.5 billion of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, as well as foreign exchange forward contracts with notional amounts of €120 million and HK$2 billion that qualify as net investment hedges against our investments in certain European and Asian businesses. The net investment hedges are deemed to be effective. The maturity dates of the current non-derivative and derivative instruments designated in net investment hedges range from 2024 to 2026.

Additionally, we had a foreign exchange forward contract with a notional amount of €95 million that matured during 2023 and commercial paper borrowings of €420 million that were repaid during 2021. These qualified as net investment hedges and were deemed to be effective until maturity.

The table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Foreign currency denominated long-term debt	$13	$27	$10
Foreign currency denominated commercial paper borrowings	—	—	16
Foreign currency forward contracts	4	—	—
Total	$17	$27	$26

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Foreign exchange contracts	$20	$16	$9

The effects of derivatives not designated as Cash flow hedging instruments within Cost of products sold on the Consolidated Statements of Operations were losses of $5 million, $9 million and $2 million in 2023, 2022 and 2021, respectively.

Note 18: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$28	$28	$—	$—
Derivative assets	29	—	29	—
Derivative liabilities	(46)	—	(46)	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$30	$30	$—	$—
Derivative assets	33	—	33	—
Derivative liabilities	(31)	—	(31)	—

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

As of December 31, 2023, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The fair values of the current portion of the Company's financial instruments not carried at fair value approximated their carrying values because of the short-term nature of the current portion. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our long-term debt, as described in Note 9, "Borrowings and Lines of Credit", is measured at fair value using closing bond prices from active markets.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$55	$54	$55	$53
Customer financing notes receivable, net	26	23	55	51
Short-term borrowings	(32)	(32)	(139)	(139)
Long-term debt, including current portion (excluding leases and other)	(6,906)	(6,224)	(6,663)	(5,661)
Long-term liabilities, including current portion	(197)	(185)	(222)	(197)

Long-term liabilities, including current portion, as of December 31, 2023 and 2022 is primarily $195 million and $220 million, respectively, of payables to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation as a result of the TMA.

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$54	$—	$54	$—
Customer financing notes receivable, net	23	—	23	—
Short-term borrowings	(32)	—	(32)	—
Long-term debt, including current portion (excluding leases and other)	(6,224)	—	(6,224)	—
Long-term liabilities, including current portion	(185)	—	(185)	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$53	$—	$53	$—
Customer financing notes receivable, net	51	—	51	—
Short-term borrowings	(139)	—	(139)	—
Long-term debt, including current portion (excluding leases and other)	(5,661)	—	(5,661)	—
Long-term liabilities, including current portion	(197)	—	(197)	—

Note 19: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The changes in the carrying amount of service and product guarantees for the years ended December 31, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Balance as of January 1	$13	$20
Warranties	5	2
Settlements made	(6)	(8)
Foreign exchange and other	—	(1)
Balance as of December 31	$12	$13

The Company provides certain financial guarantees to third parties. As of December 31, 2023, Otis has stand-by letters of credit with maximum potential payment totaling $129 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of December 31, 2023, Otis has determined there are no estimated costs probable under these guarantees.

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

Operating lease cost for the years ended December 31, 2023, 2022 and 2021 was $153 million, $145 million and $147 million, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2023, 2022 and 2021 were as follows:

(dollars in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$(129)	$(140)	$(154)
Non-cash operating lease activity:
ROU assets obtained in exchange for operating lease liabilities	93	145	135

Operating lease ROU assets and liabilities are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(dollars in millions)	2023	2022
Operating lease ROU assets	$416	$449

Accrued liabilities	$117	$127
Operating lease liabilities	292	315
Total operating lease liabilities	$409	$442

Supplemental information related to operating leases was as follows:

	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)	4.1	4.1
Weighted Average Discount Rate	5.1%	3.8%

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2023 are as follows:

(dollars in millions)	Total
2024	$153
2025	113
2026	78
2027	49
2028	20
Thereafter	35
Total undiscounted lease payments	448
Less: imputed interest	(39)
Total discounted lease payments	$409

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

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $5 million as of December 31, 2023 and 2022, and is principally included in Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

We have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $236 million as of December 31, 2023) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $130 million as of December 31, 2023).

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

On January 26, 2021, the Company filed an appeal with the German Federal Tax Court. On February 8, 2022, the Company received the decision of the German Federal Tax Court, in which the Court remanded the case for reconsideration by the local German Tax Court. The local German Tax Court held a hearing on June 12, 2023 and issued a decision in favor of Otis on July 21, 2023. On September 14, 2023, the German tax authorities filed an appeal to the German Federal Tax Court. The German Federal Tax Court is expected to rule on the appeal in 2024. As a result of the appeal filing, this matter remains contested, and the Company cannot assess the ultimate outcome of this case.

Pursuant to the Tax Matters Agreement ("TMA") with our former parent, UTC, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $49 million as of December 31, 2023), net of payments and other deductions, included within Accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023. If the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate as of, and for the years ended, December 31, 2023 and 2022.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $20 million to $43 million as of December 31, 2023, and $21 million to $43 million as of December 31, 2022. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $20 million and $21 million as of December 31, 2023 and 2022, respectively, which is principally recorded in Other long-term liabilities on our Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $5 million, which is principally included in Other assets on our Consolidated Balance Sheets as of December 31, 2023 and 2022.

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

Segment Information. Segment information for the years ended December 31 is as follows:

	Net Sales			Operating Profit
(dollars in millions)	2023	2022	2021	2023	2022	2021
New Equipment	$5,812	$5,864	$6,428	$358	$358	$459
Service	8,397	7,821	7,870	1,972	1,789	1,762
Total segments	14,209	13,685	14,298	2,330	2,147	2,221
General corporate expenses and other (1)	—	—	—	(144)	(114)	(113)
Total	$14,209	$13,685	$14,298	$2,186	$2,033	$2,108

(1)     The increase in General corporate expenses and other during 2023 compared to 2022 is primarily driven by UpLift transformation costs. Refer to Note 16, "Restructuring and Transformation Costs" for further details.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with net sales exceeding 10% of Net sales during the years ended December 31, 2023, 2022 and 2021.

	External Net Sales			Long Lived Assets
(dollars in millions)	2023	2022	2021	2023	2022	2021
United States Operations	$4,030	$3,834	$3,700	$325	$327	$336
International Operations
China	2,444	2,573	2,877	83	89	111
Other	7,735	7,278	7,721	319	303	327
Total	$14,209	$13,685	$14,298	$727	$719	$774

Disaggregated Net sales by type. Segment Net sales disaggregated by product and service type for the years ended December 31, 2023, 2022 and 2021 are as follows:

(dollars in millions)	2023	2022	2021
New Equipment	$5,812	$5,864	$6,428

Maintenance and Repair	6,870	6,393	6,472
Modernization	1,527	1,428	1,398
Total Service	8,397	7,821	7,870
Total	$14,209	$13,685	$14,298

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the years ended December 31, 2023, 2022 and 2021.

OTIS WORLDWIDE CORPORATION
SCHEDULE II - Valuation and Qualifying Accounts
Three years ended December 31, 2023
(Dollars in millions)

Future Income Tax Benefits - Valuation Allowance
Balance, December 31, 2020	$242
Additions charged to income tax expense	30
Reductions credited to income tax expense	(10)
Other adjustments	(15)
Balance, December 31, 2021	247
Additions charged to income tax expense	29
Reductions credited to income tax expense	(23)
Other adjustments	(13)
Balance, December 31, 2022	240
Additions charged to income tax expense	16
Reductions credited to income tax expense	(22)
Other adjustments	5
Balance, December 31, 2023	$239

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The information required by Item 9A relating to Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm is found in Item 8 Financial Statements and Supplementary Data of this Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareholders titled "Corporate governance" (under the subheadings "Proposal 1: Election of directors", "Our Board leadership structure", "Board committees" and "Our board nominees").

Information about our Executive Officers

The following persons are executive officers of Otis Worldwide Corporation:

Name	Position	Other Business Experience Since 1/1/2019	Age as of 2/2/2024

Tracy A. Embree	President, Otis Americas (since October 2023)	Vice President and President - Distribution, Cummins, Inc.; Vice President and President - Components, Cummins, Inc.	50
Neil Green	Executive Vice President and Chief Digital Officer (since April 2020)	Vice President, Transformation and Chief Digital Officer, Otis	53
Nora E. LaFreniere	Executive Vice President and General Counsel (since July 2021)	Executive Vice President, Chief General Counsel and Corporate Secretary, Vice President, General Counsel, Otis	52
Sally A. Loh	President, Otis China (since March 2023)	Chief Operating Officer and Chief Financial Officer, Otis China; Chief Financial Officer, Otis China	50
Abbe Luersman	Executive Vice President and Chief People Officer (since July 2021)	Chief Human Resource Officer, Ahold Delhaize	56
Anurag Maheshwari	Executive Vice President and Chief Financial Officer (since August 2022)	Vice President, Finance, IT and Chief Transformation Officer, Otis Asia Pacific; Vice President, Investor Relations, L3 Harris Technologies and Harris Corporation	50
Judith F. Marks	Chair, President and Chief Executive Officer (since February 2022)	President and Chief Executive Officer, Otis	60
Enrique Miñarro Viseras	President, Otis EMEA (since October 2023)	Senior Vice President and General Manager ("GM"), Global Precision & Science Technologies, Ingersoll Rand; Senior Vice President and GM, Global Pressure & Vacuum Solutions, Europe, Middle East, India and Africa ("EMEIA"), Ingersoll Rand; Vice President and GM, EMEIA, Gardner Denver Holdings, Inc.	46
Stephane de Montlivault	President, Otis Asia Pacific (since April 2020)	President, Otis Asia Pacific	64
Michael P. Ryan	Senior Vice President and Chief Accounting Officer (since April 2020)	Vice President and Assistant Controller, UTC	54
Peiming Zheng (Perry)	Executive Vice President, Chief Product, Delivery and Customer Officer (since March 2023)	Chief Customer Product Officer, Otis; President, Otis China	56

All of the officers serve at the pleasure of the Board of Directors of Otis Worldwide Corporation.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareholders titled "Other important information" under the subheading "Delinquent section 16(a) reports." We have adopted a code of ethics, the Otis Absolutes, that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at https://www.otisinvestors.com/governance/governance-documents. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee and Nominations and Governance Committee are available on our website at https://www.otisinvestors.com/governance/governance-documents. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Otis Worldwide Corporation, One Carrier Place, Investor Relations, Farmington, CT 06032.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareholders titled "Executive compensation", "Compensation of directors" and "Report of the compensation committee".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareholders titled "Other important information" under the subheading "Stock ownership" (“Beneficial stock ownership of directors and executive officers" and "Certain beneficial owners”).

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 concerning Common Stock issuable under Otis’ equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,951,939	(1)	$67.44	22,405,339	(2)
Equity compensation plans not approved by shareholders	-		-	-

(1)     Consists of the following issuable shares of Common Stock awarded under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan ("LTIP"): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding stock appreciation rights ("SARs"); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 866,801 shares of Common Stock could be issued if performance goals are achieved above target); and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units and restricted stock units under the Otis Worldwide Corporation Board of Directors Stock Unit Plan. Under the LTIP, each SAR is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs, we have used the New York Stock Exchange ("NYSE") closing price for a share of Common Stock on December 29, 2023 of $89.47. The weighted-average exercise price shown in the column above takes into account only the shares identified in clauses (i) and (ii).

(2)    Represents the maximum number of shares of Common Stock available to be awarded under the LTIP as of December 31, 2023. Performance share units, deferred stock units and restricted stock units ("Full Share Awards") will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP in an amount equal to twice the number of shares to which the award corresponds under the terms of the LTIP. Stock options and SARs do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareholders titled "Corporate governance" under the subheading "Our board nominees" (including under the subheading "Director independence") and "Other important information" (under the subheading "Transactions with related persons").

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareholders titled "Proposal 3: Appoint an independent auditor for 2024", including the information provided in that section with regard to "Audit Fees", "Audit-Related Fees", "Tax Fees" and "All Other Fees".

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

4.6
Supplemental Indenture No. 3, dated as of August 16, 2023, between Otis Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Otis' Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on August 16, 2023.

4.7	Description of Securities.*

Exhibit Number	Exhibit Description
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

Extension of Letter of Assignment for Stephane de Montlivault, effective October 1, 2023.*

10.24
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
10.27
Otis Worldwide Corporation Executive Leadership Group Severance Plan, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 18, 2020.

10.28
Letter of Assignment for Peiming (Perry) Zheng, effective January 1, 2021, incorporated by reference to Exhibit 10.33 of Otis' Annual Report on Form 10-K for the year ended December 31, 2020 (Commission file number 001-39221) filed with the SEC on February 5, 2021.

Extension of Letter of Assignment for Peiming (Perry) Zheng, effective January 1, 2023, incorporated by reference to Exhibit 10.29 to Otis' Annual Report on Form 10-K for the year ended December 31, 2022 (Commission file number 001-39221) filed with the SEC on February 3, 2023.

10.29
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

10.30
Schedule of Terms for Restricted Stock Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.31
Schedule of Terms for Stock Appreciation Right Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.32
Schedule of Terms for Performance Share Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.33
Form of Executive Award Statement under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.34
Offer Letter between Otis Worldwide Corporation and Abbe L. Luersman, dated March 27, 2021, incorporated by reference to Exhibit 10.5 to Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-39221) filed with the SEC on October 26, 2021.

10.35
Offer Letter, dated as of June 23, 2022, by and between Anurag Maheshwari and Otis Worldwide Corporation, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission File No. 001-39221) filed with the Commission on June 27, 2022.

10.36	Offer Letter, dated as of August 22, 2023, by and between Tracy Embree and Otis Worldwide Corporation.*

10.37	Service Agreement between Otis Mobility, S.A. and Enrique Minarro Viseras, dated October 26, 2023.*

10.38	Employment Contract (Foreign National or Hong Kong, Macao or Taiwan Resident) for Sally Loh, effective January 1, 2024.*

10.39	Letter of Assignment for Sally Loh, effective January 1, 2024.*

14	The Otis Absolutes. The Otis Absolutes may be accessed via Otis’ website at https://www.otisinvestors.com/governance/governance-documents.

21	Subsidiaries of the Registrant.*

22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

Exhibit Number	Exhibit Description
24
Powers of Attorney of Thomas A. Bartlett, Jeffrey H. Black, Jill C. Brannon, Nelda J. Connors, Kathy Hopinkah Hannan, Shailesh G. Jejurikar, Christopher J. Kearney, Judith F. Marks, Margaret M.V. Preston, Shelley Stewart, Jr. and John H. Walker.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

97	Erroneously Awarded Compensation Recovery Policy.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three years ended December 31, 2023, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, (iii) Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2023, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2023, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	February 2, 2024	by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 2, 2024	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUDITH F. MARKS	Director, Chair, President and Chief Executive Officer	February 2, 2024
Judith F. Marks

/s/ ANURAG MAHESHWARI	Executive Vice President and Chief Financial Officer	February 2, 2024
Anurag Maheshwari

/s/ MICHAEL P. RYAN	Senior Vice President and Chief Accounting Officer	February 2, 2024
Michael P. Ryan

/s/ THOMAS A. BARTLETT*	Director
Thomas A. Bartlett

/s/ JEFFREY H. BLACK*	Director
Jeffrey H. Black

/s/ JILL C. BRANNON*	Director
Jill C. Brannon

/s/ NELDA J. CONNORS*	Director
Nelda J. Connors

/s/ KATHY HOPINKAH HANNAN*	Director
Kathy Hopinkah Hannan

/s/ SHAILESH G. JEJURIKAR*	Director
Shailesh G. Jejurikar

/s/ CHRISTOPHER J. KEARNEY*	Director
Christopher J. Kearney

/s/ MARGARET M.V. PRESTON*	Director
Margaret M.V. Preston

/s/ SHELLEY STEWART, JR.*	Director
Shelley Stewart, Jr.

/s/ JOHN H. WALKER*	Director
John H. Walker

*By: /s/ NORA E. LAFRENIERE
Executive Vice President and General Counsel, as Attorney-in-fact

Date: February 2, 2024