Form 10-Q
period 2024-03-31
Otis Worldwide Corp
filed 2024-04-25
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 15, 2024 there were 404,322,811 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2024	2023
Net sales:
Product sales	$1,280	$1,307
Service sales	2,157	2,039
	3,437	3,346
Costs and expenses:
Cost of products sold	1,067	1,098
Cost of services sold	1,342	1,252
Research and development	36	35
Selling, general and administrative	462	455
	2,907	2,840
Other income (expense), net	14	7
Operating profit	544	513
Non-service pension cost (benefit)	—	—
Interest expense (income), net	44	33
Net income before income taxes	500	480
Income tax expense	126	128
Net income	374	352
Less: Noncontrolling interest in subsidiaries' earnings	21	21
Net income attributable to Otis Worldwide Corporation	$353	$331

Earnings per share (Note 2):
Basic	$0.87	$0.80
Diluted	$0.86	$0.79

Weighted average number of shares outstanding:
Basic shares	405.2	414.3
Diluted shares	408.1	417.8

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Net income	$374	$352
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25)	(34)
Pension and postretirement benefit plan adjustments	9	—
Change in unrealized cash flow hedging	3	3
Other comprehensive income (loss), net of tax	(13)	(31)
Comprehensive income (loss), net of tax	361	321
Less: Comprehensive (income) loss attributable to noncontrolling interest	(14)	(24)
Comprehensive income attributable to Otis Worldwide Corporation	$347	$297

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$884	$1,274
Accounts receivable (net of allowance for expected credit losses of $133 and $130)	3,654	3,538
Contract assets	716	717
Inventories	593	612
Other current assets	291	259
Total Current Assets	6,138	6,400
Future income tax benefits	303	323
Fixed assets (net of accumulated depreciation of $1,238 and $1,232)	713	727
Operating lease right-of-use assets	405	416
Intangible assets, net	343	335
Goodwill	1,575	1,588
Other assets	314	328
Total Assets	$9,791	$10,117
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$35	$32
Accounts payable	1,641	1,878
Accrued liabilities	1,691	1,873
Contract liabilities	2,951	2,696
Total Current Liabilities	6,318	6,479
Long-term debt	6,846	6,866
Future pension and postretirement benefit obligations	452	462
Operating lease liabilities	284	292
Future income tax obligations	255	245
Other long-term liabilities	452	493
Total Liabilities	14,607	14,837
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	124	135
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	210	213
Treasury Stock	(2,684)	(2,382)
Accumulated deficit	(1,794)	(2,005)
Accumulated other comprehensive income (loss)	(756)	(750)
Total Shareholders' Equity (Deficit)	(5,024)	(4,924)
Noncontrolling interest	84	69
Total Equity (Deficit)	(4,940)	(4,855)
Total Liabilities and Equity (Deficit)	$9,791	$10,117

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Quarter Ended March 31, 2024
Balance as of December 31, 2023	$213	$(2,382)	$(2,005)	$(750)	$(4,924)	$69	$(4,855)	$135
Net income	—	—	353	—	353	18	371	3
Other comprehensive income (loss), net of tax	—	—	—	(6)	(6)	(2)	(8)	(5)
Stock-based compensation and Common Stock issued under employee plans	(2)	—	(1)	—	(3)	—	(3)	—
Cash dividends declared ($0.34 per common share)	—	—	(138)	—	(138)	—	(138)	—
Repurchase of Common Shares	—	(302)	—	—	(302)	—	(302)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(1)	(1)	(8)
Acquisitions, disposals and other changes	(1)	—	(3)	—	(4)	—	(4)	(1)
Balance as of March 31, 2024	$210	$(2,684)	$(1,794)	$(756)	$(5,024)	$84	$(4,940)	$124

Quarter Ended March 31, 2023
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$(592)	$(4,870)	$71	$(4,799)	$135
Net income	—	—	331	—	331	18	349	3
Other comprehensive income (loss), net of tax	—	—	—	(34)	(34)	2	(32)	1
Stock-based compensation and Common Stock issued under employee plans	10	—	—	—	10	—	10	—
Cash dividends declared ($0.29 per common share)	—	—	(120)	—	(120)	—	(120)	—
Repurchase of Common Shares	—	(175)	—	—	(175)	—	(175)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(1)	(1)	(8)
Acquisitions, disposals and other changes	—	—	1	—	1	—	1	(2)
Balance as of March 31, 2023	$172	$(1,750)	$(2,653)	$(626)	$(4,857)	$90	$(4,767)	$129

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Operating Activities:
Net income	$374	$352
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	44	47
Deferred income tax expense (benefit)	16	(2)
Stock compensation cost	16	15
Change in operating assets and liabilities:
Accounts receivable, net	(162)	14
Contract assets and liabilities, current	275	263
Inventories	9	(20)
Other current assets	(24)	(12)
Accounts payable	(217)	(218)
Accrued liabilities	(142)	(155)
Pension contributions	(12)	(14)
Other operating activities, net	(6)	8
Net cash flows provided by (used in) operating activities	171	278
Investing Activities:
Capital expenditures	(31)	(25)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(30)	(16)
Receipts (payments) on settlements of derivative contracts	(21)	17
Other investing activities, net	3	3
Net cash flows provided by (used in) investing activities	(79)	(21)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3	(32)
Dividends paid on Common Stock	(138)	(120)
Repurchases of Common Stock	(300)	(175)
Acquisition of noncontrolling interest shares	(4)	—
Dividends paid to noncontrolling interest	(9)	(9)
Other financing activities, net	(19)	(5)
Net cash flows provided by (used in) financing activities	(467)	(341)
Effect of exchange rate changes on cash and cash equivalents	(18)	10
Net increase (decrease) in cash, cash equivalents and restricted cash	(393)	(74)
Cash, cash equivalents and restricted cash, beginning of year	1,280	1,195
Cash, cash equivalents and restricted cash, end of period	887	1,121
Less: Restricted cash	3	4
Cash and cash equivalents, end of period	$884	$1,117

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of March 31, 2024 and for the quarters ended March 31, 2024 and 2023 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2023 ("2023 Form 10-K" or "Form 10-K").

Unless the context otherwise requires, references to "Otis," "we," "us," "our" and "the Company" refer to Otis Worldwide Corporation and its subsidiaries.

There have been no changes to the Company's significant accounting policies described in the Company's 2023 Form 10-K that have a material impact on the Company's Condensed Consolidated Financial Statements and the related notes.

Use of Estimates. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates and tighter credit conditions, as of March 31, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2024 and for the quarters ended March 31, 2024 and 2023 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the war in Israel and Gaza, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2024 and for the quarters ended March 31, 2024 and 2023 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

Supplier Finance Programs. Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $510 million and $627 million as of March 31, 2024 and December 31, 2023, respectively. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities on the Condensed Consolidated Statements of Cash Flows.

Note 2: Earnings per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2024	2023
Net income attributable to Otis Worldwide Corporation	$353	$331
Impact of redeemable noncontrolling interest	—	—
Net income attributable to common shareholders	$353	$331

Basic weighted average number of shares outstanding	405.2	414.3
Stock awards and equity units (share equivalent)	2.9	3.5
Diluted weighted average number of shares outstanding	408.1	417.8

Earnings Per Share of Common Stock:
Basic	$0.87	$0.80
Diluted	$0.86	$0.79

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 1.4 million and 1.1 million of anti-dilutive stock awards excluded from the computation for the quarters ended March 31, 2024 and 2023, respectively.

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

Total Contract assets and Contract liabilities as of March 31, 2024 and December 31, 2023 are as follows:

(dollars in millions)	March 31, 2024	December 31, 2023
Contract assets, current	$716	$717
Total contract assets	716	717

Contract liabilities, current	2,951	2,696
Contract liabilities, non-current (included within Other long-term liabilities)	43	48
Total contract liabilities	2,994	2,744
Net contract liabilities	$2,278	$2,027

Contract assets decreased by $1 million during the quarter ended March 31, 2024 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $250 million during the quarter ended March 31, 2024 primarily due to billings on contracts in excess of revenue earned.

In the quarters ended March 31, 2024 and 2023, we recognized revenue of approximately $1.0 billion and $0.9 billion related to contract liabilities as of January 1, 2024 and 2023, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2024, our total RPO was approximately $18.3 billion. Of the total RPO as of March 31, 2024, we expect approximately 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of March 31, 2024 and December 31, 2023:

(dollars in millions)	March 31, 2024	December 31, 2023
Trade receivables	$3,466	$3,390
Unbilled receivables	151	119
Miscellaneous receivables	107	96
Customer financing notes receivable	63	63
	3,787	3,668
Less: allowance for expected credit losses	(133)	(130)
Accounts receivable, net	$3,654	$3,538

The changes in allowance for expected credit losses related to Accounts receivable, net for the quarter ended March 31, 2024 and 2023, respectively, are as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Balance as of January 1	$130	$152
Provision for expected credit losses	6	6
Write-offs charged against the allowance for expected credit losses	(2)	(20)
Foreign exchange and other	(1)	1
Balance as of March 31	$133	$139

Note 5: Inventories

Inventories consisted of the following as of March 31, 2024 and December 31, 2023:

(dollars in millions)	March 31, 2024	December 31, 2023
Raw materials and work-in-process	$148	$154
Finished goods	445	458
Total	$593	$612

Raw materials, work-in-process and finished goods are net of valuation write-downs of $88 million and $87 million as of March 31, 2024 and December 31, 2023, respectively.

Note 6: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $30 million and $16 million in the quarters ended March 31, 2024 and 2023, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the quarter ended March 31, 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2024
New Equipment	$295	$—	$(5)	$290
Service	1,293	14	(22)	1,285
Total	$1,588	$14	$(27)	$1,575

Intangible Assets. Intangible assets cost and accumulated amortization were $2,064 million and $1,721 million, respectively, as of March 31, 2024, and $2,072 million and $1,737 million, respectively, as of December 31, 2023.

Amortization of intangible assets for the quarters ended March 31, 2024 and 2023 was $15 million and $17 million, respectively. Excluding the impact of acquisitions and currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters ended March 31, 2024 and 2023.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2024	December 31, 2023
Commercial paper	$—	$—
Other borrowings	35	32
Total short-term borrowings	$35	$32

Commercial Paper. As of March 31, 2024, there were no borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowing activity in 2023, refer to Note 9 of the Company's audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Long-term debt.

As of March 31, 2024, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, maturing March 10, 2028. As of March 31, 2024, there were no borrowings under the revolving credit agreement. As of March 31, 2024, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	March 31, 2024	December 31, 2023
2.056% notes due 2025	$1,300	$1,300
0.37% notes due 2026 (¥21.5 billion principal value)	142	150
0.318% notes due 2026 (€600 million principal value)	650	658
2.293% notes due 2027	500	500
5.250% notes due 2028	750	750
2.565% notes due 2030	1,500	1,500
0.934% notes due 2031 (€500 million principal value)	542	548
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	4	4
Total principal long-term debt	6,888	6,910
Other (discounts and debt issuance costs)	(42)	(44)
Total long-term debt	6,846	6,866
Less: current portion	—	—
Long-term debt, net of current portion	$6,846	$6,866

We may redeem any series of notes at our option pursuant to certain terms. For additional details regarding the Company's debt activity in 2023, refer to Note 9 of the Company's audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters ended March 31, 2024 and 2023 reflects the following:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Debt issuance costs amortization	$2	$3
Total interest expense on external debt	43	33

The unamortized debt issuance costs as of March 31, 2024 and December 31, 2023 were $40 million and $42 million, respectively.

The weighted average maturity of our long-term debt as of March 31, 2024 is approximately 7.6 years. The weighted average interest expense rate on our borrowings outstanding as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Short-term commercial paper	—%	—%
Total long-term debt	2.5%	2.5%

The weighted average interest expense rate on our borrowings during the quarters ended March 31, 2024 and 2023 was as follows:

	Quarter Ended March 31,
	2024	2023
Short-term commercial paper	5.5%	4.8%
Total long-term debt	2.5%	2.0%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Defined benefit plans	$12	$14
Defined contribution plans	20	19
Multi-employer pension and postretirement plans	40	34

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Service cost	$8	$7
Interest cost	8	8
Expected return on plan assets	(8)	(8)
Recognized actuarial net loss	—	—
Total net periodic benefit cost	$8	$7

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters ended March 31, 2024 and 2023, respectively.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of March 31, 2024, approximately 20 million shares remain available for awards under the Plan.

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Stock-based compensation expense (Share Based)	$16	$15
Less: future tax benefit	(2)	(2)
Stock-based compensation expense, net of tax	$14	$13

As of March 31, 2024, following our annual grant issuance on February 7, 2024, there was approximately $117 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of March 31, 2024 and December 31, 2023.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of March 31, 2024 and December 31, 2023, 438.0 million and 437.0 million shares of Common Stock were issued, respectively, which includes 33.7 million and 30.4 million shares of treasury stock, respectively.

Treasury Stock. As of March 31, 2024, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which approximately $900 million was remaining at such time.

During the quarters ended March 31, 2024 and 2023, the Company repurchased 3.4 million and 2.1 million shares, respectively, for $300 million and $175 million, respectively. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters ended March 31, 2024 and 2023 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2024
Balance as of December 31, 2023	$(673)	$(78)	$1	$(750)
Other comprehensive income (loss) before reclassifications, net	(18)	9	2	(7)
Amounts reclassified, pre-tax	—	—	1	1
Tax benefit reclassified	—	—	—	—
Balance as of March 31, 2024	$(691)	$(69)	$4	$(756)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2023
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)
Other comprehensive income (loss) before reclassifications, net	(37)	—	4	(33)
Amounts reclassified, pre-tax	—	—	(1)	(1)
Tax benefit reclassified	—	—	—	—
Balance as of March 31, 2023	$(624)	$(8)	$6	$(626)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The decrease in the effective tax rate for the quarter ended March 31, 2024 is primarily the result of the tax impact of a reduction of our contractual indemnity obligation payable to RTX that resulted from the Tax Matters Agreement ("TMA") and the excess tax benefit associated with stock option exercises in the quarter.

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $10 million increase to a $340 million decrease and associated interest could change within the range of a $10 million increase to a $145 million decrease.

See Note 16, “Contingent Liabilities” for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.

Note 12: Restructuring and Transformation Costs

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and facility exit and lease termination costs associated with the consolidation of office and manufacturing operations.

During the quarters ended March 31, 2024 and 2023, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions beginning in 2023, as follows:

	Quarter Ended March 31, 2024			Quarter Ended March 31, 2023
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$—	$5	$5	$—	$2	$2
Selling, general and administrative	1	14	15	—	3	3
Total	$1	$19	$20	$—	$5	$5

Restructuring costs, unless otherwise indicated, were approximately 30% New Equipment and 70% Service. Although this reflects the segments to which the restructuring costs relate, refer to Note 17 for more information about our measure of segment performance (segment operating profit), which no longer includes restructuring costs, among other items, beginning in the first quarter of 2024.

UpLift Restructuring Actions and Transformation Costs. During the third quarter of 2023, we announced UpLift to transform our operating model. UpLift includes, among other aspects, the standardization of our processes and improvement of our supply chain procurement, as well as restructuring actions.

UpLift restructuring actions of up to $55 million were approved in 2023, which are primarily severance related costs. We expect these actions to be mostly completed and cash to be paid by the end of 2024, with certain payments to be completed in 2025. Expected total costs and remaining costs to incur for the approved actions identified to-date are approximately $50 million and $24 million, respectively, of which approximately 30% relates to New Equipment and 70% relates to Service.

In the quarter ended March 31, 2024, we incurred $12 million of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), including consulting and personnel costs, which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Other Restructuring Actions. The other restructuring expenses incurred during the quarter ended March 31, 2024 and 2023, were primarily the result of restructuring programs initiated during 2024 and 2023. We are targeting to complete by the end of 2024 the majority of remaining other restructuring actions initiated in the quarter ended March 31, 2024 and the full year 2023, with certain utilization beyond 2024 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $83 million and $23 million, respectively, of which approximately 30% relates to New Equipment and 70% relates to Service.

Restructuring Accruals. The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs and most will require cash payment:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2023	$13	$35	$48
Net restructuring costs	1	19	20
Utilization, foreign exchange and other costs	(8)	(20)	(28)
Restructuring accruals as of March 31, 2024	$6	$34	$40

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $4.9 billion and $4.6 billion as of March 31, 2024 and December 31, 2023, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $18 million and $21 million as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2024 and December 31, 2023:

(dollars in millions)	Balance Sheet Classification	March 31, 2024	December 31, 2023
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$4	$2
Commodity contracts	Other current assets	—	1
Foreign exchange contracts	Other assets	2	2
	Total asset derivatives	$6	$5

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(3)	$(4)
Foreign exchange contracts	Other long-term liabilities	—	(1)
	Total liability derivatives	$(3)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$29	$20
Foreign exchange contracts	Other assets	2	4
	Total asset derivatives	$31	$24

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(19)	$(34)
Foreign exchange contracts	Other long-term liabilities	(3)	(7)
	Total liability derivatives	$(22)	$(41)

Derivatives designated as Cash flow hedging instruments. The amounts of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) were immaterial for the quarters ended March 31, 2024 and 2023, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of March 31, 2024 and December 31, 2023 are presented in the table below:

(dollars in millions)	March 31, 2024	December 31, 2023
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$4	$1

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax gain of $1 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of March 31, 2024 will mature by December 2028.

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

Additionally, we had a foreign exchange forward contract with a notional amount of €95 million that matured during the second quarter of 2023. This qualified as a net investment hedge and was deemed to be effective until maturity.

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Foreign currency denominated long-term debt	$8	$(1)
Foreign currency forward contracts	—	1
Total	$8	$—

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Foreign exchange contracts	$(1)	$3

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were losses of less than $1 million and gains of $1 million in the quarters ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

Due to their short-term nature, the carrying value approximated fair value for the current portion of the Company’s financial instruments not carried at fair value. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our long-term debt, as described in Note 7, "Borrowings and Lines of Credit", is measured at fair value using closing bond prices from active markets.

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$29	$29	$—	$—
Derivative assets	37	—	37	—
Derivative liabilities	(25)	—	(25)	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$28	$28	$—	$—
Derivative assets	29	—	29	—
Derivative liabilities	(46)	—	(46)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$49	$48	$55	$54
Customer financing notes receivable, net	24	22	26	23
Short-term borrowings	(35)	(35)	(32)	(32)
Long-term debt, including current portion (excluding leases and other)	(6,884)	(6,113)	(6,906)	(6,224)
Long-term liabilities, including current portion	(181)	(163)	(197)	(185)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$48	$—	$48	$—
Customer financing notes receivable, net	22	—	22	—
Short-term borrowings	(35)	—	(35)	—
Long-term debt, including current portion (excluding leases and other)	(6,113)	—	(6,113)	—
Long-term liabilities, including current portion	(163)	—	(163)	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$54	$—	$54	$—
Customer financing notes receivable, net	23	—	23	—
Short-term borrowings	(32)	—	(32)	—
Long-term debt, including current portion (excluding leases and other)	(6,224)	—	(6,224)	—
Long-term liabilities, including current portion	(185)	—	(185)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amount of service and product guarantees were $11 million and $12 million as of March 31, 2024 and December 31, 2023, respectively.

The Company provides certain financial guarantees to third parties. As of March 31, 2024, Otis has stand-by letters of credit with maximum potential payment totaling $139 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of March 31, 2024, Otis has determined there are no estimated costs probable under these guarantees.

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

For details regarding the Company's outstanding liability for environmental obligations, refer to Note 21 of the Company's audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Legal Proceedings.

German Tax Litigation

We have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $233 million as of March 31, 2024) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $128 million as of March 31, 2024).

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

On January 26, 2021, the Company filed an appeal with the German Federal Tax Court. On February 8, 2022, the Company received the decision of the German Federal Tax Court, in which the Court remanded the case for reconsideration by the local German Tax Court. The local German Tax Court held a hearing on June 12, 2023, and issued a decision in favor of Otis on July 21, 2023. On September 14, 2023, the German tax authorities filed an appeal to the German Federal Tax Court. The German Federal Tax Court is expected to rule on the appeal later in 2024. As a result of the appeal filing, this matter remains contested, and the Company cannot assess the ultimate outcome of this case.

Pursuant to the TMA with our former parent, UTC, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $48 million as of March 31, 2024), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024. If the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended March 31, 2024 and December 31, 2023.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $22 million as of March 31, 2024, and approximately $20 million to $43 million as of December 31, 2023. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amounts of $11 million and $20 million as of March 31, 2024 and December 31, 2023, respectively, which are principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $3 million and $5 million as of March 31, 2024 and December 31, 2023, respectively, which are principally included in Other assets on our Condensed Consolidated Balance Sheets.

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

Segment Information. Otis discloses segment operating profit as its measure of segment performance, reconciled to total Otis operating profit. Segment operating profit excludes certain expenses and income that are not allocated to segments (as described below in "Corporate and Unallocated").

Effective in the first quarter of 2024, the measure of segment performance used by Otis' Chief Operating Decision Maker ("CODM") changed and, as a result, Otis' disclosed measure of segment performance (segment operating profit) was updated. The change to segment operating profit aligns with the update to how the CODM assesses performance and allocates resources for the Company's segments, and therefore is our measure of segment profitability in accordance with GAAP under ASC 280, Segment Reporting.

As a result of the change, restructuring costs and other items not allocated to the operating segments are presented as part of Corporate and Unallocated. The financial information presented herein reflects the impact of the measure of segment performance change for all periods presented.

Segment information for the quarters ended March 31, 2024 and 2023 are as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023

Net Sales
New Equipment	$1,280	$1,307
Service	2,157	2,039
Total	$3,437	$3,346

Operating Performance
New Equipment operating profit	$71	$69
Service operating profit	523	479
Total segment operating profit	594	548
Corporate and Unallocated
General corporate expenses and other	(33)	(30)
UpLift restructuring actions	(1)	—
Other restructuring actions	(19)	(5)
UpLift transformation costs	(12)	—
Separation-related reserve adjustment	15	—
Total company operating profit	544	513
Non-service pension cost (benefit)	—	—
Interest expense (income), net	44	33
Net income before income taxes	$500	$480

Corporate and Unallocated includes a Separation-related reserve adjustment, which represents the reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA. This benefit is recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarter ended March 31, 2024.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters ended March 31, 2024 and 2023.

	Quarter Ended March 31,
(dollars in millions)	2024	2023
United States Operations	$1,064	$976
International Operations
China	425	501
Other	1,948	1,869
Total	$3,437	$3,346

Disaggregated Sales by Type. Segment Net sales disaggregated by product and service type for the quarters ended March 31, 2024 and 2023 are as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
New Equipment	$1,280	$1,307

Maintenance and Repair	1,769	1,679
Modernization	388	360
Total Service	2,157	2,039
Total	$3,437	$3,346

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters ended March 31, 2024 and 2023.

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

Other new accounting pronouncements issued but not effective until after March 31, 2024 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 19: Subsequent Events

In April 2024, we notified the noncontrolling shareholders of one of our subsidiaries that we are exercising our call option to acquire all of their outstanding shares. The value to purchase these shares is estimated to be approximately $70 million and is reflected in Redeemable noncontrolling interest in our Condensed Consolidated Balance Sheet as of March 31, 2024. The purchase of these shares is expected to be completed in the third quarter of 2024.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters ended March 31, 2024 and 2023, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 25, 2024, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of March 31, 2024, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the three-month periods ended March 31, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 25, 2024

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

The current status of significant factors affecting our business environment in 2024 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

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

UpLift costs incurred are as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
UpLift restructuring action costs	$1	$—
UpLift transformation costs	12	—
Total UpLift costs	$13	$—

UpLift restructuring action costs of $26 million have been incurred since the beginning of the program, primarily during the fourth quarter of 2023. UpLift restructuring action costs are primarily severance costs, and are recorded in Selling, general and administrative in the Condensed Consolidated Statements of Operations. For further details, refer to the discussion on restructuring costs in the "Results of Operations," as well as Note 12 to the Condensed Consolidated Financial Statements.

UpLift transformation costs of $28 million have been incurred since the beginning of the program. These costs are primarily consulting and incremental personnel costs, and are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Impact of Global Macroeconomic Developments on Our Company

Global macroeconomic developments have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters ended March 31, 2024 and 2023. These macroeconomic developments include, among others, inflationary pressures, higher interest rates and tighter credit conditions. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2024, as a result of the following, among other things:

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

See the "Liquidity and Financial Condition" section in this Form 10-Q for further detail and Item 1A. "Risk Factors" in our 2023 Form 10-K for macroeconomic risks related to our business.

Risks Associated with Ongoing Conflicts

The ongoing conflict between Russia and Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty, including volatile commodity markets, foreign exchange fluctuations, supply chain disruptions, increased risk of cyber-security incidents, reputational risk, increased operating costs (including fuel and other input costs), environmental, health and safety risks related to securing and maintaining facilities, additional sanctions and other regulations (including restrictions on the transfer of funds to and from Russia). We do not have operations in Russia.

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our revenue and operating profit for the quarter ended March 31, 2024 and year ended December 31, 2023.

Additionally, we do not have operations or material net sales in Israel or Gaza. Although we transport products through the Red Sea, we currently do not expect the recent hostilities in that region to have a material impact on our business.

We cannot predict how the events described above will evolve. If the events continue for a significant period of time or expand to other countries, and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A "Risk Factors" in our 2023 Form 10-K, including but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Environmental, Social and Governance ("ESG")

There have been no, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change, from the known physical effects of climate change or as a result of implementing our ESG initiatives. Increased regulation (including SEC and European Union requirements) and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results.

For discussion of Otis’ ESG goals, see the discussion under “Environmental, Social and Governance (“ESG”)” in Item 1 in our 2023 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the Condensed Consolidated Financial Statements, or are the most sensitive to change due to outside factors, are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in our 2023 Form 10-K. Except as disclosed in Note 18 to our Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Net sales	$3,437	$3,346
Percentage change year-over-year	2.7%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter ended March 31, 2024 are as follows:

Components of Net sales change:	Quarter Ended March 31, 2024
Organic volume	3.8%
Foreign currency translation	(1.2)%
Acquisitions and divestitures, net	0.1%
Total % change	2.7%

The Organic volume increase of 3.8% for the quarter ended March 31, 2024 was driven by an increase in organic sales of 6.5% in Service, partially offset by a decrease of (0.5)% in New Equipment organic sales.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Total cost of products and services sold	$2,409	$2,350
Percentage change year-over-year	2.5%

The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2024 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended March 31, 2024
Organic volume	3.6%
Foreign currency translation	(1.3)%
Acquisitions and divestitures, net and other	0.2%
Total % change	2.5%

The organic increase in Total cost of products and services sold for the quarter ended March 31, 2024 was primarily driven by the organic sales increases noted above. Inflationary pressures, including annual wage increases, were mitigated by productivity and lower commodity prices, primarily steel.

Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Gross margin	$1,028	$996
Gross margin percentage	29.9%	29.8%

Gross margin percentage remained relatively flat for the quarter ended March 31, 2024, when compared to the same period for 2023.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Research and development	$36	$35
Percentage of Net sales	1.0%	1.0%

Research and development was relatively flat for the quarter ended March 31, 2024, when compared to the same period for 2023.

Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Selling, general and administrative	$462	$455
Percentage of Net sales	13.4%	13.6%

Selling, general and administrative expenses increased $7 million for the quarter ended March 31, 2024, when compared to the same period for 2023, driven by higher restructuring costs and annual wage increases, partially offset by lower costs resulting from UpLift and favorable foreign exchange impacts.

Selling, general and administrative expenses as a percentage of Net sales decreased (20) basis points for the quarter ended March 31, 2024, compared to the same period in 2023.

Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2024	2023
UpLift restructuring action costs	$1	$—
Other restructuring action costs	19	5
Total restructuring costs	$20	$5

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, and facility exit and lease termination costs associated with the consolidation of office and manufacturing operations. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.

There were $1 million of UpLift restructuring action costs for the quarter ended March 31, 2024. We also incurred $12 million of UpLift transformation costs in the quarter ended March 31, 2024, primarily consulting and incremental personnel costs, which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Other restructuring action costs were $19 million for the quarter ended March 31, 2024 and included $9 million of costs related to 2024 actions and $10 million of costs related to 2023 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the quarter ended March 31, 2024, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the three months ended March 31, 2024	$7	$13	$20
Expected cash payments remaining to complete actions announced	31	57	88

The approved UpLift restructuring actions are expected to generate approximately $50 million in annual recurring savings by 2025, primarily in Selling, general and administrative expenses, and of which approximately $8 million was realized during the quarter ended March 31, 2024.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $10 million for the 2024 actions and $42 million for the 2023 actions, of which approximately $11 million was realized for the 2024 and 2023 actions during the quarter ended March 31, 2024.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Other income (expense), net	$14	$7

The change in Other Income (Expense), Net, of $7 million for the quarter ended March 31, 2024, compared to the same period in 2023, was primarily driven by the reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA and other reserve adjustments, partially offset by UpLift transformation costs of $12 million and unfavorable foreign currency mark-to-market adjustments in the quarter ended March 31, 2024.

Interest Expense (Income), Net

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Interest expense (income), net	$44	$33

Interest expense (income), net increased $11 million for the quarter ended March 31, 2024, compared to the same period in 2023, primarily driven by higher interest expense related to the $750 million unsecured, unsubordinated debt issued in August 2023.

The average interest rate on our long-term debt for the quarters ended March 31, 2024 and 2023, was 2.5% and 2.0%, respectively. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended March 31,
	2024	2023
Effective tax rate	25.2%	26.7%

The decrease in the effective tax rate for the quarter ended March 31, 2024 is primarily the result of the tax impact of a reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA and the excess tax benefit associated with stock option exercises in the quarter.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Noncontrolling interest in subsidiaries' earnings	$21	$21
Net income attributable to Otis Worldwide Corporation	$353	$331

Noncontrolling interest in subsidiaries' earnings were relatively flat for the quarter ended March 31, 2024, compared to the same period in 2023. Ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

Net income attributable to Otis Worldwide Corporation increased for the quarter ended March 31, 2024, compared to the same period in 2023, due to higher operating profit (including the impact of foreign exchange rates) and a lower effective tax rate, partially offset by higher interest expense.

Segment Review

During the quarter ended March 31, 2024, we updated our measure of segment performance (segment operating profit) used to evaluate financial performance of the operating segments and allocate resources. The financial information presented herein reflects the impact of the measure of segment performance changes for all periods presented. See Note 17 to the Condensed Consolidated Financial Statements for additional information.

Summary performance for our operating segments, reconciled to total operating profit, for the quarters ended March 31, 2024 and 2023 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2024	2023	2024	2023	2024	2023
New Equipment	$1,280	$1,307	$71	$69	5.5%	5.3%
Service	2,157	2,039	523	479	24.2%	23.5%
Total segment	$3,437	$3,346	594	548	17.3%	16.4%
Corporate and Unallocated
General corporate expenses and other			(33)	(30)
UpLift restructuring actions			(1)	—
Other restructuring actions			(19)	(5)
UpLift transformation costs			(12)	—
Separation-related reserve adjustment			15	—
Consolidated Operating Profit			$544	$513	15.8%	15.3%

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

Summary performance for New Equipment for the quarters ended March 31, 2024 and 2023 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023	Change	Change
Net sales	$1,280	$1,307	$(27)	(2.1)%
Cost of sales	1,065	1,097	(32)	(2.9)%
	215	210	5	2.4%
Operating expenses	144	141	3	2.1%
Operating profit	$71	$69	$2	2.9%
Operating profit margin	5.5%	5.3%

Summary analysis of the Net sales change for New Equipment for the quarter ended March 31, 2024 compared with the quarter ended March 31, 2023 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2024
Organic volume	(0.5)%
Foreign currency translation	(1.6)%
Acquisitions and divestitures, net and other	—%
Total % change	(2.1)%

Quarter Ended March 31, 2024

Net sales

The organic sales decrease of (0.5)% was driven by a decline in China, partially offset by mid-teens organic sales growth in Americas and low single-digit organic sales growth in EMEA and Asia Pacific.

Operating profit

New Equipment operating profit increased $2 million including foreign exchange headwinds of $(4) million. Favorable price, productivity and commodity tailwinds more than offset lower volume and regional mix headwinds. Operating margin increased 20 basis points.

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

Summary performance for Service for the quarters ended March 31, 2024 and 2023 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023	Change	Change
Net sales	$2,157	$2,039	$118	5.8%
Cost of sales	1,339	1,251	88	7.0%
	818	788	30	3.8%
Operating expenses	295	309	(14)	(4.5)%
Operating profit	$523	$479	$44	9.2%
Operating profit margin	24.2%	23.5%

Summary analysis of Service Net sales change for the quarter ended March 31, 2024 compared with the quarter ended March 31, 2023 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2024
Organic volume	6.5%
Foreign currency translation	(0.8)%
Acquisitions and divestitures, net	0.1%
Total % change	5.8%

Quarter Ended March 31, 2024

Net sales

The organic sales increase of 6.5% is due to organic sales increases in maintenance and repair of 5.8% and in modernization of 9.7%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	5.8%	9.7%
Foreign currency translation	(0.7)%	(1.6)%
Acquisitions and divestitures, net	0.2%	—%
Total % change	5.3%	8.1%

Operating profit

Service operating profit increased $44 million including foreign exchange headwinds of ($3) million. Higher volume, improved pricing on maintenance contracts and productivity were partially offset by inflationary pressures including annual wage increases. Operating margin increased 70 basis points.

Corporate and Unallocated

	Quarter Ended March 31,
(dollars in millions)	2024	2023
General corporate expenses and other	$(33)	$(30)
UpLift restructuring actions	(1)	—
Other restructuring actions	(19)	(5)
UpLift transformation costs	(12)	—
Separation-related reserve adjustment	15	—
Total Corporate and Unallocated	$(50)	$(35)

General corporate expenses and other for the quarter ended March 31, 2024 increased $3 million, compared to the same period in 2023, primarily due to the impact of foreign currency mark-to-market adjustments. UpLift and costs related to the program began in the third quarter of 2023. Additionally, higher other restructuring action costs were mostly offset by the reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA.

LIQUIDITY AND FINANCIAL CONDITION

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to capital markets.

As of March 31, 2024, we had cash and cash equivalents of approximately $900 million, of which approximately 95% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of March 31, 2024 and December 31, 2023, the amount of such restricted cash was approximately $3 million and $6 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of March 31, 2024 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$884	$1,274
Total debt	6,881	6,898
Net debt (total debt less cash and cash equivalents)	5,997	5,624
Total equity	(4,940)	(4,855)
Total capitalization (total debt plus total equity)	1,941	2,043
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,057	769

Total debt to total capitalization	355%	338%
Net debt to net capitalization	567%	731%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

As of March 31, 2024, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of March 31, 2024, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

There was no commercial paper outstanding as of March 31, 2024. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Share Repurchase Program

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $900 million was remaining as of March 31, 2024. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$171	$278
Investing activities	(79)	(21)
Financing activities	(467)	(341)
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	10
Net increase (decrease) in cash and cash equivalents and restricted cash	$(393)	$(74)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year decrease in net cash provided by operating activities was primarily driven by working capital balances during the periods, including an increase in Accounts receivables, net in the quarter ended March 31, 2024 compared to a decrease the same period in 2023, due to the timing of billings.

During the quarter ended March 31, 2024, net cash provided by operating activities was $171 million. The primary drivers of the inflow related to $374 million of net income and changes in Contract assets and liabilities, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by a decrease in Accounts payable due to the timing of payments to suppliers, an increase in Accounts receivable, net, due to the timing of billings, and a decrease in Accrued liabilities due to the timing of payments, including employee-related benefits, interest and income taxes.

During the quarter ended March 31, 2023, net cash provided by operating activities was $278 million. The primary drivers of the inflow related to $352 million of net income and changes in Contract assets and liabilities, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by a decrease in Accounts payable due to the timing of payments to suppliers and a decrease in Accrued liabilities due to the timing of payments, including employee-related benefits and interest.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts.

During the quarter ended March 31, 2024, net cash used in investing activities was $79 million. The primary drivers of the outflow related to $31 million of capital expenditures, $30 million of acquisitions of businesses and intangible assets and $21 million of net cash payments from the settlement of derivative instruments.

During the quarter ended March 31, 2023, net cash used in investing activities was $21 million. The primary drivers of the outflow were $25 million of capital expenditures and $16 million of acquisitions of businesses and intangible assets, partially offset by $17 million of net cash receipts from the settlement of derivative instruments.

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

During the quarter ended March 31, 2024, net cash used in financing activities was $467 million. The primary drivers of the outflow were the repurchases of our Common Stock of $300 million and dividends paid on our Common Stock of $138 million.

During the quarter ended March 31, 2023, net cash used in financing activities was $341 million. The primary drivers of the outflow were repurchases of our Common Stock of $175 million and dividends paid on our Common Stock of $120 million.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2026 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. (“Highland”), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 9: Borrowings and Lines of Credit" in Item 8 in our 2023 Form 10-K, for additional information.

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

The following tables set forth the summarized financial information as of and for the quarter ended March 31, 2024 and as of December 31, 2023 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Quarter Ended March 31, 2024
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	3
Income from consolidated subsidiaries	48
Income (loss) from operations excluding income from consolidated subsidiaries	12
Net income (loss) excluding income from consolidated subsidiaries	(19)

(dollars in millions)	March 31, 2024	December 31, 2023
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	98	63
Noncurrent assets (investments in consolidated subsidiaries)	1,236	1,236
Noncurrent assets (excluding investments in consolidated subsidiaries)	38	43
Current liabilities (intercompany payables to non-guarantor subsidiaries)	4,228	3,753
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	108	119
Noncurrent liabilities	5,855	5,880

(dollars in millions)	Quarter Ended March 31, 2024
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	—
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(64)

(dollars in millions)	March 31, 2024	December 31, 2023
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$75
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	513	518
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	363	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	3	1
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,484	3,467
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,185	1,199

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of March 31, 2024, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter ended March 31, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These and other factors are more fully discussed in the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 1: General" and "Note 16: Contingent Liabilities" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in our 2023 Form 10-K under the headings "Item 1. Business," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" under the headings "Note 1: Business Overview" and "Note 21: Contingent Liabilities" and elsewhere in each of these filings. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, "Contingent Liabilities to the Condensed Consolidated Financial Statements" for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Item 3 "Legal Proceedings" in our 2023 Form 10-K.

Item 1A. Risk Factors

Additional information regarding risk factors can be found under "Recent Developments" in the "Business Overview" and "Cautionary Note Concerning Factors That May Affect Future Results" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Except as otherwise noted above, there have been no material changes in the Company's risk factors from those disclosed in Item 1A "Risk Factors," in our 2023 Form 10-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2024	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	1,895	$87.65	1,895	$1,034
February 1 - February 29	1,282	91.59	1,282	$916
March 1 - March 31	173	95.57	173	$900
Total	3,350	$89.57	3,350

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock. As of March 31, 2024, the maximum dollar value of shares that may yet be purchased under this current program was approximately $900 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Otis Worldwide Corporation 2020 Long-Term Incentive Plan (As Amended and Restated as of January 1, 2024).*

10.2	Otis Worldwide Corporation Short-Term Incentive Plan (As Amended and Restated as of January 1, 2024).*

10.3	Schedule of Terms for Performance Share Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 6, 2024).*

10.4	Schedule of Terms for Restricted Stock Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 6, 2024).*

10.5	Schedule of Terms for Stock Appreciation Right Awards granted under the Otis Worldwide Corporation 2020 Long -Term Incentive Plan (Effective February 6, 2024).*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2024 and 2023, (iii) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Changes in Equity for the quarters ended March 31, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	April 25, 2024	by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 25, 2024	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)