Form 10-Q
period 2024-06-30
Otis Worldwide Corp
filed 2024-07-25
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 16, 2024 there were 400,554,767 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2024	2023
Net sales:
Product sales	$1,421	$1,604
Service sales	2,180	2,116
	3,601	3,720
Costs and expenses:
Cost of products sold	1,168	1,328
Cost of services sold	1,354	1,309
Research and development	39	36
Selling, general and administrative	449	479
	3,010	3,152
Other income (expense), net	(21)	12
Operating profit	570	580
Non-service pension cost (benefit)	(1)	1
Interest expense (income), net	27	37
Net income before income taxes	544	542
Income tax expense	94	135
Net income	450	407
Less: Noncontrolling interest in subsidiaries' earnings	35	31
Net income attributable to Otis Worldwide Corporation	$415	$376

Earnings per share (Note 2):
Basic	$1.03	$0.91
Diluted	$1.02	$0.90

Weighted average number of shares outstanding:
Basic shares	402.9	412.7
Diluted shares	405.5	416.0

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2024	2023
Net sales:
Product sales	$2,701	$2,911
Service sales	4,337	4,155
	7,038	7,066
Costs and expenses:
Cost of products sold	2,235	2,426
Cost of services sold	2,696	2,561
Research and development	75	71
Selling, general and administrative	911	934
	5,917	5,992
Other income (expense), net	(7)	19
Operating profit	1,114	1,093
Non-service pension cost (benefit)	(1)	1
Interest expense (income), net	71	70
Net income before income taxes	1,044	1,022
Income tax expense	220	263
Net income	824	759
Less: Noncontrolling interest in subsidiaries' earnings	56	52
Net income attributable to Otis Worldwide Corporation	$768	$707

Earnings per share (Note 2):
Basic	$1.90	$1.71
Diluted	$1.89	$1.70

Weighted average number of shares outstanding:
Basic shares	404.0	413.5
Diluted shares	406.8	416.9

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Net income	$450	$407	$824	$759
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(70)	(25)	(104)
Pension and postretirement benefit plan adjustments	—	—	9	—
Change in unrealized cash flow hedging	—	(6)	3	(3)
Other comprehensive income (loss), net of tax	—	(76)	(13)	(107)
Comprehensive income (loss), net of tax	450	331	811	652
Less: Comprehensive (income) loss attributable to noncontrolling interest	(30)	(18)	(44)	(42)
Comprehensive income attributable to Otis Worldwide Corporation	$420	$313	$767	$610

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$942	$1,274
Accounts receivable (net of allowance for expected credit losses of $131 and $130)	3,606	3,538
Contract assets	750	717
Inventories	605	612
Other current assets	335	259
Total Current Assets	6,238	6,400
Future income tax benefits	302	323
Fixed assets (net of accumulated depreciation of $1,230 and $1,232)	708	727
Operating lease right-of-use assets	398	416
Intangible assets, net	330	335
Goodwill	1,553	1,588
Other assets	329	328
Total Assets	$9,858	$10,117
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$1,656	$32
Accounts payable	1,716	1,878
Accrued liabilities	1,719	1,873
Contract liabilities	2,804	2,696
Total Current Liabilities	7,895	6,479
Long-term debt	5,526	6,866
Future pension and postretirement benefit obligations	445	462
Operating lease liabilities	280	292
Future income tax obligations	206	245
Other long-term liabilities	388	493
Total Liabilities	14,740	14,837
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	52	135
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	230	213
Treasury Stock	(2,987)	(2,382)
Accumulated deficit	(1,538)	(2,005)
Accumulated other comprehensive income (loss)	(751)	(750)
Total Shareholders' Equity (Deficit)	(5,046)	(4,924)
Noncontrolling interest	112	69
Total Equity (Deficit)	(4,934)	(4,855)
Total Liabilities and Equity (Deficit)	$9,858	$10,117

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest

Quarter Ended June 30, 2024
Balance as of March 31, 2024	$210	$(2,684)	$(1,794)	$(756)	$(5,024)	$84	$(4,940)	$124
Net income	—	—	415	—	415	33	448	2
Other comprehensive income (loss), net of tax	—	—	—	5	5	(1)	4	(4)
Stock-based compensation and Common Stock issued under employee plans	20	—	(1)	—	19	—	19	—
Cash dividends declared ($0.39 per common share)	—	—	(157)	—	(157)	—	(157)	—
Repurchase of Common Shares	—	(303)	—	—	(303)	—	(303)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(3)	(3)	(1)
Acquisitions, disposals and other changes	—	—	(1)	—	(1)	(1)	(2)	(69)
Balance as of June 30, 2024	$230	$(2,987)	$(1,538)	$(751)	$(5,046)	$112	$(4,934)	$52

Quarter Ended June 30, 2023
Balance as of March 31, 2023	$172	$(1,750)	$(2,653)	$(626)	$(4,857)	$90	$(4,767)	$129
Net income	—	—	376	—	376	29	405	2
Other comprehensive income (loss), net of tax	—	—	—	(63)	(63)	(7)	(70)	(6)
Stock-based compensation and Common Stock issued under employee plans	11	—	(1)	—	10	—	10	—
Cash dividends declared ($0.34 per common share)	—	—	(141)	—	(141)	—	(141)	—
Repurchase of Common Shares	—	(177)	—	—	(177)	—	(177)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(8)	(8)	(1)
Acquisitions, disposals and other changes	—	—	—	—	—	(3)	(3)	2
Balance as of June 30, 2023	$183	$(1,927)	$(2,419)	$(689)	$(4,852)	$101	$(4,751)	$126

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$213	$(2,382)	$(2,005)	$(750)	$(4,924)	$69	$(4,855)	$135
Net income	—	—	768	—	768	51	819	5
Other comprehensive income (loss), net of tax	—	—	—	(1)	(1)	(3)	(4)	(9)
Stock-based compensation and Common Stock issued under employee plans	18	—	(2)	—	16	—	16	—
Cash dividends declared ($0.73 per common share)	—	—	(295)	—	(295)	—	(295)	—
Repurchase of Common Shares	—	(605)	—	—	(605)	—	(605)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(4)	(4)	(9)
Acquisitions, disposals and other changes	(1)	—	(4)	—	(5)	(1)	(6)	(70)
Balance as of June 30, 2024	$230	$(2,987)	$(1,538)	$(751)	$(5,046)	$112	$(4,934)	$52

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$(592)	$(4,870)	$71	$(4,799)	$135
Net income	—	—	707	—	707	47	754	5
Other comprehensive income (loss), net of tax	—	—	—	(97)	(97)	(5)	(102)	(5)
Stock-based compensation and Common Stock issued under employee plans	21	—	(1)	—	20	—	20	—
Cash dividends declared ($0.63 per common share)	—	—	(261)	—	(261)	—	(261)	—
Repurchase of Common Shares	—	(352)	—	—	(352)	—	(352)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(9)	(9)	(9)
Acquisitions, disposals and other changes	—	—	1	—	1	(3)	(2)	—
Balance as of June 30, 2023	$183	$(1,927)	$(2,419)	$(689)	$(4,852)	$101	$(4,751)	$126

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Operating Activities:
Net income	$824	$759
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	85	99
Deferred income tax expense (benefit)	(25)	(16)
Stock compensation cost	36	34
Change in operating assets and liabilities:
Accounts receivable, net	(171)	(204)
Contract assets and liabilities, current	107	154
Inventories	(10)	(21)
Other current assets	(60)	(38)
Accounts payable	(129)	43
Accrued liabilities	(127)	(85)
Pension contributions	(24)	(24)
Other operating activities, net	(27)	23
Net cash flows provided by (used in) operating activities	479	724
Investing Activities:
Capital expenditures	(55)	(62)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(40)	(20)
Receipts (payments) on settlements of derivative contracts	(4)	(13)
Other investing activities, net	2	4
Net cash flows provided by (used in) investing activities	(97)	(91)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	323	57
Dividends paid on Common Stock	(295)	(261)
Repurchases of Common Stock	(600)	(350)
Acquisition of noncontrolling interest shares	(75)	—
Dividends paid to noncontrolling interest	(11)	(15)
Other financing activities, net	(21)	(16)
Net cash flows provided by (used in) financing activities	(679)	(585)
Effect of exchange rate changes on cash and cash equivalents	(32)	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	(329)	32
Cash, cash equivalents and restricted cash, beginning of year	1,280	1,195
Cash, cash equivalents and restricted cash, end of period	951	1,227
Less: Restricted cash	9	8
Cash and cash equivalents, end of period	$942	$1,219

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of June 30, 2024 and for the quarters and six months ended June 30, 2024 and 2023 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2023 ("2023 Form 10-K" or "Form 10-K").

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates and tighter credit conditions, as of June 30, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of June 30, 2024 and for the quarters and six months ended June 30, 2024 and 2023 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the war in Israel and Gaza, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of June 30, 2024 and for the quarters and six months ended June 30, 2024 and 2023 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

Acquisition of Noncontrolling Interest. In April 2024, we notified the noncontrolling shareholders of our subsidiary in Japan that we were exercising our call option to acquire all of their outstanding shares. The estimated value of purchasing these shares was reflected in Redeemable noncontrolling interest in our Condensed Consolidated Balance Sheet as of March 31, 2024. The purchase of these shares was completed in the second quarter of 2024 for approximately $70 million.

Supplier Finance Programs. Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $560 million and $627 million as of June 30, 2024 and December 31, 2023, respectively. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities on the Condensed Consolidated Statements of Cash Flows.

Note 2: Earnings per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2024	2023	2024	2023
Net income attributable to Otis Worldwide Corporation	$415	$376	$768	$707
Impact of redeemable noncontrolling interest	—	—	—	—
Net income attributable to common shareholders	$415	$376	$768	$707

Basic weighted average number of shares outstanding	402.9	412.7	404.0	413.5
Stock awards and equity units (share equivalent)	2.6	3.3	2.8	3.4
Diluted weighted average number of shares outstanding	405.5	416.0	406.8	416.9

Earnings Per Share of Common Stock:
Basic	$1.03	$0.91	$1.90	$1.71
Diluted	$1.02	$0.90	$1.89	$1.70

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 1.1 million of anti-dilutive stock awards excluded from the computation for the quarters ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023.

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

Total Contract assets and Contract liabilities as of June 30, 2024 and December 31, 2023 are as follows:

(dollars in millions)	June 30, 2024	December 31, 2023
Contract assets, current	$750	$717
Total contract assets	750	717

Contract liabilities, current	2,804	2,696
Contract liabilities, non-current (included within Other long-term liabilities)	39	48
Total contract liabilities	2,843	2,744
Net contract liabilities	$2,093	$2,027

Contract assets increased by $33 million during the six months ended June 30, 2024 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $99 million during the six months ended June 30, 2024 primarily due to billings on contracts in excess of revenue earned.

In the six months ended June 30, 2024 and 2023, we recognized revenue of approximately $1.6 billion and $1.5 billion related to contract liabilities as of January 1, 2024 and 2023, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of June 30, 2024, our total RPO was approximately $18.2 billion. Of the total RPO as of June 30, 2024, we expect approximately 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of June 30, 2024 and December 31, 2023:

(dollars in millions)	June 30, 2024	December 31, 2023
Trade receivables	$3,429	$3,390
Unbilled receivables	148	119
Miscellaneous receivables	97	96
Customer financing notes receivable	63	63
	3,737	3,668
Less: allowance for expected credit losses	(131)	(130)
Accounts receivable, net	$3,606	$3,538

The changes in allowance for expected credit losses related to Accounts receivable, net for the six months ended June 30, 2024 and 2023, respectively, are as follows:

	Six months ended June 30,
(dollars in millions)	2024	2023
Balance as of January 1	$130	$152
Provision for expected credit losses	12	18
Write-offs charged against the allowance for expected credit losses	(7)	(25)
Foreign exchange and other	(4)	(2)
Balance as of June 30	$131	$143

Note 5: Inventories

Inventories consisted of the following as of June 30, 2024 and December 31, 2023:

(dollars in millions)	June 30, 2024	December 31, 2023
Raw materials and work-in-process	$145	$154
Finished goods	460	458
Total	$605	$612

Raw materials, work-in-process and finished goods are net of valuation write-downs of $87 million as of June 30, 2024 and December 31, 2023.

Note 6: Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $40 million and $20 million in the six months ended June 30, 2024 and 2023, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances during the six months ended June 30, 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2024
New Equipment	$295	$—	$(10)	$285
Service	1,293	16	(41)	1,268
Total	$1,588	$16	$(51)	$1,553

Intangible Assets. Intangible assets cost and accumulated amortization were $2,043 million and $1,713 million, respectively, as of June 30, 2024, and $2,072 million and $1,737 million, respectively, as of December 31, 2023.

Amortization of intangible assets for the quarter and six months ended June 30, 2024 was $15 million and $31 million, respectively, compared to $17 million and $34 million for the same periods in 2023. Excluding the impact of acquisitions and currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters and six months ended June 30, 2024 and 2023.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	June 30, 2024	December 31, 2023
Commercial paper	$320	$—
Other borrowings	36	32
Total short-term borrowings	$356	$32

Commercial Paper. As of June 30, 2024, there were $320 million borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowing activity in 2023, refer to Note 9 of the Company's audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Long-term debt.

As of June 30, 2024, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, maturing March 10, 2028. As of June 30, 2024, there were no borrowings under the revolving credit agreement. As of June 30, 2024, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	June 30, 2024	December 31, 2023
2.056% notes due 2025	$1,300	$1,300
0.37% notes due 2026 (¥21.5 billion principal value)	135	150
0.318% notes due 2026 (€600 million principal value)	642	658
2.293% notes due 2027	500	500
5.250% notes due 2028	750	750
2.565% notes due 2030	1,500	1,500
0.934% notes due 2031 (€500 million principal value)	535	548
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	4	4
Total principal long-term debt	6,866	6,910
Other (discounts and debt issuance costs)	(40)	(44)
Total long-term debt	6,826	6,866
Less: current portion	1,300	—
Long-term debt, net of current portion	$5,526	$6,866

We may redeem any series of notes at our option pursuant to certain terms. For additional details regarding the Company's debt activity in 2023, refer to Note 9 of the Company's audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2024 and 2023 reflects the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Debt issuance costs amortization	$2	$2	$4	$4
Total interest expense on external debt	43	34	86	67

The unamortized debt issuance costs as of June 30, 2024 and December 31, 2023 were $37 million and $42 million, respectively.

The weighted average maturity of our long-term debt as of June 30, 2024 is approximately 7.4 years. The weighted average interest expense rate on our borrowings outstanding as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Short-term commercial paper	5.5%	—%
Total long-term debt	2.5%	2.5%

The weighted average interest expense rate on our borrowings during the quarters and six months ended June 30, 2024 and 2023 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Short-term commercial paper	5.5%	4.9%	5.5%	4.9%
Total long-term debt	2.5%	2.0%	2.5%	2.0%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Defined benefit plans	$12	$10	$24	$24
Defined contribution plans	16	15	36	34
Multi-employer pension and postretirement plans	42	41	82	75

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Service cost	$8	$8	$16	$15
Interest cost	7	8	15	16
Expected return on plan assets	(8)	(8)	(16)	(16)
Total net periodic benefit cost	$7	$8	$15	$15

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and six months ended June 30, 2024 and 2023.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of June 30, 2024, approximately 20 million shares remain available for awards under the Plan.

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Stock-based compensation expense (Share Based)	$20	$19	$36	$34
Less: future tax benefit	(2)	(2)	(4)	(4)
Stock-based compensation expense, net of tax	$18	$17	$32	$30

As of June 30, 2024, following our annual grant issuance on February 7, 2024, there was approximately $105 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of June 30, 2024 and December 31, 2023.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of June 30, 2024 and December 31, 2023, 438.2 million and 437.0 million shares of Common Stock were issued, respectively, which includes 36.9 million and 30.4 million shares of treasury stock, respectively.

Treasury Stock. As of June 30, 2024, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which approximately $600 million was remaining at such time.

During the quarter and six months ended June 30, 2024, the Company repurchased 3.2 million and 6.5 million shares, respectively, for $300 million and $600 million, respectively, compared to the 2.1 million and 4.2 million shares, respectively, in the same periods of 2023 for $175 million and $350 million, respectively. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters and six months ended June 30, 2024 and 2023 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2024
Balance as of March 31, 2024	$(691)	$(69)	$4	$(756)
Other comprehensive income (loss) before reclassifications, net	5	—	(14)	(9)
Amounts reclassified, pre-tax	—	—	14	14
Tax benefit reclassified	—	—	—	—
Balance as of June 30, 2024	$(686)	$(69)	$4	$(751)

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$(673)	$(78)	$1	$(750)
Other comprehensive income (loss) before reclassifications, net	(13)	9	(12)	(16)
Amounts reclassified, pre-tax	—	—	15	15
Tax benefit reclassified	—	—	—	—
Balance as of June 30, 2024	$(686)	$(69)	$4	$(751)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2023
Balance as of March 31, 2023	$(624)	$(8)	$6	$(626)
Other comprehensive income (loss) before reclassifications, net	(58)	—	(12)	(70)
Amounts reclassified, pre-tax	1	—	8	9
Tax benefit reclassified	—	—	(2)	(2)
Balance as of June 30, 2023	$(681)	$(8)	$—	$(689)

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)
Other comprehensive income (loss) before reclassifications, net	(95)	—	(8)	(103)
Amounts reclassified, pre-tax	1	—	7	8
Tax benefit reclassified	—	—	(2)	(2)
Balance as of June 30, 2023	$(681)	$(8)	$—	$(689)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The decrease in the effective tax rate for the quarter and six months ended June 30, 2024, is primarily due to the reduction in a deferred tax liability related to the mitigation of future repatriation costs and the release of a non-U.S. tax reserve recorded in the quarter ended June 30, 2024.

Otis conducts business globally and, as a result, Otis or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the ordinary course of business, Otis could be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Austria, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Portugal, South Korea, Spain, Switzerland, the United Kingdom, and the United States. With a few exceptions, Otis is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2015.

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $10 million increase to a $320 million decrease and associated interest could change within the range of a $10 million increase to a $125 million decrease.

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

During the quarters and six months ended June 30, 2024 and 2023, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions beginning in 2023, as follows:

	Quarter Ended June 30, 2024			Quarter Ended June 30, 2023
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$2	$4	$6	$—	$—	$—
Selling, general and administrative	4	1	5	—	10	10
Total	$6	$5	$11	$—	$10	$10

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$2	$9	$11	$—	$2	$2
Selling, general and administrative	5	15	20	—	13	13
Total	$7	$24	$31	$—	$15	$15

Restructuring costs incurred and expected, unless otherwise indicated, are approximately 30% New Equipment and 70% Service. Although this reflects the segments to which the restructuring costs relate, refer to Note 17 for more information about our measure of segment performance (segment operating profit), which no longer includes restructuring costs, among other items, beginning in the first quarter of 2024.

UpLift Restructuring Actions and Transformation Costs. During the third quarter of 2023, we announced UpLift to transform our operating model. UpLift includes, among other aspects, the standardization of our processes and improvement of our supply chain procurement, as well as restructuring actions.

UpLift restructuring actions of up to $55 million were approved in 2023, which are primarily severance related costs. We expect these actions to be substantially completed and cash to be paid by the end of 2024, with certain payments to be completed in 2025. Expected total costs and remaining costs to incur for the approved actions identified to-date are approximately $55 million and $23 million, respectively.

In the quarter and six months ended June 30, 2024, we incurred $15 million and $27 million, respectively, of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), including consulting and personnel costs, which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Other Restructuring Actions. The other restructuring expenses incurred during the quarter and six months ended June 30, 2024 and 2023, were primarily the result of restructuring programs initiated during 2024 and 2023. We are targeting to complete by the end of 2024 the majority of remaining other restructuring actions initiated in the quarter and six months ended June 30, 2024 and the full year 2023, with certain utilization beyond 2024 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $82 million and $22 million, respectively.

Restructuring Accruals. The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs and most will require cash payment:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2023	$13	$35	$48
Net restructuring costs	7	24	31
Utilization, foreign exchange and other costs	(14)	(28)	(42)
Restructuring accruals as of June 30, 2024	$6	$31	$37

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $5.1 billion and $4.6 billion as of June 30, 2024 and December 31, 2023, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $17 million and $21 million as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of June 30, 2024 and December 31, 2023:

(dollars in millions)	Balance Sheet Classification	June 30, 2024	December 31, 2023
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$4	$2
Commodity contracts	Other current assets	—	1
Foreign exchange contracts	Other assets	3	2
	Total asset derivatives	$7	$5

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(3)	$(4)
Foreign exchange contracts	Other long-term liabilities	(1)	(1)
	Total liability derivatives	$(4)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$32	$20
Foreign exchange contracts	Other assets	2	4
	Total asset derivatives	$34	$24

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(19)	$(34)
Foreign exchange contracts	Other long-term liabilities	(3)	(7)
	Total liability derivatives	$(22)	$(41)

Derivatives designated as Cash flow hedging instruments. The amounts of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) were immaterial for the quarters and six months ended June 30, 2024 and 2023, respectively.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of June 30, 2024 and December 31, 2023 are presented in the table below:

(dollars in millions)	June 30, 2024	December 31, 2023
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$4	$1

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax gain of less than $1 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of June 30, 2024 will mature by December 2028.

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

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Foreign currency denominated long-term debt	$8	$12	$15	$13
Foreign currency forward contracts	(2)	—	(2)	1
Total	$6	$12	$13	$14

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Foreign exchange contracts	$3	$9	$2	$12

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were losses of $2 million in the quarter and six months ended June 30, 2024 compared to losses of $10 million and $8 million in the same periods of 2023, respectively.

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

As of June 30, 2024, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$30	$30	$—	$—
Derivative assets	41	—	41	—
Derivative liabilities	(26)	—	(26)	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$28	$28	$—	$—
Derivative assets	29	—	29	—
Derivative liabilities	(46)	—	(46)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$44	$43	$55	$54
Customer financing notes receivable, net	24	21	26	23
Short-term borrowings	(356)	(356)	(32)	(32)
Long-term debt, including current portion (excluding leases and other)	(6,862)	(6,051)	(6,906)	(6,224)
Long-term liabilities, including current portion	(132)	(121)	(197)	(185)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$43	$—	$43	$—
Customer financing notes receivable, net	21	—	21	—
Short-term borrowings	(356)	—	(356)	—
Long-term debt, including current portion (excluding leases and other)	(6,051)	—	(6,051)	—
Long-term liabilities, including current portion	(121)	—	(121)	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$54	$—	$54	$—
Customer financing notes receivable, net	23	—	23	—
Short-term borrowings	(32)	—	(32)	—
Long-term debt, including current portion (excluding leases and other)	(6,224)	—	(6,224)	—
Long-term liabilities, including current portion	(185)	—	(185)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amount of service and product guarantees were $11 million and $12 million as of June 30, 2024 and December 31, 2023, respectively.

The Company provides certain financial guarantees to third parties. As of June 30, 2024, Otis has stand-by letters of credit with maximum potential payment totaling $139 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of June 30, 2024, Otis has determined there are no estimated costs probable under these guarantees.

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

Legal Proceedings.

German Tax Litigation

We have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $231 million as of June 30, 2024) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $127 million as of June 30, 2024).

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

Pursuant to the Tax Matters Agreement ("TMA") with our former parent, UTC, the Company retains the liability associated with the remaining interest, and has recorded an interest accrual of €45 million (approximately $48 million as of June 30, 2024), net of payments and other deductions, included within Accrued liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2024. If the Company prevails in this matter, any recoveries would be allocated between RTX and the Company pursuant to the terms of the TMA.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended June 30, 2024 and December 31, 2023.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $22 million as of June 30, 2024, and approximately $20 million to $43 million as of December 31, 2023. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amounts of $11 million and $20 million as of June 30, 2024 and December 31, 2023, respectively, which are principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $3 million and $5 million as of June 30, 2024 and December 31, 2023, respectively, which are principally included in Other assets on our Condensed Consolidated Balance Sheets.

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

Refer to Note 17 for information about litigation-related settlement costs recognized in the quarter ended June 30, 2024 for certain legal matters that are outside of the ordinary course of business.

Note 17: Segment Financial Data

Our operations are classified into two operating segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators as well as escalators and moving walkways in the residential and commercial building and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators. The operating segments are generally based on the management structure of the Company, how management allocates resources, assesses performance and makes strategic and operational decisions.

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

Segment information for the quarters and six months ended June 30, 2024 and 2023 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023

Net Sales
New Equipment	$1,421	$1,604	$2,701	$2,911
Service	2,180	2,116	4,337	4,155
Total	$3,601	$3,720	$7,038	$7,066

Operating Performance
New Equipment operating profit	$110	$119	$181	$188
Service operating profit	538	499	1,061	978
Total segment operating profit	648	618	1,242	1,166
Corporate and Unallocated
General corporate expenses and other	(35)	(28)	(68)	(58)
UpLift restructuring	(6)	—	(7)	—
Other restructuring	(5)	(10)	(24)	(15)
UpLift transformation costs	(15)	—	(27)	—
Separation-related adjustments	1	—	16	—
Litigation-related settlement costs	(18)	—	(18)	—
Total company operating profit	570	580	1,114	1,093
Non-service pension cost (benefit)	(1)	1	(1)	1
Interest expense (income), net	27	37	71	70
Net income before income taxes	$544	$542	$1,044	$1,022

Corporate and Unallocated includes adjustments related to the separation of Otis from RTX Corporation (previously United Technologies Corporation, "RTX") (the "Separation") and Litigation-related settlement costs. Separation-related adjustments represent the reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA and receipts from RTX in accordance with the TMA. These benefits are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarter and six months ended June 30, 2024. Litigation-related settlement costs in the quarter and six months ended June 30, 2024 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and unique facts of these matters. These costs are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarter and six months ended June 30, 2024.

Refer to Note 12 for more information about restructuring and UpLift transformation costs.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and six months ended June 30, 2024 and 2023.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
United States Operations	$1,065	$1,035	$2,129	$2,011
International Operations
China	542	735	967	1,236
Other	1,994	1,950	3,942	3,819
Total	$3,601	$3,720	$7,038	$7,066

Disaggregated Sales by Type. Segment Net sales disaggregated by product and service type for the quarters and six months ended June 30, 2024 and 2023 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
New Equipment	$1,421	$1,604	$2,701	$2,911

Maintenance and Repair	1,770	1,722	3,539	3,401
Modernization	410	394	798	754
Total Service	2,180	2,116	4,337	4,155
Total	$3,601	$3,720	$7,038	$7,066

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and six months ended June 30, 2024 and 2023.

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

Other new accounting pronouncements issued but not effective until after June 30, 2024 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and six months ended June 30, 2024 and 2023, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 25, 2024, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of June 30, 2024, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and six-month periods ended June 30, 2024 and 2023 and of cash flows for the six-month periods ended June 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 25, 2024

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

For discussion of Otis’ ESG goals and risks associated therewith, see the discussion under “Environmental, Social and Governance (“ESG”)” in Item 1 and under Item 1A. "Risk Factors" in our 2023 Form 10-K.

UpLift

Announced in July 2023, UpLift is a program with the goal of transforming our operating model. UpLift will include the standardization of our processes and improvement of our supply chain procurement, among other aspects of the program, as well as restructuring actions. We expect UpLift to generate approximately $175 million in annual savings by mid-year 2025, with restructuring and other incremental costs to complete the transformation ("UpLift transformation costs") over that period of approximately the same amount.

UpLift costs incurred in the quarters and six months ended June 30, 2024 and 2023 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
UpLift restructuring cost	$6	$—	$7	$—
UpLift transformation cost	15	—	27	—
Total UpLift costs	$21	$—	$34	$—

Total UpLift costs incurred to date are $75 million, including $32 million of restructuring costs and $43 million of transformation costs.

UpLift restructuring costs are primarily severance costs, and are recorded primarily in Selling, general and administrative in the Condensed Consolidated Statements of Operations. UpLift transformation costs are primarily consulting and incremental personnel costs, and are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

For further details, refer to the discussion on restructuring costs in the "Results of Operations," as well as Note 12 to the Condensed Consolidated Financial Statements.

Impact of Global Macroeconomic Developments on Our Company

Global macroeconomic developments have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters and six months ended June 30, 2024 and 2023. These macroeconomic developments include, among others, inflationary pressures, higher interest rates and tighter credit conditions. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2024, as a result of the following, among other things:

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our revenue and operating profit for the six months ended June 30, 2024 and year ended December 31, 2023.

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Net sales	$3,601	$3,720	$7,038	$7,066
Percentage change year-over-year	(3.2)%		(0.4)%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and six months ended June 30, 2024 are as follows:

Components of Net sales change:	Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Organic volume	(1.2)%	1.2%
Foreign currency translation	(2.1)%	(1.7)%
Acquisitions and divestitures, net	0.1%	0.1%
Total % change	(3.2)%	(0.4)%

The Organic volume decrease of (1.2)% for the quarter ended June 30, 2024 was driven by a decrease of (9.4)% in New Equipment, partially offset by an increase of 5.1% in Service. The Organic volume increase of 1.2% for the six months ended June 30, 2024 was driven by an increase of 5.8% in Service, partially offset by a decrease of (5.4)% in New Equipment.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Total cost of products and services sold	$2,522	$2,637	$4,931	$4,987
Percentage change year-over-year	(4.4)%		(1.1)%

The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2024 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Organic volume	(2.5)%	0.4%
Foreign currency translation	(2.2)%	(1.8)%
Acquisitions and divestitures, net and other	0.3%	0.3%
Total % change	(4.4)%	(1.1)%

The organic decrease in total cost of products and services sold for the quarter and six months ended June 30, 2024 was primarily driven by the organic sales changes noted above. Productivity and lower commodity prices, primarily steel were partially offset by inflationary pressures, including annual wage increases.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Gross margin	$1,079	$1,083	$2,107	$2,079
Gross margin percentage	30.0%	29.1%	29.9%	29.4%

Gross margin percentage increased 90 and 50 basis points for the quarter and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, due to Service sales growing faster than New Equipment sales, the benefits from productivity and lower commodity prices, partially offset by the inflationary pressures described above.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Research and development	$39	$36	$75	$71
Percentage of Net sales	1.1%	1.0%	1.1%	1.0%

Research and development was relatively flat for the quarter and six months ended June 30, 2024, when compared to the same periods in 2023.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Selling, general and administrative	$449	$479	$911	$934
Percentage of Net sales	12.5%	12.9%	12.9%	13.2%

Selling, general and administrative expenses decreased $(30) million and $(23) million for the quarter and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven by savings resulting from UpLift, cost containment actions, favorable foreign exchange impacts, and lower credit loss reserves. Selling, general and administrative expenses was also impacted by lower restructuring costs for the quarter and higher restructuring costs for the six months ended June 30, 2024, when compared to the same periods in 2023.

Selling, general and administrative expenses as a percentage of Net sales decreased (40) basis points and (30) basis points for the quarter and six months ended June 30, 2024, respectively, when compared to the same periods in 2023.

Restructuring Costs

	Six Months Ended June 30,
(dollars in millions)	2024	2023
UpLift restructuring	$7	$—
Other restructuring	24	15
Total restructuring costs	$31	$15

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

There were $7 million of UpLift restructuring costs for the six months ended June 30, 2024. We also incurred $27 million of UpLift transformation costs in the six months ended June 30, 2024, primarily consulting and incremental personnel costs, which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Other restructuring costs were $24 million for the six months ended June 30, 2024 and included $12 million of costs related to 2024 actions and $12 million of costs related to 2023 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the six months ended June 30, 2024, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the six months ended June 30, 2024	$14	$19	$33
Expected cash payments remaining to complete actions announced	29	53	82

The approved UpLift restructuring actions are expected to generate approximately $58 million in annual recurring savings by 2025, primarily in Selling, general and administrative expenses, and of which approximately $16 million was realized during the six months ended June 30, 2024.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $12 million for the 2024 actions and $43 million for the 2023 actions, split evenly in Cost of Products and Services Sold and in Selling, general and administrative expenses. Approximately $20 million of savings was realized for the 2024 and 2023 actions during the six months ended June 30, 2024.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Other income (expense), net	$(21)	$12	$(7)	$19

The changes in Other income (expense), net, of $(33) million and $(26) million for the quarter and six months ended June 30, 2024, respectively, compared to the same periods in 2023, were primarily driven by UpLift transformation costs of $15 million and $27 million, respectively, $18 million of non-recurring litigation-related settlement costs and foreign currency mark-to-market adjustments. The six months ended June 30, 2024 was also impacted by other reserve adjustments and the reduction of our indemnity payable to RTX that resulted from the TMA, when compared to the same period in 2023.

Interest Expense (Income), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Interest expense (income), net	$27	$37	$71	$70

Interest expense (income), net decrease of $(10) million and increase of $1 million for the quarter and six months ended June 30, 2024, respectively, compared to the same periods in 2023, were primarily driven by interest reserve adjustments related to non-recurring tax items, offset by higher interest expense related to the $750 million unsecured, unsubordinated debt issued in August 2023.

The average interest rate on our long-term debt for the quarters and six months ended June 30, 2024 and 2023, was 2.5% and 2.0%, respectively. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate	17.3%	24.9%	21.1%	25.7%

The decrease in the effective tax rate for the quarter and six months ended June 30, 2024, is primarily due to the reduction in a deferred tax liability related to the mitigation of future repatriation costs and the release of a non-U.S. tax reserve recorded in the quarter ended June 30, 2024.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Noncontrolling interest in subsidiaries' earnings	$35	$31	$56	$52
Net income attributable to Otis Worldwide Corporation	$415	$376	$768	$707

Noncontrolling interest in subsidiaries' earnings were relatively flat for the quarter and six months ended June 30, 2024, compared to the same periods in 2023. Ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year. For a discussion of our acquisition of the noncontrolling shares of our subsidiary in Japan during the second quarter of 2024, see Note 1 to the Condensed Consolidated Financial Statements.

Net income attributable to Otis Worldwide Corporation increased for the quarter ended June 30, 2024, compared to the same period in 2023, due to a lower effective tax rate and lower interest expense, partially offset by lower operating profit (including the impact of foreign exchange rates).

Net income attributable to Otis Worldwide Corporation increased for the six months ended June 30, 2024, compared to the same period in 2023, due to higher operating profit (including the impact of foreign exchange rates) and lower effective tax rate.

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

Summary performance for our operating segments, reconciled to total operating profit, for the quarters ended June 30, 2024 and 2023 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2024	2023	2024	2023	2024	2023
New Equipment	$1,421	$1,604	$110	$119	7.7%	7.4%
Service	2,180	2,116	538	499	24.7%	23.6%
Total segment	$3,601	$3,720	648	618	18.0%	16.6%
Corporate and Unallocated
General corporate expenses and other			(35)	(28)
UpLift restructuring			(6)	—
Other restructuring			(5)	(10)
UpLift transformation costs			(15)	—
Separation-related adjustments			1	—
Litigation-related settlement costs			(18)	—
Consolidated Operating Profit			$570	$580	15.8%	15.6%

Summary performance for our operating segments, reconciled to total operating profit, for the six months ended June 30, 2024 and 2023 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2024	2023	2024	2023	2024	2023
New Equipment	$2,701	$2,911	$181	$188	6.7%	6.5%
Service	4,337	4,155	1,061	978	24.5%	23.5%
Total segment	$7,038	$7,066	$1,242	$1,166	17.6%	16.5%
Corporate and Unallocated
General corporate expenses and other			(68)	(58)
UpLift restructuring			(7)	—
Other restructuring			(24)	(15)
UpLift transformation costs			(27)	—
Separation-related adjustments			16	—
Litigation-related settlement costs			(18)	—
Consolidated Operating Profit			$1,114	$1,093	15.8%	15.5%

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

Summary performance for New Equipment for the quarters and six months ended June 30, 2024 and 2023 was as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$1,421	$1,604	$(183)	(11.4)%	$2,701	$2,911	$(210)	(7.2)%
Cost of sales	1,164	1,328	(164)	(12.3)%	2,229	2,425	(196)	(8.1)%
	257	276	(19)	(6.9)%	472	486	(14)	(2.9)%
Operating expenses	147	157	(10)	(6.4)%	291	298	(7)	(2.3)%
Operating profit	$110	$119	$(9)	(7.6)%	$181	$188	$(7)	(3.7)%
Operating profit margin	7.7%	7.4%			6.7%	6.5%

Summary analysis of the Net sales change for New Equipment for the quarter and six months ended June 30, 2024 compared with the quarter and six months ended June 30, 2023 was as follows:

Components of Net sales change:	Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Organic volume	(9.4)%	(5.4)%
Foreign currency translation	(2.1)%	(1.8)%
Acquisitions and divestitures, net and other	0.1%	—%
Total % change	(11.4)%	(7.2)%

Quarter Ended June 30, 2024

Net sales

The organic sales decrease of (9.4)% was primarily driven by a double digit decline in China and low single-digit decline in EMEA, partially offset by approximately 10% organic sales growth in Asia Pacific and low single-digit organic sales growth in Americas.

Operating profit

New Equipment operating profit decreased $(9) million including foreign exchange headwinds of $(3) million. The impacts of lower volume and unfavorable regional mix were partially offset by productivity and commodity tailwinds. Operating margin increased 30 basis points.

Six Months Ended June 30, 2024

Net sales

The organic sales decrease of (5.4)% was driven by a double digit decline in China, partially offset by high single-digit organic sales growth in Americas and mid single-digit organic sales growth in Asia Pacific.

Operating profit

New Equipment operating profit decreased $(7) million including foreign exchange headwinds of $(7) million. Favorable price, productivity and commodity tailwinds were offset by the impacts of lower volume and unfavorable regional mix. Operating margin increased 20 basis points.

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

Summary performance for Service for the quarters and six months ended June 30, 2024 and 2023 was as follows:

	Quarter Ended March 31,				Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$2,180	$2,116	$64	3.0%	$4,337	$4,155	$182	4.4%
Cost of sales	1,352	1,309	43	3.3%	2,691	2,560	131	5.1%
	828	807	21	2.6%	1,646	1,595	51	3.2%
Operating expenses	290	308	(18)	(5.8)%	585	617	(32)	(5.2)%
Operating profit	$538	$499	$39	7.8%	$1,061	$978	$83	8.5%
Operating profit margin	24.7%	23.6%			24.5%	23.5%

Summary analysis of Service Net sales change for the quarter and six months ended June 30, 2024 compared with the quarter and six months ended June 30, 2023 was as follows:

Components of Net sales change:	Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Organic volume	5.1%	5.8%
Foreign currency translation	(2.3)%	(1.6)%
Acquisitions and divestitures, net	0.2%	0.2%
Total % change	3.0%	4.4%

Quarter Ended June 30, 2024

Net sales

The organic sales increase of 5.1% is due to organic sales increases in maintenance and repair of 4.9% and in modernization of 5.8%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	4.9%	5.8%
Foreign currency translation	(2.2)%	(2.5)%
Acquisitions and divestitures, net	0.2%	0.3%
Total % change	2.9%	3.6%

Operating profit

Service operating profit increased $39 million including foreign exchange headwinds of ($12) million. Higher volume, improved pricing on maintenance contracts and productivity were partially offset by inflationary pressures, including annual wage increases. Operating margin increased 110 basis points.

Six Months Ended June 30, 2024

Net sales

The organic sales increase of 5.8% is due to organic sales increases in maintenance and repair of 5.4% and in modernization of 7.7%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	5.4%	7.7%
Foreign currency translation	(1.5)%	(2.1)%
Acquisitions and divestitures, net	0.2%	0.1%
Total % change	4.1%	5.7%

Operating profit

Service operating profit increased $83 million including foreign exchange headwinds of ($15) million. Higher volume, improved pricing on maintenance contracts and productivity were partially offset by inflationary pressures, including annual wage increases. Operating margin increased 100 basis points.

Corporate and Unallocated

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
General corporate expenses and other	$(35)	$(28)	$(68)	$(58)
UpLift restructuring	(6)	—	(7)	—
Other restructuring	(5)	(10)	(24)	(15)
UpLift transformation costs	(15)	—	(27)	—
Separation-related adjustments	1	—	16	—
Litigation-related settlement costs	(18)	—	(18)	—
Total Corporate and Unallocated	$(78)	$(38)	$(128)	$(73)

General corporate expenses and other for the quarter and six months ended June 30, 2024 increased $7 million and $10 million, respectively, compared to the same quarters in 2023, primarily due to the impact of foreign currency mark-to-market adjustments. UpLift and costs related to the program began in the third quarter of 2023. Additionally, other restructuring costs and litigation-related settlement costs were partially offset by the reduction of our indemnity payable to RTX that resulted from the TMA.

For additional discussion of the litigation-related settlement costs, see Note 17 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to capital markets.

As of June 30, 2024, we had cash and cash equivalents of $942 million, of which approximately 96% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of June 30, 2024 and December 31, 2023, the amount of such restricted cash was approximately $9 million and $6 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of June 30, 2024 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$942	$1,274
Total debt	7,182	6,898
Net debt (total debt less cash and cash equivalents)	6,240	5,624
Total equity	(4,934)	(4,855)
Total capitalization (total debt plus total equity)	2,248	2,043
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,306	769

Total debt to total capitalization	319%	338%
Net debt to net capitalization	478%	731%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

As of June 30, 2024, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of June 30, 2024, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

There was $320 million of commercial paper outstanding as of June 30, 2024. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Share Repurchase Program

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $600 million was remaining as of June 30, 2024. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$479	$724
Investing activities	(97)	(91)
Financing activities	(679)	(585)
Effect of foreign exchange rate changes on cash and cash equivalents	(32)	(16)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(329)	$32

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year decrease in net cash provided by operating activities was primarily driven by working capital balances during the periods, including a decrease in Accounts payable in the six months ended June 30, 2024 compared to an increase the same period in 2023 due to the timing of payments to suppliers, as well as the timing of income tax payments and the related income tax expense in the six months ended June 30, 2024 compared to the same period in 2023. Additionally, Separation-related and UpLift-related net payments were approximately $49 million and $35 million, respectively, in the six months ended June 30, 2024, compared to Separation-related payments of approximately $25 million in the same period in 2023.

During the six months ended June 30, 2024, net cash provided by operating activities was $479 million. The primary drivers of the inflow related to $824 million of net income and changes in Contract assets and liabilities, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by an increase in Accounts receivable, net, due to the timing of billings and collections, a decrease in Accrued liabilities and an increase in Other current assets due to the timing of payments, including employee-related benefits, income taxes and supplier payments.

During the six months ended June 30, 2023, net cash provided by operating activities was $724 million. The primary drivers of the inflow related to $759 million of net income and changes in Contract assets and liabilities, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by an increase in Accounts receivable, net, due to the timing of billings.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts.

During the six months ended June 30, 2024, net cash used in investing activities was $97 million. The primary drivers of the outflow related to $55 million of capital expenditures, $40 million of acquisitions of businesses and intangible assets and $4 million of net cash payments from the settlement of derivative instruments.

During the six months ended June 30, 2023, net cash used in investing activities was $91 million. The primary drivers of the outflow were $62 million of capital expenditures, $20 million of acquisitions of businesses and intangible assets and $13 million of net cash payments from the settlement of derivative instruments.

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

During the six months ended June 30, 2024, net cash used in financing activities was $679 million. The primary drivers of the outflow were the repurchases of our Common Stock of $600 million, dividends paid on our Common Stock of $295 million and acquisitions of noncontrolling interest shares of $75 million, including approximately $70 million for our subsidiary in Japan. These were partially offset by short term borrowings of $323 million.

During the six months ended June 30, 2023, net cash used in financing activities was $585 million. The primary drivers of the outflow were repurchases of our Common Stock of $350 million and dividends paid on our Common Stock of $261 million. These were partially offset by short term borrowings of $57 million.

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

The following tables set forth the summarized financial information as of and for the six months ended June 30, 2024 and as of December 31, 2023 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Six Months Ended June 30, 2024
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	7
Income from consolidated subsidiaries	48
Income (loss) from operations excluding income from consolidated subsidiaries	8
Net income (loss) excluding income from consolidated subsidiaries	(58)

(dollars in millions)	June 30, 2024	December 31, 2023
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	89	63
Noncurrent assets (investments in consolidated subsidiaries)	1,236	1,236
Noncurrent assets (excluding investments in consolidated subsidiaries)	36	43
Current liabilities (intercompany payables to non-guarantor subsidiaries)	4,406	3,753
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,754	119
Noncurrent liabilities	4,496	5,880

(dollars in millions)	Six Months Ended June 30, 2024
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	365
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(126)

(dollars in millions)	June 30, 2024	December 31, 2023
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$31	$75
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	473	518
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	4	1
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,501	3,467
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,172	1,199

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of June 30, 2024, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and six months ended June 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “medium-term,” “near-term,” “confident,” “goals” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, restructuring actions (including UpLift), credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Otis and its businesses operate and any changes therein, including financial market conditions, fluctuations in commodity prices, and other inflationary pressures, interest rates and foreign currency exchange rates, levels of end market demand in construction, pandemic health issues, natural disasters, whether as a result of climate change or otherwise, and the financial condition of Otis’ customers and suppliers;
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, "Contingent Liabilities to the Condensed Consolidated Financial Statements" for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our Form 10-Q for the quarter ended March 31, 2024 and Item 3 "Legal Proceedings" in our 2023 Form 10-K.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2024	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	568	$93.80	568	$847
May 1 - May 31	2,339	95.10	2,339	$624
June 1 - June 30	250	99.05	250	$600
Total	3,157	$95.05	3,157

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On December 1, 2022, our Board of Directors ("the Board") approved a share repurchase program for up to $2.0 billion of Common Stock. As of June 30, 2024, the maximum dollar value of shares that may yet be purchased under this current program was approximately $600 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

On July 23, 2024 (the “Grant Date”), the independent members of the Board of the Company, upon the recommendation of the Compensation Committee of the Board, granted a one-time equity-based award (the “Award”) to Judith F. Marks, the Company’s Chair, Chief Executive Officer and President, under the Company’s 2020 Long-Term Incentive Plan, as amended and restated as of January 1, 2024. Ms. Marks was awarded 154,036 performance stock units ("PSUs") and 102,691 restricted stock units (“RSUs”).

The Award was made to help ensure leadership continuity through the on-going transformation of the Company’s internal operating model, motivate a high performing CEO under whose leadership significant value has been created for shareholders in a competitive market for CEO talent and support the Company’s leadership succession planning. The Compensation Committee received advice from its independent compensation consultant on the amount of the Award, its vesting conditions, and its other features.

The vesting provisions of the PSUs are identical to those granted by the Company to Ms. Marks and other Company executives in February 2024, except that the vesting is also contingent on Ms. Marks remaining employed by the Company until the third anniversary of the Grant Date except in the case of her death, disability or qualifying termination of employment following a change in control of Otis. The PSUs are eligible to vest based on the Company’s cumulative adjusted earnings per share and average annual organic sales growth, in both cases measured over the 2024-2026 performance period and the number of shares payable upon vesting can be adjusted upward or downward by up to 20 percent depending on the Company’s relative total shareholder return measured against the companies in the S&P 500 Industrials Index over the three-year performance period.

The RSUs will cliff vest on the third anniversary of the Grant Date if Ms. Marks is then employed by the Company but will vest earlier in the case of her death, disability or qualifying termination of employment following a change in control of Otis. The after-tax shares received by Ms. Marks upon vesting of both the RSUs and the PSUs may not be sold for one-year following vesting except in the case of her death, disability or a change in control of Otis.

The preceding description of the Award is only a summary and is qualified in its entirety by the Schedule of Term for the PSUs and RSUs, copies of which are filed as Exhibits 10.1and 10.2 hereto, respectively, and are incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Schedule of Terms (July 2024) for Performance Share Unit Award (CEO one-time supplemental) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, as amended and restated as of January 1, 2024.*

10.2
Schedule of Terms (July 2024) for Restricted Stock Unit Award (CEO one-time supplemental) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, as amended and restated as of January 1, 2024.*

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and six months ended June 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	July 25, 2024	by:	/s/ ANURAG MAHESHWARI
Anurag Maheshwari
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 25, 2024	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)