Form 10-Q
period 2024-09-30
Otis Worldwide Corp
filed 2024-10-31
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 15, 2024 there were 399,460,524 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2024	2023
Net sales:
Product sales	$1,309	$1,435
Service sales	2,239	2,088
	3,548	3,523
Costs and expenses:
Cost of products sold	1,089	1,195
Cost of services sold	1,381	1,282
Research and development	40	36
Selling, general and administrative	455	452
	2,965	2,965
Other income (expense), net	(220)	13
Operating profit	363	571
Non-service pension cost (benefit)	1	—
Interest expense (income), net	(150)	39
Net income before income taxes	512	532
Income tax expense (benefit)	(45)	137
Net income	557	395
Less: Noncontrolling interest in subsidiaries' earnings	17	19
Net income attributable to Otis Worldwide Corporation	$540	$376

Earnings per share (Note 2):
Basic	$1.35	$0.92
Diluted	$1.34	$0.91

Weighted average number of shares outstanding:
Basic shares	400.2	410.8
Diluted shares	402.7	413.7

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2024	2023
Net sales:
Product sales	$4,010	$4,346
Service sales	6,576	6,243
	10,586	10,589
Costs and expenses:
Cost of products sold	3,324	3,621
Cost of services sold	4,077	3,843
Research and development	115	107
Selling, general and administrative	1,366	1,386
	8,882	8,957
Other income (expense), net	(227)	32
Operating profit	1,477	1,664
Non-service pension cost (benefit)	—	1
Interest expense (income), net	(79)	109
Net income before income taxes	1,556	1,554
Income tax expense (benefit)	175	400
Net income	1,381	1,154
Less: Noncontrolling interest in subsidiaries' earnings	73	71
Net income attributable to Otis Worldwide Corporation	$1,308	$1,083

Earnings per share (Note 2):
Basic	$3.25	$2.62
Diluted	$3.23	$2.60

Weighted average number of shares outstanding:
Basic shares	402.7	412.6
Diluted shares	405.4	415.8

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Net income	$557	$395	$1,381	$1,154
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40)	33	(65)	(71)
Pension and postretirement benefit plan adjustments	—	—	9	—
Change in unrealized cash flow hedging	(6)	2	(3)	(1)
Other comprehensive income (loss), net of tax	(46)	35	(59)	(72)
Comprehensive income (loss), net of tax	511	430	1,322	1,082
Less: Comprehensive (income) loss attributable to noncontrolling interest	(24)	(13)	(68)	(55)
Comprehensive income attributable to Otis Worldwide Corporation	$487	$417	$1,254	$1,027

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$827	$1,274
Accounts receivable (net of allowance for expected credit losses of $132 and $130)	3,604	3,538
Contract assets	776	717
Inventories	625	612
Other current assets	663	259
Total Current Assets	6,495	6,400
Future income tax benefits	315	323
Fixed assets (net of accumulated depreciation of $1,265 and $1,232)	721	727
Operating lease right-of-use assets	409	416
Intangible assets, net	330	335
Goodwill	1,630	1,588
Other assets	361	328
Total Assets	$10,261	$10,117
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$1,667	$32
Accounts payable	1,779	1,878
Accrued liabilities	1,864	1,873
Contract liabilities	2,787	2,696
Total Current Liabilities	8,097	6,479
Long-term debt	5,596	6,866
Future pension and postretirement benefit obligations	462	462
Operating lease liabilities	286	292
Future income tax obligations	215	245
Other long-term liabilities	385	493
Total Liabilities	15,041	14,837
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	55	135
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	245	213
Treasury Stock	(3,189)	(2,382)
Accumulated deficit	(1,153)	(2,005)
Accumulated other comprehensive income (loss)	(804)	(750)
Total Shareholders' Equity (Deficit)	(4,901)	(4,924)
Noncontrolling interest	66	69
Total Equity (Deficit)	(4,835)	(4,855)
Total Liabilities and Equity (Deficit)	$10,261	$10,117

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest

Quarter Ended September 30, 2024
Balance as of June 30, 2024	$230	$(2,987)	$(1,538)	$(751)	$(5,046)	$112	$(4,934)	$52
Net income	—	—	540	—	540	17	557	—
Other comprehensive income (loss), net of tax	—	—	—	(53)	(53)	4	(49)	3
Stock-based compensation and Common Stock issued under employee plans	15	—	(1)	—	14	—	14	—
Cash dividends declared ($0.39 per common share)	—	—	(155)	—	(155)	—	(155)	—
Repurchase of Common Shares	—	(202)	—	—	(202)	—	(202)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(67)	(67)	—
Acquisitions, disposals and other changes	—	—	1	—	1	—	1	—
Balance as of September 30, 2024	$245	$(3,189)	$(1,153)	$(804)	$(4,901)	$66	$(4,835)	$55

Quarter Ended September 30, 2023
Balance as of June 30, 2023	$183	$(1,927)	$(2,419)	$(689)	$(4,852)	$101	$(4,751)	$126
Net income	—	—	376	—	376	17	393	2
Other comprehensive income (loss), net of tax	—	—	—	41	41	(2)	39	(4)
Stock-based compensation and Common Stock issued under employee plans	15	—	—	—	15	—	15	—
Cash dividends declared ($0.34 per common share)	—	—	(139)	—	(139)	—	(139)	—
Repurchase of Common Shares	—	(228)	—	—	(228)	—	(228)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(61)	(61)	—
Acquisitions, disposals and other changes	—	—	(1)	—	(1)	—	(1)	(1)
Balance as of September 30, 2023	$198	$(2,155)	$(2,183)	$(648)	$(4,788)	$55	$(4,733)	$123

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$213	$(2,382)	$(2,005)	$(750)	$(4,924)	$69	$(4,855)	$135
Net income	—	—	1,308	—	1,308	68	1,376	5
Other comprehensive income (loss), net of tax	—	—	—	(54)	(54)	1	(53)	(6)
Stock-based compensation and Common Stock issued under employee plans	33	—	(3)	—	30	—	30	—
Cash dividends declared ($1.12 per common share)	—	—	(450)	—	(450)	—	(450)	—
Repurchase of Common Shares	—	(807)	—	—	(807)	—	(807)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(71)	(71)	(9)
Acquisitions, disposals and other changes	(1)	—	(3)	—	(4)	(1)	(5)	(70)
Balance as of September 30, 2024	$245	$(3,189)	$(1,153)	$(804)	$(4,901)	$66	$(4,835)	$55

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$(592)	$(4,870)	$71	$(4,799)	$135
Net income	—	—	1,083	—	1,083	64	1,147	7
Other comprehensive income (loss), net of tax	—	—	—	(56)	(56)	(7)	(63)	(9)
Stock-based compensation and Common Stock issued under employee plans	36	—	(1)	—	35	—	35	—
Cash dividends declared ($0.97 per common share)	—	—	(400)	—	(400)	—	(400)	—
Repurchase of Common Shares	—	(580)	—	—	(580)	—	(580)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(70)	(70)	(9)
Acquisitions, disposals and other changes	—	—	—	—	—	(3)	(3)	(1)
Balance as of September 30, 2023	$198	$(2,155)	$(2,183)	$(648)	$(4,788)	$55	$(4,733)	$123

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Operating Activities:
Net income	$1,381	$1,154
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	133	145
Deferred income tax expense (benefit)	(26)	(34)
Stock compensation cost	52	49
Gain from reversal of German Tax Litigation interest accrual (Note 1)	(50)	—
Change in operating assets and liabilities:
Accounts receivable, net	(93)	(214)
Contract assets and liabilities, current	23	68
Inventories	(14)	(8)
Other current assets	(373)	(4)
Accounts payable	(115)	(35)
Accrued liabilities	2	(66)
Pension contributions	(34)	(32)
Other operating activities, net	(13)	7
Net cash flows provided by (used in) operating activities	873	1,030
Investing Activities:
Capital expenditures	(87)	(96)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(70)	(27)
Proceeds from the sale of (investments in) marketable securities	(9)	(2)
Receipts (payments) on settlements of derivative contracts	(47)	(21)
Other investing activities, net	3	14
Net cash flows provided by (used in) investing activities	(210)	(132)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	325	(90)
Proceeds from issuance of long-term debt	—	747
Payment of debt issuance costs	—	(6)
Dividends paid on Common Stock	(450)	(400)
Repurchases of Common Stock	(800)	(575)
Acquisition of noncontrolling interest shares	(75)	—
Dividends paid to noncontrolling interest	(81)	(76)
Other financing activities, net	(21)	(18)
Net cash flows provided by (used in) financing activities	(1,102)	(418)
Effect of exchange rate changes on cash and cash equivalents	(9)	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	(448)	446
Cash, cash equivalents and restricted cash, beginning of year	1,280	1,195
Cash, cash equivalents and restricted cash, end of period	832	1,641
Less: Restricted cash	5	5
Cash and cash equivalents, end of period	$827	$1,636

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of September 30, 2024 and for the quarters and nine months ended September 30, 2024 and 2023 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2023 ("2023 Form 10-K" or "Form 10-K").

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates and tighter credit conditions, as of September 30, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2024 and for the quarters and nine months ended September 30, 2024 and 2023 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the conflicts in the Middle East, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2024 and for the quarters and nine months ended September 30, 2024 and 2023 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

German Tax Litigation. In August 2024, we received a favorable ruling regarding a tax litigation in Germany. As a result, income tax benefits of $185 million and related interest income of $200 million are included in Income tax expense (benefit) and Interest expense (income), net, respectively, in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024. The income tax benefits are recorded as an income tax receivable in Other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2024. The interest income includes the reversal of an interest accrual of $50 million and recognition of an interest receivable of approximately $150 million reflected in Accrued liabilities and Other current assets, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2024.

Pursuant to the Tax Matters Agreement ("TMA") with RTX Corporation ("RTX", our former parent), the Company recorded indemnification expense of $194 million for amounts due to RTX resulting from the outcome of this tax litigation in Germany. This expense is included in Other expense (income), net in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024, and the resulting amounts due to RTX are included in Accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2024.

See Note 11, "Income Taxes" and Note 16, "Contingencies" for additional information.

Acquisition of Noncontrolling Interest. We purchased all of the outstanding shares of our consolidated subsidiary in Japan from the noncontrolling shareholders in the second quarter of 2024 for approximately $70 million.

Supplier Finance Programs. Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $653 million and $627 million as of September 30, 2024 and December 31, 2023, respectively, including $32 million as of September 30, 2024 related to new programs with payment terms of 240 days from the invoice date. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities in the Condensed Consolidated Statements of Cash Flows.

Refer to Note 2 of the Company's audited consolidated financial statements and notes thereto included in our 2023 Form 10-K for details regarding the Company's supplier financing programs with payment terms of supplier invoices ranging between 30 and 120 days from the invoice date.

Note 2: Earnings per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2024	2023	2024	2023
Net income attributable to common shareholders	$540	$376	$1,308	$1,083

Basic weighted average number of shares outstanding	400.2	410.8	402.7	412.6
Stock awards and equity units (share equivalent)	2.5	2.9	2.7	3.2
Diluted weighted average number of shares outstanding	402.7	413.7	405.4	415.8

Earnings Per Share of Common Stock:
Basic	$1.35	$0.92	$3.25	$2.62
Diluted	$1.34	$0.91	$3.23	$2.60

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 1.1 million of anti-dilutive stock awards excluded from the computation for the quarter and nine months ended September 30, 2024, compared to 1.0 million for the same periods in 2023.

The impact of redeemable noncontrolling interest to Net income attributable to common shareholders was immaterial in the quarters and nine months ended September 30, 2024 and 2023.

Note 3: Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606: Revenue from Contracts with Customers.

Contract Assets and Liabilities. Contract assets reflect revenue recognized in advance of customer billing. Contract liabilities are recognized when a customer pays consideration, or we have a right to receive an amount of unconditional consideration, in advance of the satisfaction of performance obligations under the contract. We receive payments from customers based on the terms established in our contracts, which are payments in advance of performing work, progress payments as we perform contract work over time, or in some cases, payments upon completion of work.

Total Contract assets and Contract liabilities as of September 30, 2024 and December 31, 2023 are as follows:

(dollars in millions)	September 30, 2024	December 31, 2023
Contract assets, current	$776	$717
Total contract assets	776	717

Contract liabilities, current	2,787	2,696
Contract liabilities, non-current (included within Other long-term liabilities)	41	48
Total contract liabilities	2,828	2,744
Net contract liabilities	$2,052	$2,027

Contract assets increased by $59 million during the nine months ended September 30, 2024 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $84 million during the nine months ended September 30, 2024 primarily due to billings on contracts in excess of revenue earned.

In the nine months ended September 30, 2024 and 2023, we recognized revenue of approximately $1.9 billion and $1.8 billion related to contract liabilities as of January 1, 2024 and 2023, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of September 30, 2024, our total RPO was approximately $18.6 billion. Of the total RPO as of September 30, 2024, we expect approximately 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of September 30, 2024 and December 31, 2023:

(dollars in millions)	September 30, 2024	December 31, 2023
Trade receivables	$3,431	$3,390
Unbilled receivables	152	119
Miscellaneous receivables	95	96
Customer financing notes receivable	58	63
	3,736	3,668
Less: allowance for expected credit losses	(132)	(130)
Accounts receivable, net	$3,604	$3,538

The changes in allowance for expected credit losses related to Accounts receivable, net for the nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Balance as of January 1	$130	$152
Provision for expected credit losses	19	21
Write-offs charged against the allowance for expected credit losses	(18)	(42)
Foreign exchange and other	1	(5)
Balance as of September 30	$132	$126

Note 5: Inventories

Inventories consisted of the following as of September 30, 2024 and December 31, 2023:

(dollars in millions)	September 30, 2024	December 31, 2023
Raw materials and work-in-process	$143	$154
Finished goods	482	458
Total	$625	$612

Raw materials, work-in-process and finished goods are net of valuation write-downs of $89 million and $87 million as of September 30, 2024 and December 31, 2023, respectively.

Note 6: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $70 million (including debt assumed) and $27 million in the nine months ended September 30, 2024 and 2023, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balance during the nine months ended September 30, 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2024
New Equipment	$295	$—	$1	$296
Service	1,293	35	6	1,334
Total	$1,588	$35	$7	$1,630

Intangible Assets. Intangible assets cost and accumulated amortization were $2,113 million and $1,783 million, respectively, as of September 30, 2024, and $2,072 million and $1,737 million, respectively, as of December 31, 2023.

Amortization of intangible assets for the quarter and nine months ended September 30, 2024 was $15 million and $46 million, respectively, compared to $17 million and $51 million for the same periods in 2023. Excluding the impact of acquisitions, currency translation adjustments and the reclassification of $16 million of intangibles assets, net to assets held for sale during the third quarter of 2024, there were no other significant changes in our Intangible assets during the quarters and nine months ended September 30, 2024 and 2023.

Held For Sale Assets and Liabilities. As of September 30, 2024, assets and liabilities held for sale were $38 million and $9 million, respectively, and are included in Other current assets and Accrued liabilities, respectively, in the Condensed Consolidated Balance Sheets. As of December 31, 2023, assets held for sale were $11 million.

As of September 30, 2024, the operations of one of our non-U.S.subsidiaries, primarily in the Service segment, are classified as assets and liabilities held for sale. It is the Company's intention to complete the sale of these assets and liabilities within the next 12 months. These operations included assets held for sale of $25 million and liabilities held for sale of $9 million, respectively, as of September 30, 2024. The Company recorded an impairment loss of $18 million related to the net assets held for sale in Other expense (income), net in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2024	December 31, 2023
Commercial paper	$316	$—
Other borrowings	51	32
Total short-term borrowings	$367	$32

Commercial Paper. As of September 30, 2024, there were $316 million borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowing activity in 2023, refer to Note 9 of the Company's audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Long-term debt.

As of September 30, 2024, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, maturing March 10, 2028. As of September 30, 2024, there were no borrowings under the revolving credit agreement. As of September 30, 2024, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	September 30, 2024	December 31, 2023
2.056% notes due 2025	$1,300	$1,300
0.37% notes due 2026 (¥21.5 billion principal value)	149	150
0.318% notes due 2026 (€600 million principal value)	672	658
2.293% notes due 2027	500	500
5.250% notes due 2028	750	750
2.565% notes due 2030	1,500	1,500
0.934% notes due 2031 (€500 million principal value)	560	548
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	3	4
Total principal long-term debt	6,934	6,910
Other (discounts and debt issuance costs)	(38)	(44)
Total long-term debt	6,896	6,866
Less: current portion	1,300	—
Long-term debt, net of current portion	$5,596	$6,866

We may redeem any series of notes at our option pursuant to certain terms. For additional details regarding the Company's debt activity in 2023, refer to Note 9 of the Company's audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2024 and 2023 reflects the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Debt issuance costs amortization	$2	$2	$6	$5
Total interest expense on external debt	43	38	129	105

The unamortized debt issuance costs as of September 30, 2024 and December 31, 2023 were $35 million and $42 million, respectively.

The weighted average maturity of our long-term debt as of September 30, 2024 is approximately 7.1 years. The weighted average interest expense rate on our borrowings outstanding as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Short-term commercial paper	4.9%	—%
Total long-term debt	2.5%	2.5%

The weighted average interest expense rate on our borrowings during the quarters and nine months ended September 30, 2024 and 2023 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Short-term commercial paper	5.5%	5.4%	5.5%	5.0%
Total long-term debt	2.5%	2.1%	2.5%	2.0%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Defined benefit plans	$10	$8	$34	$32
Defined contribution plans	16	16	52	50
Multi-employer pension and postretirement plans	41	42	123	117

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Service cost	$8	$7	$24	$22
Interest cost	9	8	24	24
Expected return on plan assets	(9)	(8)	(25)	(24)
Net settlement and curtailment (gain) loss	1	—	1	—
Total net periodic benefit cost	$9	$7	$24	$22

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and nine months ended September 30, 2024 and 2023.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of September 30, 2024, approximately 19 million shares remain available for awards under the Plan.

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Stock-based compensation expense (Share Based)	$16	$15	$52	$49
Less: future tax benefit	(2)	(2)	(6)	(6)
Stock-based compensation expense, net of tax	$14	$13	$46	$43

As of September 30, 2024, following our annual grant issuance on February 7, 2024, there was approximately $115 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of September 30, 2024 and December 31, 2023.

Common Stock. There are 2 billion shares of $0.01 par value Common Stock authorized. As of September 30, 2024 and December 31, 2023, 438.4 million and 437.0 million shares of Common Stock were issued, respectively, which includes 39.0 million and 30.4 million shares of treasury stock, respectively.

Treasury Stock. As of September 30, 2024, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which approximately $400 million was remaining at such time.

During the quarter and nine months ended September 30, 2024, the Company repurchased 2.1 million and 8.6 million shares, respectively, for $200 million and $800 million, respectively, compared to the 2.6 million and 6.8 million shares, respectively, in the same periods of 2023 for $225 million and $575 million, respectively. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters and nine months ended September 30, 2024 and 2023 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2024
Balance as of June 30, 2024	$(686)	$(69)	$4	$(751)
Other comprehensive income (loss) before reclassifications, net	(47)	—	(6)	(53)
Amounts reclassified, pre-tax	—	—	—	—
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2024	$(733)	$(69)	$(2)	$(804)

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$(673)	$(78)	$1	$(750)
Other comprehensive income (loss) before reclassifications, net	(60)	9	(18)	(69)
Amounts reclassified, pre-tax	—	—	15	15
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2024	$(733)	$(69)	$(2)	$(804)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2023
Balance as of June 30, 2023	$(681)	$(8)	$—	$(689)
Other comprehensive income (loss) before reclassifications, net	39	—	1	40
Amounts reclassified, pre-tax	—	—	1	1
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2023	$(642)	$(8)	$2	$(648)

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)
Other comprehensive income (loss) before reclassifications, net	(56)	—	(7)	(63)
Amounts reclassified, pre-tax	1	—	8	9
Tax benefit reclassified	—	—	(2)	(2)
Balance as of September 30, 2023	$(642)	$(8)	$2	$(648)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The decrease in the effective tax rate for the quarter and nine months ended September 30, 2024 is primarily due to recognition of estimated tax benefits arising as a result of the resolution of the German tax litigation. The effective tax rate for the nine months ended September 30, 2024 was also impacted by the reduction of a deferred tax liability related to the mitigation of future repatriation costs.

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

A subsidiary of Otis engaged in tax-related litigation in Belgium received a favorable appellate court decision in 2018. The Belgian tax authorities appealed the decision to the Court of Cassation (the equivalent of the Supreme Court in Belgium). On December 4, 2020, the Court of Cassation overturned the decision of the appellate court and remanded the case to the appellate court for reconsideration. Following a hearing on March 20, 2023, the Antwerp Appellate Court ruled against the Company. Otis has decided not to appeal the decision, which marks the end of this litigation. Otis expects to receive the assessment for tax and interest in 2024 or 2025. The associated tax and interest have been fully reserved and are included in the range below.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $10 million increase to a $95 million decrease and associated interest could change within the range of a $10 million increase to a $80 million decrease.

The decrease in unrecognized tax benefits and associated interest for the quarter and nine months ended September 30, 2024, is primarily due to the resolution of the German tax litigation. See Note 16, “Contingent Liabilities” for discussion regarding the German tax litigation.

Note 12: Restructuring and Transformation Costs

We initiate restructuring actions to keep our cost structure competitive. Charges generally arise from severance related to workforce reductions, as well as facility exit and lease termination costs associated with the consolidation of office and manufacturing operations. Due to the size, nature and frequency of these discrete actions, they are fundamentally different from the Company's ongoing productivity initiatives.

During the quarters and nine months ended September 30, 2024 and 2023, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions beginning in 2023, as follows:

	Quarter Ended September 30, 2024			Quarter Ended September 30, 2023
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$—	$3	$3	$—	$9	$9
Selling, general and administrative	4	2	6	—	12	12
Total	$4	$5	$9	$—	$21	$21

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$2	$12	$14	$—	$11	$11
Selling, general and administrative	9	17	26	—	25	25
Total	$11	$29	$40	$—	$36	$36

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

UpLift Restructuring Actions and Transformation Costs. During the third quarter of 2023, we announced UpLift to transform our operating model. UpLift includes, among other aspects, the standardization of our processes and improvement of our supply chain procurement, as well as organizational changes which result in restructuring actions.

UpLift restructuring actions of up to $55 million were approved in 2023, with additional actions initiated in 2024. These costs are primarily severance related costs. We expect these actions initiated during 2024 and 2023 to be substantially completed and cash to be paid by the end of 2024, with payments for certain actions to be completed in 2025. Expected total costs and remaining costs to incur for the actions initiated are approximately $55 million and $19 million, respectively.

In the quarter and nine months ended September 30, 2024, we incurred $18 million and $45 million, respectively, of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), including consulting and personnel costs, which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. We incurred $4 million of UpLift transformation costs in the quarter and nine months ended September 30, 2023.

Other Restructuring Actions. The other restructuring expenses incurred during the quarters and nine months ended September 30, 2024 and 2023, were primarily the result of restructuring programs initiated during 2024 and 2023 related to severance and facility exit costs. We are targeting to complete by the end of 2025 the majority of remaining other restructuring actions initiated in the quarter and nine months ended September 30, 2024 and the full year 2023, with certain utilization beyond 2025 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $98 million and $28 million, respectively. Remaining costs are expected to be approximately 75% New Equipment and 25% Service.

Restructuring Accruals. The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs and most will require cash payment:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2023	$13	$35	$48
Net restructuring costs	11	29	40
Utilization, foreign exchange and other costs	(21)	(34)	(55)
Restructuring accruals as of September 30, 2024	$3	$30	$33

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $5.3 billion and $4.6 billion as of September 30, 2024 and December 31, 2023, respectively, including net investment hedges. The four-quarter average of the notional amount of contracts hedging commodity purchases was $14 million and $21 million as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of September 30, 2024 and December 31, 2023:

(dollars in millions)	Balance Sheet Classification	September 30, 2024	December 31, 2023
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$3	$2
Commodity contracts	Other current assets	—	1
Foreign exchange contracts	Other assets	2	2
	Total asset derivatives	$5	$5

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(6)	$(4)
Foreign exchange contracts	Other long-term liabilities	(2)	(1)
	Total liability derivatives	$(8)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$16	$20
Foreign exchange contracts	Other assets	2	4
	Total asset derivatives	$18	$24

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(24)	$(34)
Foreign exchange contracts	Other long-term liabilities	(3)	(7)
	Total liability derivatives	$(27)	$(41)

Derivatives designated as Cash flow hedging instruments. The gains or (losses) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2024 and 2023 are described in Note 10, "Accumulated Other Comprehensive Income (Loss)".

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of September 30, 2024 and December 31, 2023 are presented in the table below:

(dollars in millions)	September 30, 2024	December 31, 2023
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$(2)	$1

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, pre-tax losses of $3 million are expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of September 30, 2024 will mature by December 2028.

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

Our use of derivative instruments designated as hedges of the Company's net investment in foreign subsidiaries can vary depending on the Company's desired foreign exchange risk coverage.

We have ¥21.5 billion of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, as well as derivative instruments that qualify as net investment hedges against our investments in certain European businesses (notional amount of €150 million) and Asian businesses (notional amounts of HK$1.6 billion and ¥2.1 billion). The net investment hedges are deemed to be effective. The maturity dates of the current non-derivative and derivative instruments designated in net investment hedges range from 2024 to 2026.

During the quarter ended September 30, 2024, we de-designated a derivative instrument that qualified as a net investment hedge in certain Asian businesses with a notional amount of HK$1.2 billion, which was deemed to be effective until de-designation.

Additionally, we had derivative instruments with notional amounts of €95 million that matured during the second quarter of 2023. These contracts qualified as net investment hedges which were deemed to be effective until maturity.

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Foreign currency denominated long-term debt	$(14)	$6	$1	$18
Foreign currency forward contracts	6	2	4	3
Total	$(8)	$8	$5	$21

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Foreign exchange contracts	$4	$4	$6	$16

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were gains of $2 million and less than $1 million in the quarter and nine months ended September 30, 2024, respectively, compared to gains of $1 million and losses of $8 million in the same periods of 2023, respectively.

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

As of September 30, 2024, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$45	$45	$—	$—
Derivative assets	23	—	23	—
Derivative liabilities	(35)	—	(35)	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$28	$28	$—	$—
Derivative assets	29	—	29	—
Derivative liabilities	(46)	—	(46)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$47	$46	$55	$54
Customer financing notes receivable, net	21	19	26	23
Short-term borrowings	(367)	(367)	(32)	(32)
Long-term debt, including current portion (excluding leases and other)	(6,931)	(6,347)	(6,906)	(6,224)
Long-term liabilities, including current portion	(132)	(123)	(197)	(185)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$46	$—	$46	$—
Customer financing notes receivable, net	19	—	19	—
Short-term borrowings	(367)	—	(367)	—
Long-term debt, including current portion (excluding leases and other)	(6,347)	—	(6,347)	—
Long-term liabilities, including current portion	(123)	—	(123)	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$54	$—	$54	$—
Customer financing notes receivable, net	23	—	23	—
Short-term borrowings	(32)	—	(32)	—
Long-term debt, including current portion (excluding leases and other)	(6,224)	—	(6,224)	—
Long-term liabilities, including current portion	(185)	—	(185)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amount of service and product guarantees were $13 million and $12 million as of September 30, 2024 and December 31, 2023, respectively.

The Company provides certain financial guarantees to third parties. As of September 30, 2024, Otis has stand-by letters of credit with maximum potential payment totaling $139 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of September 30, 2024, Otis has determined there are no estimated costs probable under these guarantees.

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

Legal Proceedings.

German Tax Litigation

We have been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $239 million as of September 30, 2024) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $131 million as of September 30, 2024).

In August 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, before our separation from our former parent United Technologies Corporation ("UTC"), now RTX Corporation ("RTX"), we made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing in July 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. In December 2020, the local German Tax Court ruled against the Company.

On January 26, 2021, the Company filed an appeal with the German Federal Tax Court. On February 8, 2022, the Company received the decision of the German Federal Tax Court, in which the Court remanded the case for reconsideration by the local German Tax Court. The local German Tax Court held a hearing on June 12, 2023, and issued a decision in favor of Otis on July 21, 2023. On September 14, 2023, the German tax authorities filed an appeal to the German Federal Tax Court. On August 13, 2024, the German Federal Tax Court rejected the appeal, concluding the litigation in favor of the Company.

As a result of the court's decision, the Company expects to receive a refund of prepaid tax, prepaid interest, overpayment interest, and court fees of approximately €305 million net of tax (approximately $335 million as of September 30, 2024). We expect the refund will be paid to the Company over several quarters, starting in the fourth quarter of 2024 and continuing through the end of 2025, by which time the Company expects to receive substantially all of the refund. The Company has also released the liability associated with the remaining interest of €45 million (approximately $50 million) during the quarter ended September 30, 2024.

Any recoveries related to this matter would be allocated between RTX and the Company pursuant to the terms of the TMA with our former parent, UTC, by way of indemnification payments. Based on its understanding of the facts and contractual provisions as of this date, and taking into account its limited access to information to support the calculation, the Company has estimated the additional tax and interest to be paid by RTX as a result of this recovery to be $194 million and has recorded this amount in its financial statements. The parties are still in process of resolving the scope of the indemnity obligation and the final indemnity amount.

See Note 1, "General" for additional information on the impacts of the litigation and TMA activity to the Condensed Consolidated Financial Statements as of and for the quarter and year ended September 30, 2024.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended September 30, 2024 and December 31, 2023.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $21 million as of September 30, 2024, and approximately $20 million to $43 million as of December 31, 2023. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amounts of $11 million and $20 million as of September 30, 2024 and December 31, 2023, respectively, which are principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $3 million and $5 million as of September 30, 2024 and December 31, 2023, respectively, which are principally included in Other assets on our Condensed Consolidated Balance Sheets.

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

Refer to Note 17 for information about litigation-related settlement costs recognized in the nine months ended September 30, 2024 for certain legal matters that are outside of the ordinary course of business.

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

Segment information for the quarters and nine months ended September 30, 2024 and 2023 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023

Net Sales
New Equipment	$1,309	$1,435	$4,010	$4,346
Service	2,239	2,088	6,576	6,243
Total	$3,548	$3,523	$10,586	$10,589

Operating Performance
New Equipment operating profit	$84	$104	$265	$292
Service operating profit	555	518	1,616	1,496
Total segment operating profit	639	622	1,881	1,788
Corporate and Unallocated
General corporate expenses and other	(40)	(27)	(108)	(85)
UpLift restructuring	(4)	—	(11)	—
Other restructuring	(5)	(21)	(29)	(36)
UpLift transformation costs	(18)	(4)	(45)	(4)
Separation-related adjustments	(193)	—	(177)	—
Litigation-related settlement costs	—	—	(18)	—
Held for sale impairment	(18)	—	(18)	—
Other, net	2	1	2	1
Total company operating profit	363	571	1,477	1,664
Non-service pension cost (benefit)	1	—	—	1
Interest expense (income), net	(150)	39	(79)	109
Net income before income taxes	$512	$532	$1,556	$1,554

Corporate and Unallocated includes adjustments related to the separation of Otis from RTX Corporation (previously United Technologies Corporation, "RTX") (the "Separation"), Litigation-related settlement costs, impairment loss for held for sale net assets, restructuring costs and UpLift transformation costs.

Separation-related adjustments represent net adjustments of amounts due to and from RTX in accordance with the TMA. Separation-related adjustments in the quarter and nine months ended September 30, 2024 represents amounts due to RTX related to a favorable ruling received in August 2024 regarding the German tax litigation. Separation-related adjustments in the nine months ended September 30, 2024 also include a reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA and receipts from RTX in accordance with the TMA. These adjustments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarter and nine months ended September 30, 2024. See Note 11, "Income Taxes" and Note 16, "Contingencies" for additional information about the German tax litigation.

Litigation-related settlement costs in the nine months ended September 30, 2024 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and unique facts of these matters.

Impairment loss related to net assets held for sale is recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information about the held for sale assets and liabilities.

Refer to Note 12, "Restructuring and Transformation Costs" for more information about restructuring and UpLift transformation costs.

Total assets are not presented for each segment as they are not presented to, or reviewed by, the Chief Operating Decision Maker.

Geographic Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with sales exceeding 10% of Net sales during the quarters and nine months ended September 30, 2024 and 2023.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
United States Operations	$1,058	$1,004	$3,187	$3,015
International Operations
China	469	596	1,436	1,832
Other	2,021	1,923	5,963	5,742
Total	$3,548	$3,523	$10,586	$10,589

Disaggregated Sales by Type. Segment Net sales disaggregated by product and service type for the quarters and nine months ended September 30, 2024 and 2023 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
New Equipment	$1,309	$1,435	$4,010	$4,346

Maintenance and Repair	1,821	1,715	5,360	5,116
Modernization	418	373	1,216	1,127
Total Service	2,239	2,088	6,576	6,243
Total	$3,548	$3,523	$10,586	$10,589

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for the quarters and nine months ended September 30, 2024 and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact our condensed consolidated financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact our condensed consolidated financial position, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after September 30, 2024 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and nine months ended September 30, 2024 and 2023, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 31, 2024, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the “Company”) as of September 30, 2024, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and nine-month periods ended September 30, 2024 and 2023 and of cash flows for the nine-month periods ended September 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2024

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

UpLift

Announced in July 2023, UpLift is a program with the goal of transforming our operating model. UpLift will include the standardization of our processes and improvement of our supply chain procurement, among other aspects of the program, as well as restructuring actions. We expect UpLift to generate approximately $175 million in annual savings by mid-year 2025, with restructuring and other incremental costs to complete the transformation ("UpLift transformation costs") over that period of at least the same amount.

UpLift costs incurred in the quarters and nine months ended September 30, 2024 and 2023 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
UpLift restructuring cost	$4	$—	$11	$—
UpLift transformation cost	18	4	45	4
Total UpLift costs	$22	$4	$56	$4

Total UpLift costs incurred to date are $97 million, including $36 million of restructuring costs and $61 million of transformation costs.

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

German Tax Litigation

In August 2024, we received a favorable ruling regarding a German tax litigation. As a result, we recorded income tax benefits of $185 million and related interest income of $200 million, which are included in Income tax expense (benefit), net and Interest expense (income), net, respectively, in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024. Additionally, pursuant to the Tax Matters Agreement ("TMA") with RTX Corporation ("RTX", our former parent), the Company recorded indemnification expense of $194 million for amounts due to RTX resulting from the outcome of the German tax litigation. This expense is included in Other expense (income), net in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024.

For further details, refer to Note 11 and Note 16 to the Condensed Consolidated Financial Statements.

Impact of Global Macroeconomic Developments on Our Company

Global macroeconomic developments have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters and nine months ended September 30, 2024 and 2023. These macroeconomic developments include, among others, inflationary pressures, high interest rates and tighter credit conditions. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2024, as a result of the following, among other things:

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our revenue and operating profit for the nine months ended September 30, 2024 and year ended December 31, 2023.

Additionally, we do not have operations or material net sales in Israel or Gaza. Although we have operations in the Middle East and transport products through the Red Sea, we currently do not expect the recent conflicts in that region to have a material impact on our business.

We cannot predict how the events described above will evolve. Depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A. "Risk Factors" in our 2023 Form 10-K, including but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Net sales	$3,548	$3,523	$10,586	$10,589
Percentage change year-over-year	0.7%		—%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and nine months ended September 30, 2024 are as follows:

Components of Net sales change:	Quarter Ended September 30, 2024	Nine Months Ended September 30, 2024
Organic volume	1.2%	1.2%
Foreign currency translation	(0.8)%	(1.4)%
Acquisitions and divestitures, net	0.3%	0.2%
Total % change	0.7%	—%

The Organic volume increase of 1.2% for the quarter ended September 30, 2024 was driven by an increase of 7.7% in Service, partially offset by a decrease of (8.2)% in New Equipment. The Organic volume increase of 1.2% for the nine months ended September 30, 2024 was driven by an increase of 6.4% in Service, partially offset by a decrease of (6.3)% in New Equipment.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Total cost of products and services sold	$2,470	$2,477	$7,401	$7,464
Percentage change year-over-year	(0.3)%		(0.8)%

The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2024 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended September 30, 2024	Nine Months Ended September 30, 2024
Organic volume	0.7%	0.5%
Foreign currency translation	(0.9)%	(1.4)%
Acquisitions and divestitures, net and other	(0.1)%	0.1%
Total % change	(0.3)%	(0.8)%

The organic increase in total cost of products and services sold for the quarter and nine months ended September 30, 2024 was primarily driven by the organic sales changes noted above. Productivity and lower commodity prices, primarily steel, were partially offset by inflationary pressures, including annual wage increases and higher Service-related material costs.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Gross margin	$1,078	$1,046	$3,185	$3,125
Gross margin percentage	30.4%	29.7%	30.1%	29.5%

Gross margin percentage increased 70 and 60 basis points for the quarter and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, due to Service sales growing faster than New Equipment sales, the benefits from productivity and lower commodity prices, partially offset by the inflationary pressures described above.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Research and development	$40	$36	$115	$107
Percentage of Net sales	1.1%	1.0%	1.1%	1.0%

Research and development was relatively flat for the quarter and nine months ended September 30, 2024, when compared to the same periods in 2023.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Selling, general and administrative	$455	$452	$1,366	$1,386
Percentage of Net sales	12.8%	12.8%	12.9%	13.1%

Selling, general and administrative expenses increased $3 million for the quarter ended September 30, 2024, when compared to the same period in 2023, driven by annual wage increases, higher other employment-related costs, and higher credit loss reserves, partially offset by savings resulting from UpLift, lower restructuring costs and favorable foreign exchange impacts.

Selling, general and administrative expenses decreased $(20) million for the nine months ended September 30, 2024, when compared to the same period in 2023, driven by savings resulting from UpLift, cost containment actions and favorable foreign exchange impacts, partially offset by annual wage increases.

Selling, general and administrative expenses as a percentage of Net sales were flat and decreased (20) basis points for the quarter and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023.

Restructuring Costs

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
UpLift restructuring	$11	$—
Other restructuring	29	36
Total restructuring costs	$40	$36

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

There were $11 million of UpLift restructuring costs for the nine months ended September 30, 2024. We also incurred $45 million of UpLift transformation costs in the nine months ended September 30, 2024, primarily consulting and incremental personnel costs, which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Other restructuring costs were $29 million for the nine months ended September 30, 2024 and included $17 million of costs related to 2024 actions and $12 million of costs related to 2023 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the nine months ended September 30, 2024, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the nine months ended September 30, 2024	$20	$25	$45
Expected cash payments remaining to complete actions announced	22	58	80

The approved UpLift restructuring actions are expected to generate approximately $55 million in annual recurring savings by 2025, primarily in Selling, general and administrative expenses, and of which approximately $26 million was realized during the nine months ended September 30, 2024.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $12 million for the 2024 actions and $42 million for the 2023 actions, split evenly in Cost of Products and Services Sold and in Selling, general and administrative expenses. Approximately $34 million of savings was realized for the 2024 and 2023 actions during the nine months ended September 30, 2024.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Other income (expense), net	$(220)	$13	$(227)	$32

The changes in Other income (expense), net, of $(233) million and $(259) million for the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, were primarily driven by Separation-related adjustments of $193 million and $177 million, respectively, UpLift transformation costs of $18 million and $45 million, respectively, $18 million of impairment loss related to net assets held for sale and foreign currency mark-to-market adjustments. The nine months ended September 30, 2024 was also impacted by non-recurring litigation-related settlement costs, including $18 million in the second quarter of 2024.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 17 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see the Note 12 to the Condensed Consolidated Financial Statements.

Interest Expense (Income), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Interest expense (income), net	$(150)	$39	$(79)	$109

The changes in Interest expense (income), net of $(189) million and $(188) million for the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, were primarily driven by $200 million related to a favorable ruling received in August 2024 regarding a tax litigation in Germany, partially offset by higher interest expense related to the $750 million unsecured, unsubordinated debt issued in August 2023. The nine months ended September 30, 2024 was also impacted by interest reserve adjustments related to non-recurring tax items, when compared to the same period in 2023.

The average interest rate on our long-term debt for the quarters and nine months ended September 30, 2024 and 2023, was 2.5% and 2.1%, respectively. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective tax rate	(8.8)%	25.8%	11.2%	25.7%

The decrease in the effective tax rate for the quarter and nine months ended September 30, 2024 is primarily due to recognition of estimated tax benefits arising as a result of the resolution of the German tax litigation. The effective tax rate for the nine months ended September 30, 2024 was also impacted by the reduction in a deferred tax liability related to the mitigation of future repatriation costs.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Noncontrolling interest in subsidiaries' earnings	$17	$19	$73	$71
Net income attributable to Otis Worldwide Corporation	$540	$376	$1,308	$1,083

Noncontrolling interest in subsidiaries' earnings were relatively flat for the quarter and nine months ended September 30, 2024, compared to the same periods in 2023. Other than our acquisition of the noncontrolling shares of our subsidiary in Japan during the second quarter of 2024, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year. See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the noncontrolling interest acquisition.

Net income attributable to Otis Worldwide Corporation increased for the quarter and nine months ended September 30, 2024, compared to the same periods in 2023, due to a lower effective tax rate and lower interest expense, partially offset by lower operating profit (including the impact of foreign exchange rates).

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

Summary performance for our operating segments, reconciled to total operating profit, for the quarters ended September 30, 2024 and 2023 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2024	2023	2024	2023	2024	2023
New Equipment	$1,309	$1,435	$84	$104	6.4%	7.2%
Service	2,239	2,088	555	518	24.8%	24.8%
Total segment	$3,548	$3,523	639	622	18.0%	17.7%
Corporate and Unallocated
General corporate expenses and other			(40)	(27)
UpLift restructuring			(4)	—
Other restructuring			(5)	(21)
UpLift transformation costs			(18)	(4)
Separation-related adjustments			(193)	—
Held for sale impairment			(18)	—
Other, net			2	1
Consolidated Operating Profit			$363	$571	10.2%	16.2%

Summary performance for our operating segments, reconciled to total operating profit, for the nine months ended September 30, 2024 and 2023 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2024	2023	2024	2023	2024	2023
New Equipment	$4,010	$4,346	$265	$292	6.6%	6.7%
Service	6,576	6,243	1,616	1,496	24.6%	24.0%
Total segment	$10,586	$10,589	$1,881	$1,788	17.8%	16.9%
Corporate and Unallocated
General corporate expenses and other			(108)	(85)
UpLift restructuring			(11)	—
Other restructuring			(29)	(36)
UpLift transformation costs			(45)	(4)
Separation-related adjustments			(177)	—
Litigation-related settlement costs			(18)	—
Held for sale impairment			(18)	—
Other, net			2	1
Consolidated Operating Profit			$1,477	$1,664	14.0%	15.7%

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

Summary performance for New Equipment for the quarters and nine months ended September 30, 2024 and 2023 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$1,309	$1,435	$(126)	(8.8)%	$4,010	$4,346	$(336)	(7.7)%
Cost of sales	1,088	1,188	(100)	(8.4)%	3,317	3,613	(296)	(8.2)%
	221	247	(26)	(10.5)%	693	733	(40)	(5.5)%
Operating expenses	137	143	(6)	(4.2)%	428	441	(13)	(2.9)%
Operating profit	$84	$104	$(20)	(19.2)%	$265	$292	$(27)	(9.2)%
Operating profit margin	6.4%	7.2%			6.6%	6.7%

Summary analysis of the Net sales change for New Equipment for the quarter and nine months ended September 30, 2024 compared with the same periods in 2023 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2024	Nine Months Ended September 30, 2024
Organic volume	(8.2)%	(6.3)%
Foreign currency translation	(0.7)%	(1.5)%
Acquisitions and divestitures, net and other	0.1%	0.1%
Total % change	(8.8)%	(7.7)%

Quarter Ended September 30, 2024

Net sales

The organic sales decrease of (8.2)% was primarily driven by a greater than 20% decline in China, partially offset by low single-digit organic sales growth in Americas and Asia Pacific.

Operating profit

New Equipment operating profit decreased $(20) million. The impacts of lower volume and unfavorable regional and product mix were partially offset by favorable price, productivity, and commodity tailwinds. Operating margin decreased 80 basis points.

Nine Months Ended September 30, 2024

Net sales

The organic sales decrease of (6.3)% was driven by a greater than 20% decline in China, partially offset by mid single-digit organic sales growth in Americas and Asia Pacific.

Operating profit

New Equipment operating profit decreased $(27) million including foreign exchange headwinds of $(7) million. The impacts of lower volume and unfavorable regional and product mix were partially offset by favorable price, productivity, and commodity tailwinds. Operating margin decreased 10 basis points.

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

Summary performance for Service for the quarters and nine months ended September 30, 2024 and 2023 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$2,239	$2,088	$151	7.2%	$6,576	$6,243	$333	5.3%
Cost of sales	1,379	1,280	99	7.7%	4,070	3,840	230	6.0%
	860	808	52	6.4%	2,506	2,403	103	4.3%
Operating expenses	305	290	15	5.2%	890	907	(17)	(1.9)%
Operating profit	$555	$518	$37	7.1%	$1,616	$1,496	$120	8.0%
Operating profit margin	24.8%	24.8%			24.6%	24.0%

Summary analysis of Service Net sales change for the quarter and nine months ended September 30, 2024 compared with the same periods in 2023 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2024	Nine Months Ended September 30, 2024
Organic volume	7.7%	6.4%
Foreign currency translation	(0.8)%	(1.3)%
Acquisitions and divestitures, net	0.3%	0.2%
Total % change	7.2%	5.3%

Quarter Ended September 30, 2024

Net sales

The organic sales increase of 7.7% is due to organic sales increases in maintenance and repair of 6.4% and in modernization of 13.7%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	6.4%	13.7%
Foreign currency translation	(0.7)%	(1.1)%
Acquisitions and divestitures, net	0.4%	—%
Total % change	6.1%	12.6%

Operating profit

Service operating profit increased $37 million including foreign exchange headwinds of ($3) million. Higher volume, improved pricing on maintenance contracts, and productivity were partially offset by inflationary pressures, including annual wage increases and higher material costs. Operating margin was flat.

Nine Months Ended September 30, 2024

Net sales

The organic sales increase of 6.4% is due to organic sales increases in maintenance and repair of 5.7% and in modernization of 9.7%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	5.7%	9.7%
Foreign currency translation	(1.3)%	(1.8)%
Acquisitions and divestitures, net	0.3%	0.1%
Total % change	4.7%	8.0%

Operating profit

Service operating profit increased $120 million including foreign exchange headwinds of ($18) million. Higher volume, improved pricing on maintenance contracts, and productivity were partially offset by inflationary pressures, including annual wage increases and higher material costs. Operating margin increased 60 basis points.

Corporate and Unallocated

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
General corporate expenses and other	$(40)	$(27)	$(108)	$(85)
UpLift restructuring	(4)	—	(11)	—
Other restructuring	(5)	(21)	(29)	(36)
UpLift transformation costs	(18)	(4)	(45)	(4)
Separation-related adjustments	(193)	—	(177)	—
Litigation-related settlement costs	—	—	(18)	—
Held for sale impairment	(18)	—	(18)	—
Other, net	2	1	2	1
Total Corporate and Unallocated	$(276)	$(51)	$(404)	$(124)

General corporate expenses and other for the quarter and nine months ended September 30, 2024 increased $13 million and $23 million, respectively, compared to the same periods in 2023, primarily due to the impact of foreign currency mark-to-market adjustments and higher corporate costs.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 17 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see the Note 12 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to capital markets.

As of September 30, 2024, we had cash and cash equivalents of $827 million, of which approximately 95% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of September 30, 2024 and December 31, 2023, the amount of such restricted cash was approximately $5 million and $6 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of September 30, 2024 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$827	$1,274
Total debt	7,263	6,898
Net debt (total debt less cash and cash equivalents)	6,436	5,624
Total equity	(4,835)	(4,855)
Total capitalization (total debt plus total equity)	2,428	2,043
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,601	769

Total debt to total capitalization	299%	338%
Net debt to net capitalization	402%	731%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

As of September 30, 2024, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of September 30, 2024, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

There was $316 million of commercial paper outstanding as of September 30, 2024. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Share Repurchase Program

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $400 million was remaining as of September 30, 2024. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$873	$1,030
Investing activities	(210)	(132)
Financing activities	(1,102)	(418)
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(34)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(448)	$446

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year decrease in net cash provided by operating activities was primarily driven by working capital balances during the periods, including a larger decrease in Accounts payable in the nine months ended September 30, 2024 compared to the decrease the same period in 2023 due to the timing of payments to suppliers, as well as the timing of income tax payments and the related income tax expense in the nine months ended September 30, 2024 compared to the same period in 2023. Additionally, Separation-related and UpLift-related net payments were approximately $49 million and $54 million, respectively, in the nine months ended September 30, 2024, compared to net payments of approximately $25 million and $2 million, respectively, in the same period in 2023. These were partially offset by a smaller increase in Accounts receivable, net, in the nine months ended September 30, 2024 compared to the increase the same period in 2023 due to the timing of billings and collections.

During the nine months ended September 30, 2024, net cash provided by operating activities was $873 million. Net income of $1.4 billion includes $185 million of income taxes benefits, $200 million of interest income and $194 million of indemnification expense resulting from the outcome of the German tax litigation during the third quarter of 2024, none of which resulted in cash flow activity during the nine months ended September 30, 2024. Net income was also partially offset by a decrease in Accounts payable due to the timing of payments to suppliers, an increase in Accounts receivable, net, due to the timing of billings and collections, a decrease in Accrued liabilities and an increase in Other current assets due to the timing of payments, including employee-related benefits, income taxes and supplier payments. For additional discussion of the German tax litigation, see Note 1 and Note 16 to the Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2023, net cash provided by operating activities was $1.0 billion. The primary drivers of the inflow related to $1.2 billion of net income and changes in Contract assets and liabilities, net, due to the timing of billings on contracts compared to the progression on current contracts. These were partially offset by an increase in Accounts receivable, net, due to the timing of billings.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts.

During the nine months ended September 30, 2024, net cash used in investing activities was $210 million. The primary drivers of the outflow related to $87 million of capital expenditures, $70 million of acquisitions of businesses and intangible assets and $47 million of net cash payments from the settlement of derivative instruments.

During the nine months ended September 30, 2023, net cash used in investing activities was $132 million. The primary drivers of the outflow related to $96 million of capital expenditures, $27 million of acquisitions of businesses and intangible assets and $21 million of net cash payments from the settlement of derivative instruments.

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

During the nine months ended September 30, 2024, net cash used in financing activities was $1.1 billion. The primary drivers of the outflow were the repurchases of our Common Stock of $800 million, dividends paid on our Common Stock and to noncontrolling shareholders of $450 million and $81 million, respectively, and acquisitions of noncontrolling interest shares of $75 million, including approximately $70 million for our subsidiary in Japan. These were partially offset by short term borrowings of $325 million.

During the nine months ended September 30, 2023, net cash used in financing activities was $418 million. The primary drivers of the outflow were repurchases of our Common Stock of $575 million, dividends paid on our Common Stock and to noncontrolling shareholders of $400 million and $76 million, respectively, and net repayments of short-term borrowings of $90 million. These were partially offset by $741 million of net proceeds from the issuance of long-term debt, a portion of which was used to fund the repayment at maturity of the €500 million 0.000% notes due November 12, 2023.

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

The following tables set forth the summarized financial information as of and for the nine months ended September 30, 2024 and as of December 31, 2023 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Nine Months Ended September 30, 2024
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	10
Income from consolidated subsidiaries	49
Income (loss) from operations excluding income from consolidated subsidiaries	(228)
Net income (loss) excluding income from consolidated subsidiaries	(330)

(dollars in millions)	September 30, 2024	December 31, 2023
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	106	63
Noncurrent assets (investments in consolidated subsidiaries)	1,241	1,236
Noncurrent assets (excluding investments in consolidated subsidiaries)	37	43
Current liabilities (intercompany payables to non-guarantor subsidiaries)	4,825	3,753
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,962	119
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	4,510	5,880

(dollars in millions)	Nine Months Ended September 30, 2024
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	365
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(187)

(dollars in millions)	September 30, 2024	December 31, 2023
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$33	$75
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	496	518
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	6	1
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,721	3,467
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,226	1,199

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of September 30, 2024, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and nine months ended September 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the effect of changes in political conditions in the U.S., including in connection with the results of the 2024 election or otherwise, and other countries in which Otis and its businesses operate, including the effects of the conflict between Russia and Ukraine, the conflicts in the Middle East, and tensions between the U.S. and China, on general market conditions, commodity costs, global trade policies and related sanctions and export controls, and currency exchange rates in the near term and beyond;
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
•the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S., including in connection with the results of the 2024 election, and other countries in which Otis and its businesses operate;
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, "Contingent Liabilities to the Condensed Consolidated Financial Statements" for discussion regarding material legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Part II - Other Information, Item 1. Legal Proceedings" in our Forms 10-Q for the quarters ended June 30, 2024 and March 31, 2024 and Item 3 "Legal Proceedings" in our 2023 Form 10-K.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2024	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	1,282	$96.70	1,282	$476
August 1 - August 31	811	93.72	811	$400
September 1 - September 30	—	—	—	$400
Total	2,093	$95.55	2,093

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On December 1, 2022, our Board of Directors ("the Board") approved a share repurchase program for up to $2.0 billion of Common Stock. As of September 30, 2024, the maximum dollar value of shares that may yet be purchased under this current program was approximately $400 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, except for Ms. Marks, our Chair, President and Chief Executive Officer, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K. On July 30, 2024, Ms. Marks adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Under the trading plan, the shares received by Ms. Marks upon the vesting of the performance stock units (PSUs) granted to her by the Company on February 3, 2022 (after giving effect to tax withholding and a previous election to defer 50% of the PSU shares earned) and 24,000 shares that Ms. Marks previously received upon the vesting of other awards she received will be sold if a limit price is achieved. In addition, the trading plan provides for Ms. Marks to exercise and then sell, if limit prices are achieved, shares received (after giving effect to tax withholding) upon the exercise of 101,096 stock appreciation rights granted to her in 2018 and 191,799 stock appreciation rights granted to her in 2019. The number of shares that could be sold in respect of the stock appreciation rights will depend on the Company’s stock price and applicable tax rates. The trading plan will terminate on February 10, 2025.

The number of shares that may be sold by Ms. Marks upon vesting of the PSUs will depend upon the Company’s achievement of the underlying financial performance goals and the application of a multiplier factor based on our relative total shareowner return over the 2022-2024 performance period, and can range from 0 to 200% of the sum of the target PSUs granted plus additional PSUs credited for dividend equivalents. Ms. Marks was granted 59,404 “target” PSUs on February 3, 2022. However, because Ms. Marks previously elected to defer receipt of 50% of the PSUs to be earned under our PSU Deferral Plan, the number of shares delivered to her at vesting and available for sale will be accordingly reduced. Assuming the limit price required is achieved, we estimate, based on our projected performance against the underlying financial goals, our relative total shareholder return through September 30, 2024, current tax withholding rates, future crediting of dividend equivalents assuming our current dividend remains unchanged and a stock price of $103.94 (the closing price of our stock on September 30, 2024), and Ms. Marks election to defer 50% of the PSUs, that 13,960 shares could be sold under the trading plan in respect of the PSUs.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Amended and Restated Employment Agreement, dated September 18, 2024, between Cristina Méndez and Otis International Sàrl, incorporated by reference to Exhibit 10.1 of Otis' Current Report on Form 8-K (Commission File No. 001-39221) filed with the commission on September 20, 2024.

10.2
Letter of Assignment for Cristina Méndez, effective December 1, 2024, incorporated by reference to Exhibit 10.2 of Otis' Current Report on Form 8-K (Commission File No. 001-39221) filed with the commission on September 20, 2024.

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Changes in Equity for the quarters and nine months ended September 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	October 31, 2024	by:	/s/ CRISTINA MÉNDEZ
Cristina Méndez
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 31, 2024	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)