Form 10-K
period 2024-12-31
Otis Worldwide Corp
filed 2025-02-04
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

(860) 674-3000
(Registrant's telephone number, including area code)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	OTIS	New York Stock Exchange
0.318% Notes due 2026	OTIS/26	New York Stock Exchange
2.875% Notes due 2027	OTIS/27	New York Stock Exchange
0.934% Notes due 2031	OTIS/31	New York Stock Exchange

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

The aggregate market value of the voting Common Stock held by non-affiliates as of June 30, 2024 was $38,593,945,633 based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

As of January 21, 2025, there were 396,518,563 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference portions of the Otis Worldwide Corporation Proxy Statement for the 2025 Annual Meeting of Shareholders (the "2025 Proxy Statement"). The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

OTIS WORLDWIDE CORPORATION
Form 10-K
For the Year Ended December 31, 2024

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

Description of Business by Segment

Our Company is organized into two segments, New Equipment and Service, which, for 2024, contributed 38% and 62% of our net sales, and 13% and 87% of our segment operating profit, respectively. Our international operations represented approximately 70% of our net sales for 2024.

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

New Equipment orders are generally delivered within 12 months of booking, although larger projects can take longer to deliver based on customer construction schedules, and in some regions, mostly in China, the order to delivery window is shorter. When placing New Equipment orders, customers typically make an advance payment to cover costs including design and contract engineering. These advance payments are typically followed by periodic progress payments at specified milestones, such as delivery of materials at the job site and completion of installation and equipment commissioning. Installation is carried out by our installation technicians or through subcontractors, in which case we typically complete the final inspection and commissioning to ensure that our quality standards are met. Revenues are recognized based on percentage of completion. Once commissioned, New Equipment units are typically supported by a warranty for a limited period of time.

We have developed a range of elevator and escalator solutions to meet the varying needs and objectives of our diverse customers, primarily centered around the following elevator platforms: Gen2, Gen3, Gen360 and SkyRise. Our primary elevator and escalator solutions are described below.

Gen2

Historically, Gen2 is our principal low-and mid-rise elevator solution. Since its launch in 2000, we have sold over one million units, making it our best-selling elevator platform.

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

Gen360

Initially launched in Europe, we expanded the Gen360 platform into China in 2023. The Gen360 elevator frees hoistway space to accommodate larger cabins and features a new electronic architecture, with many mechanical components replaced by electronic components that, when combined with our service, increase reliability and reduce the potential for entrapments. A foldable, in-ceiling platform allows maintenance operations to be performed safely from within the car rather than on top of it and, depending on local regulations, eliminates the need for a refuge space above the car and the protrusion on the roof allowing for a flat roof design. With optional 360-degree cameras in the hoistway, Otis service teams can visually confirm, fine-tune, diagnose and solve many issues remotely without stopping the elevator. The Otis ONE IoT solution adds a network of sensors for real-time status updates.

SkyRise High-Rise

For taller, high-rise buildings, the SkyRise advanced elevator platform combines cutting-edge technologies and precision engineering to deliver solutions for residential, commercial and mixed-use skyscrapers.

Escalators and Moving Walkways

In addition to elevator solutions, we also offer escalators and moving walkways. With a range of finishes and aesthetics, Otis escalators integrate easily with any building design. Our smart design and features enhance sustainability and passenger safety, such as sensor-equipped escalators and moving walkways that efficiently run only when passengers approach, or operate at reduced speeds to conserve energy when there are no riders.

Service

Through our Service segment, we perform maintenance and repair services, as well as modernization services to upgrade elevators and escalators. We have a maintenance portfolio of approximately 2.4 million units globally, which includes Otis equipment manufactured and sold by us, as well as equipment from other original equipment manufacturers. Through our network of service sales personnel, we sell our services directly to customers in all significant elevator and escalator verticals around the world.

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

We provide our Service offerings to our customers through a global network of 36,000 Service mechanics operating out of more than 1,400 branches and offices typically located in close proximity to concentrations of customers. Our mechanics are critical to our ability to deliver a high level of service to our customers. Our OTISLINE operations provide personalized customer support 24/7. They receive customer service requests and assign and dispatch field technicians, as necessary, to respond to service requests. We support our customers with our network of service parts centers and repair centers.

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

Digital Technology initiatives

Otis offers a range of technologies for improving the passenger experience and we have been using technology to monitor elevator performance remotely for decades. As of December 31, 2024, approximately 1.0 million units of our global portfolio, including units under the warranty period, are connected. In 2025, we expect to continue to innovate and expand our digital ecosystem and suite of digital solutions for both our existing service portfolio customers and for new equipment shipments from our factories.

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

eView In-Car Display

Our in-car display streams live, customizable infotainment to passengers and can connect them to OTISLINE, Otis' 24-hour service call center, during an emergency.

Compass 360 Destination Management System

Our proprietary destination management system groups passengers by their desired destination and directs them to an assigned car that minimizes waiting and ride time. The system's algorithms anticipate traffic demand within a building and improve traffic flow.

eCall Plus Smartphone App

Otis' smartphone app enables passengers to summon their elevator remotely for a touchless experience.

Research and Development & Intellectual Property

Innovation is a fundamental characteristic of our history and is central to our strategy. For 2024, research and development ("R&D") expense was $152 million and 1.1% as a percentage of net sales. In addition to R&D expense, we made investments in digital and strategic initiatives of $53 million, which in combination with R&D expense was 1.4% as a percentage of net sales. We coordinate our R&D efforts globally through an operating model that sets global and local priorities based on customer and segment needs. We have 11 R&D centers and 17 factories around the world, including major locations in China, India, Japan, France, Germany, Spain and the United States. The R&D centers are strategically located close to concentrations of customers and factories to enable efficient development of engineering solutions that can serve as global model products and adapt quickly and efficiently to local customer needs and local demographic and construction trends. We have 1,300 engineers globally, with increasing focus on digital initiatives, software, design of the user interface and the user experience.

We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to the Otis business to protect our R&D investments in products and services. We currently own approximately 5,300 patents issued in various jurisdictions, and we have approximately 1,400 patent applications pending globally. We filed approximately 800 patent applications in the last three years. Our patents are primarily filed in Europe, the United States and Asia. We believe that our patents and trade secrets create a competitive advantage and that we have taken reasonable measures to build a portfolio of valid and enforceable intellectual property rights. However, these intellectual property rights might be challenged and could be found invalid or unenforceable. Loss of strategic patents and trade secrets could significantly affect our competitiveness. See Item 1A in this Form 10-K for further discussion of intellectual property matters.

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

We operate in China through two principal joint ventures: Otis Elevator (China) Investment Company Limited ("Otis China") and Otis Electric Elevator Company Limited ("Otis Electric"). Otis China is a joint venture established in 1998 for the purpose of manufacturing, installing and servicing elevators, escalators and related equipment. We are a majority owner of Otis China, and Tianjin Tai Kang Investment Co. Ltd. is our joint venture partner. Otis Electric, a subsidiary of Otis China, is a joint venture established in 1997 for the purpose of manufacturing, installing and servicing elevators, escalators and related equipment. Otis China owns a controlling equity stake in Otis Electric. Otis China’s partner in Otis Electric is Xizi Elevator Group Co.

Competition

We operate in a highly competitive industry. Due to the global and localized nature of the industry, there are numerous participants of varying size that operate in our industry. According to industry estimates, there are hundreds of participants that offer New Equipment solutions and several thousand participants that offer maintenance and service solutions. In both the New Equipment and Service segments, major competitors globally include KONE Oyj, Schindler Group and TK Elevator, while there are a number of additional competitors in the Asia Pacific region. Competitive dynamics vary significantly by segment and geography. In the Service segment, independent service providers and other small operators are significant competitors in most of our local geographies. These independent service providers have an aggregate portfolio of about 50% of service units, but account for a smaller percentage of the service business when measured by value because of the types of units and level of maintenance covered by these providers.

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

We believe our business strategies allow us to:

•Sustain New Equipment growth;
•Accelerate Service portfolio growth;
•Deliver modernization value;
•Advance the digitalization of Otis; and
•Focus and empower the organization.

We believe these results of our business strategies support our ability to successfully compete across the New Equipment and Service segments, and help deliver sustainable earnings growth.

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

Raw Materials and Supplies

Due to the global and distributed nature of our operations, we partner with a diverse network of several thousand suppliers globally. These include product and non-product suppliers, as well as subcontractors. We rely on approximately 450 key suppliers for our manufacturing supply chain.

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

Environmental, Social and Governance ("ESG")

Otis has an integrated approach to ESG. Our four ESG pillars of Health & Safety, Environment & Impact, People & Communities and Governance & Accountability are embedded in our business strategy and align with our Otis Absolutes of Safety, Ethics and Quality. We are committed to the health and safety of our colleagues and the riding public. We are committed to managing our impact on the environment, aligning our products and services with our stakeholders’ expectations and aspirations. We proactively engage in the communities where we live and work. We focus on attracting, developing and retaining the best talent on the market. See "Human Capital" below for additional information regarding certain initiatives related to our colleagues.

In 2021, we became a signatory to the U.N. Global Compact and published our thirteen ESG goals and aligned them with the U.N. Sustainable Development Goals. Our Environment & Impact goals are as follows:

•Near-term science-based greenhouse gas ("GHG") reduction targets:
▪Reduce absolute scope 1 and 2 GHG emissions 55% by 2033 from 2021 base year (with the target boundary including biogenic land-related emissions and removals from bioenergy feedstocks)
▪Reduce absolute scope 3 GHG emissions from purchased goods and services, business travel, and use of sold products 33% by 2033 from 2021 base year
•Source 100% of factory electricity from renewable energy by 2030
•Achieve 100% factory eligibility for zero-waste-to-landfill certification by 2025
•Complete ISO 14001 certification for all factories by 2025 (goal completed four years early in 2021)

In April 2024, the Science Based Target Initiative ("SBTi") validated our near-term science-based GHG reduction targets. Our new science-based targets replace our GHG target of 50% reduction in scope 1 and 2 GHG emissions by 2030 from 2019 base year. Our climate transition plan is based on the implementation of major initiatives focused on energy management and operational efficiency across our factories, real estate and fleet.

In June 2024, we published our third annual ESG report on our ESG activities, metrics and progress towards our goals in accordance with the Global Reporting Initiative Standards, as well as in alignment with the Sustainability Accounting Standards Board guidelines and the Task Force on Climate-related Financial Disclosures. We also engaged third parties for limited assurance covering certain Health & Safety, Environment & Impact, and People & Community metrics discussed in the ESG report. In the Fall 2024, we conducted our initial double materiality assessment in accordance with the European Corporate Sustainability Reporting Directive. Our ESG goals and ESG reports can be found in the Investor section of our corporate website (http://www.otis.com) under the heading "ESG", which we update from time to time. Our ESG goals, our ESG reports and our corporate website are not incorporated by reference into this Form 10-K.

The Company has developed an ESG governance model that supports our goals. Our Board of Directors and its committees engage in extensive review and oversight of ESG-related topics. The Company's ESG Council, composed of senior leaders representing multiple functions within the Company, monitors our performance towards our ESG goals and addresses impacts and opportunities related to climate change, as well as those related to all other ESG programs. The ESG Council reports regularly to our CEO on our ESG progress and actions. Our progress towards our ESG goals was included as a performance multiplier in determining payouts under our 2024 executive short-term incentive plan.

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

Human Capital

As of December 31, 2024, our global workforce consists of 72,000 colleagues (including 44,000 field professionals), with 45% in Asia, 34% in Europe, the Middle East and Africa ("EMEA") and 21% in the Americas.

Approximately 64% of our U.S. workforce is covered by a collective bargaining agreement. Outside of the U.S., our colleagues are represented by workers' councils or statutory labor unions as may be customary or required in those jurisdictions. While we strive to maintain good relationships with our employee representative bodies, our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force. The collective bargaining agreement for most of our bargaining unit colleagues in the U.S. was renewed without disruption in July 2022 and is set to expire in July 2027. For a discussion of risks associated with employment-related matters, see Item 1A in this Form 10-K.

Compensation and Benefits

Our colleagues are vital to our success, and we offer pay and benefits designed to attract, retain and motivate our colleagues and align their compensation with both individual and our overall performance. We follow local labor laws that address minimum wages, insurance coverage of work-related accidents, severance pay and other employment provisions, including overtime and sick pay. While our programs vary by location and eligibility, they generally include base and overtime pay, short-term incentive bonuses, long-term incentive pay in the form of stock awards, retirement plan benefits, health care and insurance benefits, tuition assistance through our Employee Scholar program, paid sick, bereavement, vacation, parental and family leaves, and wellness and employee assistance programs.

Health and Safety

Safety is one of the Otis Absolutes. For that reason, safety measures and indicators are regularly monitored by management and reported to our Board of Directors. To promote safety, we have a health and safety management system and regularly measure the effectiveness of our health and safety programs. We also provide regular health and safety training to our field professionals. We follow local labor laws that address maximum working hours. We empower all of our colleagues and subcontractors with stop work authority if they perceive an unsafe condition or behavior that may cause injury. We also seek to promote a culture where stop work authority can be freely exercised without the fear of retribution or retaliation, and a learning culture to enhance the quality and delivery of safety and technical training. Health and Safety is one of the four focus areas of our ESG goals. See the "Environmental, Social and Governance ("ESG")" section of this Form 10-K above for more information regarding our ESG goals.

We are focused on our colleagues' mental and physical well-being. We provide employee assistance plan benefits to all of our colleagues worldwide. We also offer flexible work arrangements to many salaried colleagues.

Hiring, Training, Development and Retention

We position ourselves to attract and retain the best talent in the market and interact meaningfully in the global communities where we live and work. We aim to be both an equal opportunity employer of choice and a place where our colleagues feel safe, welcomed and heard. We partner with universities and nonprofit organizations and use our Employee Resource Groups ("ERGs") to broaden our hiring pool to meet our hiring needs.

We seek others’ ideas, encourage innovation and empower our colleagues through various learning and development programs that are aligned with our business strategy and are designed to contribute to our broader success such as our "Employee Scholar Program", a company-sponsored education program that allows colleagues to expand their skills through degree or certification programs. Our mechanics receive extensive training to service and install equipment safely. This training consists of live, virtual, and on-the-job modules with experienced mechanics. We also offer various programs to build leadership and functional capabilities and provide development initiatives through our colleague-led ERGs. Our ERGs’ missions aim at fostering an inclusive work environment through engagement that positively impacts business outcomes.

We track our colleagues’ voluntary attrition rate to help us assess our workplace initiatives. We also track our colleagues’ satisfaction through colleague surveys to anticipate attrition, as discussed further below. Our commitment to fostering an inclusive workplace strengthens employee engagement and supports the retention of top talent.

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

The Separation was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with UTC and Carrier related to the Separation, including but not limited to a tax matters agreement ("TMA"), an employee matter agreement ("EMA") and an intellectual property agreement (the "Intellectual Property Agreement"). For further discussion of these agreements, see Item 1A, "Note 1: Business Overview" in Item 8 and Item 15 in this Form 10-K.

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

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "medium-term," "near-term," "confident," "goals" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, restructuring or transformation actions (including UpLift and related reorganization and outsourcing activities), credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the effect of changes in political conditions in the U.S., including in connection with the new administration's policies and priorities, or otherwise, and other countries in which Otis and its businesses operate, including the effects of the conflict between Russia and Ukraine, the conflicts in the Middle East, and tensions between the U.S. and China, on general market conditions, commodity costs, global trade policies and related sanctions, export controls and tariffs, and currency exchange rates in the near term and beyond;
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
•cost reduction or containment actions, restructuring or transformation costs and related savings and other consequences thereof, including with respect to UpLift and related impacts of reorganization and outsourcing activities and change management;
•new business and investment opportunities;
•the outcome of legal proceedings, investigations and other contingencies;
•pension plan assumptions and future contributions;
•the impact of the negotiation of collective bargaining agreements and labor disputes, labor actions, including strikes or work stoppages, and labor inflation in the markets in which Otis and its businesses operate globally;
•the effect of changes in tax, environmental, regulatory (including among other things import/export, tariffs, and climate change or other ESG related legal and regulatory changes) and other laws and regulations in the U.S., including in connection with the new administration's policies and priorities, and other countries in which Otis and its businesses operate;
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

These and other factors are more fully discussed in the "Business", "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this Form 10-K and may cause actual results to differ materially from those expressed or implied in the forward-looking statements. The forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

Item 1A. Risk Factors

Risks Related to Our Business

We may be affected by global economic conditions in general and conditions in the construction and infrastructure industries in particular.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions, including levels of consumer and business confidence, commodity prices, raw material and energy costs, supply chain issues, trade policies, tariffs and trade barriers, foreign currency exchange rates, interest rates, labor costs, levels of government spending and deficits, actual or anticipated default on sovereign debt, political conditions, including in connection with the new administration's policies and priorities in the U.S. or otherwise, regulatory changes and other challenges that could affect the global economy. In addition, the current global economic environment has resulted, and may continue to result, in increased levels of commodity, materials and wage inflation. These various global economic conditions have affected and may continue to affect our business in a number of ways as discussed in more detail in this Item 1A and elsewhere in this Form 10-K. More particularly, a slowdown in building and remodeling activity, whether due to remote work or otherwise, or decreased public spending on infrastructure projects could adversely affect our financial performance.

Our operations are subject to natural and man-made unexpected events that may increase our costs, limit access to building sites, interrupt production or our supply chain or otherwise adversely affect our business, results of operations or financial condition.

The occurrence of one or more unexpected events, including war (see discussion below regarding ongoing conflicts), acts of terrorism or violence, civil unrest, fires, tornadoes, hurricanes, earthquakes, floods and other forms of severe weather, whether as a result of climate change or otherwise, in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Natural disasters, pandemics, equipment failures, prolonged power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or temporary or long-term disruption in the supply of component products from some local, national and international suppliers, disruption and delay in the transport of our products to customers or limit our access building sites and to install our products or perform our services. Existing insurance coverage may not provide protection for all of the costs that may arise from such events. The impacts of these unexpected events are difficult to predict, but could result in higher costs or delays in our operations and adversely affect our financial performance.

Our international operations subject us to risk as our results of operations may be adversely affected by changes in local and regional economic conditions, such as fluctuations in exchange rates and changes in credit conditions.

We conduct our business on a global basis, with approximately 70% of our 2024 net sales derived from international operations. Changes in local and regional economic conditions, including credit conditions and fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations, where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay for the materials used in our products. Though we engage in hedging strategies to manage foreign currency exposures in connection with certain cross-border transactions, our operating margins may be negatively impacted by currency fluctuations that result in higher costs or lower revenues for certain cross-border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates have given and may continue to give rise to gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our net sales are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies has adversely affected and could in the future adversely affect our results of operations. Additionally, limitations on the ability of our customers and suppliers to access credit at interest rates and on terms that are acceptable to them could lead to customer and supplier defaults and cancellations of existing orders, limit or prevent customers from being able to finance purchases of our products and services in the future, and cause delays in the delivery of key products from suppliers.

Our international operations subject us to risks associated with government policies on international trade and investments and risks associated with China.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, local manufacturing, product content or supplier requirements, employment regulations and the repatriation of earnings. Government policies on international trade and investments such as import quotas, capital controls, punitive taxes or tariffs or similar trade barriers, whether imposed by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or services, or encumber our ability to manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of further tariffs in connection with the new administration in the U.S. and retaliatory tariffs in response thereto, or the renegotiation of existing trade agreements with the U.S. or countries where we sell large quantities of products and services, procure materials incorporated into our products, manufacture products or recruit and employ employees (see discussion on China below), could have a material adverse effect on our business, results of operations and financial condition, including our ability to recruit and retain employees or deploy certain employees to the geographies where their skills are best utilized. Our international sales and operations are also sensitive to changes in foreign nations’ priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries.

China is currently the largest end market for sales of new equipment in our industry, with our New Equipment net sales in China representing approximately one fourth of our global New Equipment net sales and over half of our global New Equipment unit volume and a growing part of our Service segment. Changes to market and economic conditions in China, including credit conditions for our customers, or an escalation of trade conflicts between the U.S. and China, have recently impacted and may continue to impact our ability to maintain New Equipment net sales in China at rates consistent with prior years. Furthermore, as is the case in many countries where we operate, the legal and regulatory changes in China, could impose significant requirements unique to China in order to maintain access to Chinese markets and negatively impact our overall financial performance.

Our international operations subject us to risks associated with emerging markets.

We expect that net sales to emerging markets will continue to account for a significant portion of our net sales as those and other developing nations and regions around the world increase their demand for our products and services. A slowdown in urbanization in emerging countries, such as China or India, have and could continue to adversely affect our financial performance. In addition, as part of our global business model, we operate in certain countries, including Argentina, Brazil, China, India, Indonesia, Malaysia, Mexico, Poland, South Africa, Ukraine, Turkey and certain countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. Our emerging market operations can present many risks, including differences in culturally accepted practices (such as employment and business practices), compliance risks, economic and government instability, currency fluctuations, and the imposition of foreign exchange and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our international operations subject us to risks associated with geopolitical conflicts.

Our international sales and operations are subject to risks associated with geopolitical conflicts. The ongoing conflicts between Russia and Ukraine and in the Middle East have resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how the conflicts will evolve or the timing thereof. If these conflicts continue for a significant time or further expand to other countries and depending on the ultimate outcomes of these conflicts, which remain uncertain, they or new geopolitical conflicts could have additional adverse effects on macroeconomic conditions, including but not limited to, increased costs, constraints on the availability of commodities, supply chain disruptions and decreased business spending. Furthermore, continuation of the conflicts could give rise to disruptions to our or our business partners’ global technology infrastructure, including through cyberattack or cyber-intrusion; adverse changes in international trade policies and relations; regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition. See Item 7 "Business Overview" in this Form 10-K for more information regarding the sale of our business in Russia.

We use a variety of raw materials, supplier-provided parts, components, sub-systems and third-party manufacturing services in our business, and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers (including third-party manufacturers) and commodity markets to secure the raw materials and components used in our products exposes us to volatility in the prices and availability of these materials. Issues with suppliers, (such as a disruption in deliveries, capacity and credit constraints, production disruptions, quality issues and supplier closings or bankruptcies), price increases or decreased availability of raw materials or commodities (particularly steel) have in the past had and could in the future have a material adverse effect on our ability to meet our commitments to customers or could increase our operating costs, either of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Adverse changes in our relationships with, or the financial condition, performance or purchasing patterns, or compliance practices of, key distributors and agents could adversely affect us.

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

In order to operate more efficiently and cost effectively, we have and may continue to adjust employment, optimize our footprint or undertake other restructuring or transformation activities, including in connection with UpLift and related outsourcing activities and change management. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage restructuring and other transformation activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unfavorable political responses, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, challenges in change management, adverse effects on employee morale and capacity, and the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions, otherwise harm our business or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We operate in challenging markets for talent and may fail to attract, develop and retain key personnel.

We depend on the skills, institutional knowledge, working relationships, and continued services and contributions of key personnel, including our leadership team, engineers, field professionals, and others at all levels of the company. In addition, our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel in a highly competitive labor market, and we may lose key personnel or fail to attract other skilled personnel and incur additional labor costs. Any such losses, failures or increased costs could have material adverse effects on our results of operations, financial condition and cash flows.

Our debt levels and related debt service obligations could have negative consequences; we may need additional debt or equity financing in the future to meet our capital needs, and such financing may not be available on favorable terms, if at all, due to changes in global capital markets, our financial performance or outlook or our credit ratings and may be dilutive to existing shareholders.

As of December 31, 2024, we had $8.3 billion outstanding long-term debt. Our debt level and related debt service obligations could have negative consequences, including, among others:

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

Quarterly cash dividends and share repurchases are a component of our capital allocation strategy, which we fund with operating free cash flow, borrowings and divestitures. In general, dividends and share repurchases may be discontinued, accelerated, suspended or delayed at any time without prior notice. Furthermore, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and are based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the market price of our Common Stock, the nature and timing of other investment and acquisition opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. The reduction or elimination of our cash dividend or share repurchase program could adversely affect the market price of Common Stock. Although our share repurchase program is intended to enhance long-term shareholder value, changes in laws or regulations related thereto or short-term stock price fluctuations could reduce the program's effectiveness.

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

We are impacted by evolving stakeholder interest in public company performance, disclosure, and goal-setting with respect to ESG matters.

We have increased reporting of our ESG programs and performance, as required by applicable law and voluntarily, and have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any goal or objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) third-party coordination and alignment over which we do not have control and may be unpredictable, (3) evolving regulatory requirements affecting ESG standards or disclosures, (4) the availability of suppliers that can meet our sustainability, inclusion and other standards, and (5) our ability to recruit, develop, and retain talent in our labor markets. In addition, standards for tracking and reporting on ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics globally, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals and increased compliance costs and risks.

If our ESG practices do not meet evolving regulations, investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, supplier, or business partner could be negatively impacted, or could result in litigation. We may also be subject to penalties for non-compliance under applicable laws. In addition, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives within the timelines we announce, or at all, could have similar negative impacts.

Our defined benefit pension plans are subject to financial market risk that could adversely affect our results.

The performance of the financial markets and interest rates as well statutory and/or regulatory changes can impact our defined benefit pension plan expenses and funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See "Note 12: Employee Benefit Plans" in Item 8 of this Form 10-K for further discussion on pension plans and related obligations and contingencies.

Information security, data privacy and identity protection may require significant resources and present certain risks to our business, reputation and financial condition.

We collect, store, have access to and otherwise process certain company and third-party confidential or sensitive data that may be subject to data privacy and cybersecurity laws, regulations or customer-imposed controls, including proprietary business information, personal data and other information. We also develop products that may in certain cases collect, store, have access to, and otherwise process certain personally identifiable or confidential data of our customers who purchase and use such products either separately or as a part of another product or system or by way of access to our websites or social media accounts. Although we seek to protect such data and design our products to enable our customers to use them while complying with applicable data privacy and cybersecurity laws and/or customer-imposed controls, we have experienced cyberattacks. While these attacks have not to our knowledge had a material adverse impact on the Company to date, our internal systems and products may be vulnerable to further cyberattacks, security breaches, theft, programming errors or employee errors, which could lead to the compromise of confidential and sensitive data, unauthorized access, use, disclosure, modification or destruction of information, improper use of our systems, software solutions or networks, defective products, production downtimes and/or operational disruptions in violation of applicable law and/or contractual obligations. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, distributors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the compromise of software, security and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to select products and services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perceptions of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales. Because of the global nature of our business, both our internal systems and products must comply with the applicable laws, regulations and standards in a number of jurisdictions, which continue to evolve and in certain cases, include provisions that are unclear. Government enforcement actions, including due to geopolitical concerns, and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any of the foregoing factors could result in reputational damage or civil or governmental proceedings, which could result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

In addition, our business may be impacted by disruptions to our own or third-party information technology ("IT") infrastructure, which could result from (among other causes) cyberattacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include attacks on our IT infrastructure, as well as attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are installed into third-party products, facilities or infrastructure. Such attacks could disrupt our business operations, our systems or those of third parties, and could impact the ability of our products to work as intended. We and some of our third-party suppliers have experienced cyber-based attacks, and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyberattacks. However, given the unpredictability, nature and scope of cyberattacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result of a cyberattack, we could potentially be subject to production downtimes, operational delays or other detrimental impacts on our operations or ability to provide products and services to our customers; destruction or corruption of data; security breaches; manipulation or improper use of our or third-party systems, networks or products; financial losses from remedial actions, loss of business, potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

See "Business Overview" and "Results of Operations – Income Taxes" in Item 7 and "Note 2: Significant Accounting Policies" and "Note 15: Income Taxes" in Item 8 in this Form 10-K, for further discussion on income taxes and related contingencies.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the "DGCL"), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

Otis’ amended and restated bylaws provide that, unless Otis’ Board of Directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Otis, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of Otis to Otis or its shareholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against Otis or any current or former director or officer or other employee of Otis arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving Otis governed by the internal affairs doctrine, or any action asserting an "internal corporate claim" as that term is defined in Section 115 of the DGCL.

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

Otis has taken a risk-based approach to cybersecurity, which considers the sensitivity and volume of the relevant data, the potential effects on third parties and individuals, the needs of our business, and the costs and/or practicality of remediation. Based on this qualitative and quantitative assessment, we determine if identified cybersecurity risks are at an acceptable level, or should be mitigated or transferred.

We have implemented cybersecurity policies throughout our operations, including designing and incorporating cybersecurity, as appropriate, into our products and services while they are being developed. Our enterprise risk management ("ERM") process considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Additionally, cybersecurity functional groups incorporate external research and intelligence gathering to keep the organization informed of new and evolving cyber risks.

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

While Otis has not experienced a material cybersecurity incident to date, see Item 1A in this Form 10-K for more information regarding cybersecurity-related risks that could materially affect our business strategy, results of operations, or financial condition, under the headings "Information security, data privacy and identity protection may require significant resources and present certain risks to our business, reputation and financial condition", "Our business and financial performance depend on continued substantial investment in information technology infrastructure, which may not yield anticipated benefits, and may be adversely affected by cyberattacks on information technology infrastructure and products and other business disruptions" and "We depend on our intellectual property, and have access to certain intellectual property and information of our customers, suppliers and distributors; infringement or failure to protect our intellectual property could adversely affect our future growth and success".

Cybersecurity Governance

Otis has established a three-level governance model for managing cybersecurity risks. Cybersecurity risks are overseen by the Audit Committee of our Board of Directors (the "Board"). Our Chief Digital Officer ("CDO") and Chief Information Security Officer ("CISO") regularly brief the Audit Committee and other members of the Board on the Otis Cybersecurity Program and cyber-threat landscape, including four times in 2024. Our Cybersecurity Program is directed by both our CDO and CISO and we have established a Cyber Governance Council and Steering Committee made up of senior management (including our CEO). These committees are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Members of our Board also received briefings on risks associated with quantum computing, artificial intelligence, data protection (including data privacy laws), our incident response plan and our IT infrastructure in 2024. Several members of our Board hold a CERT Certificate in Cybersecurity Oversight issued by the CERT Division of the Software Engineering Institute at Carnegie Mellon University, and two members of our Audit Committee attended a continuing education class related to cybersecurity through the National Association of Corporate Directors ("NACD") in 2023.

Our CDO and CISO collectively have over 25 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy and implementing effective information and cybersecurity programs, as well as relevant degrees and certifications, including Certified Information Security Manager certification and NACD Cyber training. All Otis colleagues engaged in cybersecurity are required to have a baseline certification (such as Security+, CISSP or CISM), as well as an operational cyber certification (for example, incident response or forensics analysis).

Item 2. Properties

We have a direct physical presence in more than 70 countries with an overall property portfolio comprising approximately 14 million square feet of space. We have approximately 2,300 facilities, of which approximately 46%, 41% and 13% of which are located in EMEA, Asia and the Americas, respectively. We operate more than 1,400 branches and offices, 11 R&D centers and 17 manufacturing facilities globally. Our principal manufacturing facilities are located across Brazil, China, Japan, France, India, Korea, Spain, and the United States, of which 14 are owned. Our principal R&D centers are located in China, India, Japan, France, Germany, Spain and the United States. Our branches and R&D centers typically support both our New Equipment and Service segments.

Our fixed assets as of December 31, 2024 include manufacturing facilities and non-manufacturing facilities, such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2024 are substantially in good operating condition.

Item 3. Legal Proceedings

For a discussion regarding material legal proceedings, see "Note 21: Contingent Liabilities" to the Consolidated Financial Statements within Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol "OTIS". There were approximately 18,100 registered shareholders as of January 21, 2025. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 in this Form 10-K.

Stock Performance Graph

The following table and graph illustrate the total return from April 3, 2020 (date of Separation) through December 31, 2024, for (1) our Common Stock, (2) the Standard and Poor's (the "S&P") 500 Index, and (3) the S&P 500 Industrials Sector Index. The graph and table assume that $100.00 was invested on April 3, 2020 in each of our Common Stock, the S&P 500 Index and the S&P 500 Industrials Sector Index, and that any dividends were reinvested. The comparison reflected in the graph and the table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return — Table

	April 3, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Otis	$100	$144	$188	$172	$199	$209
S&P 500 Index	100	153	197	161	203	254
S&P 500 Industrials Sector Index	100	160	193	183	216	253

Comparison of Cumulative Total Return — Graph

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2024	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 — October 31	129	$98.57	129	$387
November 1 — November 30	1,863	100.52	1,863	$200
December 1 — December 31	—	—	—	$200
Total	1,992	$100.40	1,992

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock. As of December 31, 2024, the maximum dollar value of shares that may yet be purchased under this current program was approximately $200 million.

On January 16, 2025, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock.

Under these programs, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

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

UpLift

Announced in July 2023, UpLift is a program with the goal of transforming our operating model. UpLift includes the standardization of our processes and improvement of our supply chain procurement, among other aspects of the program, as well as organizational changes which result in restructuring actions. We expect UpLift to generate approximately $200 million in annual run-rate savings by the second half of 2025, with restructuring and other incremental costs to complete the transformation ("UpLift transformation costs") of approximately $300 million.

The Company generated approximately $70 million of pre-tax savings in 2024, including run-rate savings of approximately $120 million, driven by our simplified operating structure, optimized organizational spans and layers, and reduced digital technology costs. These savings are primarily reflected in Selling, general and administrative expenses.

UpLift costs incurred are as follows:

(dollars in millions)	2024	2023
UpLift restructuring costs	$31	$25
UpLift transformation costs	65	16
Total UpLift costs	$96	$41

Total UpLift costs incurred to date are $137 million, including $56 million of restructuring costs and $81 million of transformation costs.

UpLift restructuring costs are primarily severance costs and are recorded primarily in Selling, general and administrative in the Consolidated Statements of Operations. UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These costs are recorded in Other income (expense), net in the Consolidated Statements of Operations.

For further details, refer to the discussion on restructuring costs in the "Results of Operations," as well as "Note 16: Restructuring and Transformation Costs" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

German Tax Litigation

In August 2024, we received a favorable ruling regarding a German tax litigation. As a result, we recorded income tax benefits of approximately $185 million and related interest income of approximately $200 million, which are included in Income tax expense (benefit), net and Interest expense (income), net, respectively, in the Consolidated Statements of Operations for 2024. Additionally, pursuant to the Tax Matters Agreement ("TMA") with RTX Corporation ("RTX", our former parent), the Company recorded indemnification expense of $194 million for amounts due to RTX resulting from the outcome of the German tax litigation. This expense is included in Other expense (income), net in the Consolidated Statements of Operations for 2024.

For further details, refer to "Note 15: Income Taxes" and "Note 21: Contingencies" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

Impact of Global Macroeconomic Conditions on Our Company

Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company's operations and overall financial performance. These macroeconomic conditions include, among others, inflationary pressures, high interest rates and tighter credit conditions. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance in 2025, as a result of the following, among other things:

•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses;
•Customer liquidity constraints and related credit reserve;
•Cancellations or delays of customer orders; and
•Supplier liquidity, as well as supplier and raw material capacity constraints, delays and related costs.

We currently do not expect any significant impact to our capital and financial resources from these macroeconomic conditions, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets.

See the "Liquidity and Financial Condition" section of this item of this Form 10-K for further detail and Item 1A in this Form 10-K for macroeconomic risks related to our business.

Risks Associated with Ongoing Conflicts

The ongoing conflict between Russia and Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty, including volatile commodity markets, foreign exchange fluctuations, supply chain disruptions, increased risk of cybersecurity incidents, reputational risk, increased operating costs (including fuel and other input costs), environmental, health and safety risks related to securing and maintaining facilities, additional sanctions and other regulations (including restrictions on the transfer of funds to and from Russia). As discussed below, we do not have operations in Russia.

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our 2024, 2023 and 2022 revenue and operating profit. As previously disclosed, we sold our business in Russia, which represented approximately 1% of our revenue and operating profit in 2022, respectively, to a third party in July 2022. The operations were comprised mostly of New Equipment. We recorded losses from the sale and conflict-related charges totaling $28 million, primarily in Other income (expense), net in the Consolidated Statements of Operations in 2022. See "Note 8: Business Acquisitions, Dispositions, Goodwill and Intangible Assets" in Item 8 in this Form 10-K for further details.

Additionally, we do not have operations or material net sales in Israel or Gaza. Although we have operations in the Middle East and transport products through the Red Sea, we currently do not expect the recent conflicts in that region to have a material impact on our business.

We cannot predict how the events described above will evolve. Depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A in this Form 10-K, including but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyberattack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

For a discussion of Otis’ ESG goals, see the discussion under "Environmental, Social and Governance ("ESG")" in Item 1 in this Form 10-K.

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

RESULTS OF OPERATIONS

Net Sales

(dollars in millions)	2024	2023	2022
Net sales	$14,261	$14,209	$13,685
Percentage change year-over-year	0.4%	3.8%	(4.3)%

The factors contributing to the total percentage change year-over-year in total Net sales are as follows:

	2024	2023
Organic volume	1.4%	5.6%
Foreign currency translation	(1.2)%	(1.2)%
Acquisitions and divestitures, net	0.2%	(0.6)%
Total % change	0.4%	3.8%

The Organic volume increase of 1.4% for 2024 was driven by an increase in organic sales of 6.8% in Service, offset by a decrease of (6.4)% in New Equipment.

The Organic volume increase of 5.6% for 2023 was driven by an increase in organic sales of 7.7% in Service and 2.6% in New Equipment.

The decrease in Net sales due to Acquisitions and divestitures, net in 2023 is primarily the result of the sale of our Russia business in the third quarter of 2022.

See "Segment Review" below for a discussion of Net sales by segment.

Cost of Products and Services Sold

(dollars in millions)	2024	2023	2022
Cost of products and services sold	$10,004	$10,016	$9,765
Percentage change year-over-year	(0.1)%	2.6%	(3.4)%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	2024	2023
Organic volume	0.9%	4.8%
Foreign currency translation	(1.3)%	(1.3)%
Acquisitions and divestitures, net and Other	0.3%	(0.9)%
Total % change	(0.1)%	2.6%

The organic increase in total cost of products and services sold in 2024 and 2023, were primarily driven by the organic sales changes noted above. Productivity and lower commodity prices, primarily steel, were partially offset by inflationary pressures, including annual wage increases and higher Service-related material costs.

The decrease in Total cost of products and services sold due to Acquisitions and divestitures, net and Other in 2023 is primarily the result of the sale of our Russia business in the third quarter of 2022.

Gross Margin

(dollars in millions)	2024	2023	2022
Gross margin	$4,257	$4,193	$3,920
Gross margin percentage	29.9%	29.5%	28.6%

Gross margin percentage increased 40 basis points in 2024 compared to 2023, due to Service sales growing faster than New Equipment sales, the benefits from productivity and lower commodity prices, partially offset by the inflationary pressures described above.

Gross margin percentage increased 90 basis points in 2023 compared to 2022, due to the benefit from favorable pricing, Service sales growing faster than New Equipment sales, lower commodity prices, and the benefits from productivity, partially offset by the inflationary pressures described above.

Research and Development

(dollars in millions)	2024	2023	2022
Research and development	$152	$144	$150
Percentage of Net sales	1.1%	1.0%	1.1%

Research and development was relatively flat in 2024 compared to 2023 and 2022. Research and development includes product development and innovation, including for IoT and developing the next generation of connected elevators and escalators.

Selling, General and Administrative

(dollars in millions)	2024	2023	2022
Selling, general and administrative	$1,861	$1,884	$1,763
Percentage of Net sales	13.0%	13.3%	12.9%

Selling, general and administrative expenses decreased $23 million in 2024 compared to 2023, driven by savings resulting from UpLift, lower restructuring costs and favorable foreign exchange impacts, partially offset by annual wage increases and higher other employment-related costs.

Selling, general and administrative expenses increased $121 million in 2023 compared to 2022, driven by annual wage increases, higher other employment-related costs, higher restructuring costs and higher credit loss reserves, partially offset by favorable foreign exchange impacts of $8 million.

Selling, general and administrative expenses as a percentage of Net sales decreased 30 basis points in 2024 compared to 2023, and increased 40 basis points in 2023 compared to 2022.

Restructuring Costs

(dollars in millions)	2024	2023	2022
UpLift restructuring costs	$31	$25	$—
Other restructuring costs	40	42	60
Total restructuring costs	$71	$67	$60

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

UpLift restructuring costs were $31 million and $25 million in 2024 and 2023, respectively. We also incurred $65 million and $16 million of UpLift transformation costs in 2024 and 2023, respectively, which are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These costs are recorded in Other income (expense), net in the Consolidated Statements of Operations.

Other restructuring action costs were $40 million in 2024 and included $24 million of costs related to 2024 actions and $16 million of costs related to 2023 actions.

Most of the expected restructuring charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during 2024, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the year ended December 31, 2024	$31	$34	$65
Expected cash payments remaining to complete actions announced	37	53	90

The approved UpLift restructuring actions are expected to generate approximately $80 million in annual recurring savings by the end of 2025, primarily in Selling, general and administrative expenses, and of which approximately $39 million was realized during 2024.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $45 million for the 2024 actions and $42 million for the 2023 actions, split evenly in Cost of Products and Services Sold and in Selling, general and administrative expenses. Approximately $50 million of savings was realized for the 2024 and 2023 actions during 2024.

For additional discussion of restructuring and transformation costs, see "Note 16: Restructuring and Transformation Costs" in Item 8 in this Form 10-K.

Other Income (Expense), Net

(dollars in millions)	2024	2023	2022
Other income (expense), net	$(236)	$21	$26

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, UpLift transformation costs, non-recurring Separation-related adjustments and certain other operating items.

The change in Other income (expense), net of $(257) million in 2024 compared to 2023, was primarily driven by Separation-related adjustments of $177 million, UpLift transformation costs of $65 million, $18 million of impairment loss related to net assets held for sale, foreign currency mark-to market adjustments, and non-recurring litigation-related settlement costs, including $18 million in the second quarter of 2024, partially offset by other reserve adjustments.

The change in Other income (expense), net of $(5) million in 2023 compared to 2022 was primarily driven by UpLift transformation costs of $16 million and the absence of the settlement of certain legal matters in 2022, partially offset by the impact of foreign currency mark-to-market adjustments and the absence of the loss on the sale of our Russia business and related charges when compared to 2022.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see "Note 22: Segment Financial Data" in Item 8 in this Form 10-K. For additional discussion of UpLift transformation costs, see "Note 16: Restructuring and Transformation Costs" in Item 8 in this Form 10-K.

Interest Expense (Income), Net

(dollars in millions)	2024	2023	2022
Interest expense (income), net	$(31)	$150	$143

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances and short-term investments, and also includes interest related to tax matters.

The change in Interest expense (income), net of $(181) million in 2024 compared to 2023, was primarily driven by approximately $200 million related to the German tax litigation, interest reserve adjustments and higher interest income, partially offset by higher interest expense related to the $600 million and €850 million unsecured, unsubordinated debt issued in November 2024 and $750 million unsecured, unsubordinated debt issued in August 2023.

Interest expense (income), net increased $7 million in 2023 compared to 2022, primarily driven by higher interest expense related to the $750 million unsecured, unsubordinated debt issued in August 2023, partially offset by higher interest income.

The average interest rate on our external debt for 2024, 2023 and 2022 was 2.5%, 2.1% and 2.0%, respectively.

For additional discussion of borrowings, see "Note 9: Borrowings and Lines of Credit" in Item 8 in this Form 10-K. For additional discussion of German tax litigation, see "Note 21: Contingencies" and "Note 22: Segment Financial Data" in Item 8 in this Form 10-K.

Income Taxes

	2024	2023	2022
Effective tax rate	15.0%	26.2%	27.5%

The 2024 effective tax rate is lower than the 2023 effective tax rate and the statutory U.S. rate primarily due to recognition of estimated tax benefits arising as a result of the resolution of the German tax litigation and the reduction of a deferred tax liability related to the mitigation of future repatriation costs.

The 2023 and 2022 effective tax rates are higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate.

The 2023 effective tax rate is lower than the 2022 effective tax rate primarily due to the absence of the tax impact related to the sale of our Russia business recorded in 2022, as well as the release of valuation allowances on non-U.S. losses and U.S. foreign tax credits, reduction in the deferred tax liability related to lower withholding tax on repatriation of certain foreign earnings, and reversal of tax reserves related to the U.S. foreign tax credit regulations, all recorded in 2023.

For additional discussion of income taxes and the effective income tax rate, see "Note 15: Income Taxes" in Item 8 in this Form 10-K.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

(dollars in millions)	2024	2023	2022
Noncontrolling interest in subsidiaries' earnings	$89	$92	$116
Net income attributable to Otis Worldwide Corporation	$1,645	$1,406	$1,253

Noncontrolling interest in subsidiaries' earnings were relatively flat in 2024 in comparison to 2023. Other than our acquisition of the noncontrolling shares of our subsidiary in Japan during the second quarter of 2024, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year. See "Note 1: Business Overview" in Item 8 in this Form 10-K for further discussion of the noncontrolling interest acquisition.

Noncontrolling interest in subsidiaries' earnings decreased in 2023 in comparison to 2022 primarily driven by Otis' increase to full ownership in Otis Mobility (formerly Zardoya Otis) in the second quarter of 2022, as well as impacts of foreign exchange, partially offset by higher net income from non-wholly owned subsidiaries. For details on the results of the Tender Offer and purchases of shares of Otis Mobility not previously owned by the Company, see "Note 1: Business Overview" in Item 8 in this Form 10-K.

Net income attributable to Otis Worldwide Corporation increased in 2024 compared to 2023, due to a lower effective tax rate and lower interest expense, partially offset by lower operating profit (including the unfavorable impact of foreign exchange rates).

Net income attributable to Otis Worldwide Corporation increased in 2023 compared to 2022, due to higher operating profit (including the unfavorable impact of foreign exchange rates), lower noncontrolling interest in subsidiaries' earnings, and a lower effective tax rate.

Segment Review

Summary performance for our operating segments for 2024, 2023 and 2022 was as follows:

	Net Sales			Operating Profit			Operating Profit Margin
(dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
New Equipment	$5,367	$5,812	$5,778	$329	$381	$381	6.1%	6.6%	6.6%
Service	8,894	8,397	7,801	2,185	2,014	1,832	24.6%	24.0%	23.5%
Total segment	14,261	14,209	13,579	2,514	2,395	2,213	17.6%	16.9%	16.3%
Corporate and Unallocated
General corporate expenses and other	—	—	—	158	126	87
UpLift restructuring	—	—	—	31	25	—
Other restructuring	—	—	—	40	42	60
UpLift transformation costs	—	—	—	65	16	—
Separation-related reserve adjustment	—	—	—	177	—	—
Russia operations	—	—	106	—	—	5
Russia sale and conflict-related charges	—	—	—	—	—	28
Litigation-related settlement costs	—	—	—	18	—	—
Held for sale impairment	—	—	—	18	—	—
Other, net	—	—	—	(1)	—	—
Total	$14,261	$14,209	$13,685	$2,008	$2,186	$2,033	14.1%	15.4%	14.9%

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

Summary performance for New Equipment for 2024, 2023 and 2022 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2024	2023	2022	2024 compared with 2023		2023 compared with 2022
Net sales	$5,367	$5,812	$5,778	$(445)	(7.7)%	$34	0.6%
Cost of sales	4,443	4,837	4,855	(394)	(8.1)%	(18)	(0.4)%
	924	975	923	(51)	(5.2)%	52	5.6%
Operating expenses	595	594	542	1	0.2%	52	9.6%
Operating profit	$329	$381	$381	$(52)	(13.6)%	$—	—%
Operating profit margin	6.1%	6.6%	6.6%

Summary analysis of the Net sales change for New Equipment for 2024 and 2023 compared with the prior years was as follows:

Components of Net sales change:	2024	2023
Organic	(6.4)%	2.6%
Foreign currency translation	(1.4)%	(2.1)%
Acquisitions/Divestitures, net and Other	0.1%	0.1%
Total % change	(7.7)%	0.6%

2024 Compared with 2023

The organic sales decrease of (6.4)% was driven by a greater than 20% decline in China, partially offset by mid single-digit organic sales growth in Americas and Asia Pacific and low single-digit organic sales growth in EMEA.

New Equipment operating profit decreased $(52) million including foreign exchange headwinds of $(8) million. The impacts of lower volume and unfavorable regional and product mix were partially offset by favorable price, productivity including the benefits from UpLift, and commodity tailwinds. Operating margin decreased 50 basis points.

2023 Compared with 2022

The organic sales increase of 2.6% was driven by mid single-digit organic sales growth in EMEA and low single-digit organic sales growth in Americas and Asia.

New Equipment operating profit was flat, including $(26) million of foreign exchange headwinds. Higher volume, favorable price, improved productivity and commodity tailwinds were partially offset by regional and product mix headwinds and higher selling, general and administrative costs. Operating margin was flat.

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

Summary performance for Service for 2024, 2023 and 2022 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2024	2023	2022	2024 compared with 2023		2023 compared with 2022
Net sales	$8,894	$8,397	$7,801	$497	5.9%	$596	7.6%
Cost of sales	5,533	5,173	4,791	360	7.0%	382	8.0%
	3,361	3,224	3,010	137	4.2%	214	7.1%
Operating expenses	1,176	1,210	1,178	(34)	(2.8)%	32	2.7%
Operating profit	$2,185	$2,014	$1,832	$171	8.5%	$182	9.9%
Operating profit margin	24.6%	24.0%	23.5%

Summary analysis of the Net sales change for Service for 2024 and 2023 compared with the prior years was as follows:

Components of Net sales change:	2024	2023
Organic	6.8%	7.7%
Foreign currency translation	(1.2)%	(0.4)%
Acquisitions/Divestitures, net and Other	0.3%	0.3%
Total % change	5.9%	7.6%

2024 Compared with 2023

Net Sales

The organic sales increase of 6.8% is due to organic sales increases in maintenance and repair of 5.7% and modernization of 11.7%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	5.7%	11.7%
Foreign currency translation	(1.1)%	(1.5)%
Acquisitions/Divestitures, net and Other	0.3%	0.1%
Total % change	4.9%	10.3%

Operating profit

Service operating profit increased $171 million including foreign exchange headwinds of $(21) million. Higher volume, improved pricing on maintenance contracts, and productivity including the benefits from UpLift were partially offset by inflationary pressures, including annual wage increases and higher material costs. Operating margin increased 60 basis points.

2023 Compared with 2022

Net Sales

The organic sales increase of 7.7% is due to organic sales increases in maintenance and repair of 7.8%, and modernization of 7.3%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic	7.8%	7.3%
Foreign currency translation	(0.3)%	(0.8)%
Acquisitions/Divestitures, net and Other	0.3%	0.4%
Total % change	7.8%	6.9%

Operating Profit

Service operating profit increased $182 million including foreign exchange tailwinds of $4 million, primarily driven by higher volume, improved pricing on maintenance contracts and productivity, which were partially offset by annual wage increases and other inflationary pressures, including higher material costs. Operating margin increased 50 basis points.

Corporate and Unallocated

(dollars in millions)	2024	2023	2022
General corporate expenses and other	$158	$126	$87
UpLift restructuring	31	25	—
Other restructuring	40	42	60
UpLift transformation costs	65	16	—
Separation-related adjustments	177	—	—
Russia operations	—	—	5
Russia sale and conflict-related charges	—	—	28
Litigation-related settlement costs	18	—	—
Held for sale impairment	18	—	—
Other, net	(1)	—	—
Total Corporate and Unallocated	$506	$209	$180

General corporate expenses and other increased $32 million and $39 million in 2024 compared to 2023 and 2023 compared to 2022, respectively, primarily due to higher corporate costs and the impact of foreign currency mark-to-market adjustments.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs, held for sale impairment and Russia, see "Note 22: Segment Financial Data" to the Consolidated Financial Statements in Item 8 in this Form 10-K. For additional discussion of the restructuring and UpLift transformation costs, see "Note 16: Restructuring and Transformation Costs" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

LIQUIDITY AND FINANCIAL CONDITION

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to the capital markets.

As of December 31, 2024, we had cash and cash equivalents of approximately $2.3 billion, of which approximately 37% was held by the Company's foreign subsidiaries. Domestic cash and cash equivalents as of December 31, 2024 includes amounts that will be used to fund the repayment at maturity of the $1.3 billion 2.056% notes due April 5, 2025. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. The amount of such restricted cash was $21 million and $6 million as of December 31, 2024 and 2023, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of December 31, 2024 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$2,300	$1,274
Total debt	8,324	6,898
Net debt (total debt less cash and cash equivalents)	6,024	5,624
Total equity	(4,785)	(4,855)
Total capitalization (total debt plus total equity)	3,539	2,043
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,239	769

Total debt to total capitalization	235%	338%
Net debt to net capitalization	486%	731%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

The following is a summary of the long-term debt issuances and repayments in 2024, 2023 and 2022:

(dollars in millions)

Issuance Date	Description of Debt	Aggregate Principal Balance
November 19, 2024	2.875% notes due 2027 (€850 million principal value)	$899
November 19, 2024	5.125% notes due 2031	600
August 16, 2023	5.25% notes due 2028	750

Repayment Date	Description of Debt	Aggregate Principal Paid
November 13, 2023	0.000% notes due 2023 (€500 million principal value)	$534
January 14, 2022	LIBOR plus 45 bps floating rate notes due 2023	500

A portion of the proceeds from the November 2024 issuance of the Euro and USD notes listed above will be used to fund the repayment at maturity of the Company's currently outstanding $1.3 billion 2.056% notes due April 5, 2025. The remainder of the proceeds were used to fund the repayment of the Company's commercial paper and for other general corporate purposes.

The proceeds from the August 2023 issuance of $750 million notes listed above were used to fund the repayments of Otis' commercial paper and €500 million 0.000% notes that were due in November 2023, with the remainder used for other general corporate purposes.

There is no commercial paper outstanding as of December 31, 2024. For additional discussion of borrowings, see "Note 9: Borrowings and Lines of Credit" in Item 8 of this Form 10-K.

Share Repurchase Program

On December 1, 2022, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $200 million was remaining as of December 31, 2024.

On January 16, 2025, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock.

Under these programs, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Consolidated Statements of Cash Flows.

(dollars in millions)	2024	2023	2022
Net cash flows provided by (used in):
Operating activities	$1,563	$1,627	$1,560
Investing activities	(164)	(183)	(33)
Financing activities	(309)	(1,350)	(3,652)
Effect of exchange rate changes on cash and cash equivalents	(49)	(9)	(157)
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,041	$85	$(2,282)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The decrease in net cash provided by operating activities in 2024 compared to 2023 was primarily driven by Separation-related and UpLift-related net payments, approximately $49 million and $86 million, respectively, in 2024, compared to net payments of approximately $25 million and $20 million, respectively, in 2023. Working capital activity includes a smaller decrease in Accounts receivable, net in 2024 compared to 2023 due to the timing of billings and collections, mostly offset by a smaller increase in Accounts payable in 2024 compared to 2023 due to the timing of payments to suppliers and other activity.

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

During 2024, net cash provided by operating activities was $1.6 billion. Net income of $1.7 billion includes approximately $185 million of income taxes benefits and approximately $200 million of interest income, partially offset by $194 million of indemnification expense resulting from the outcome of the German tax litigation during the third quarter of 2024, none of which resulted in cash flow activity during 2024. A decrease in Accounts receivable, net, due to the timing of billings and collections is mostly offset by an increase in Accounts payable due to the timing of payments to suppliers. For additional discussion of the German tax litigation, see "Note 1: Business Overview" and "Note 21: Contingent Liabilities" in Item 8 of this Form 10-K.

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

The decrease in net cash used in investing activities in 2024 compared to 2023 was primarily driven by the net cash receipts from the settlement of derivative instruments in 2024 compared to net cash payments in 2023 partially offset by acquisitions of businesses and intangible assets. The increase in net cash used in investing activities in 2023 compared to 2022 was primarily driven by net cash payments from the settlement of derivative instruments in 2023 compared to net cash receipts in 2022, as well as the absence of net proceeds from the sale of our business in Russia in 2022.

During 2024, net cash used in investing activities was $164 million. The primary drivers of the outflow related to $126 million of capital expenditures and $87 million of acquisitions of businesses and intangible assets, partially offset by $49 million of net cash receipts from the settlement of derivative instruments.

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

The decrease in net cash used in financing activities in 2024 compared to 2023 was primarily due to the net proceeds from the long-term debt issued in 2024. The decrease in net cash used in financing activities in 2023 compared to 2022 was primarily due to the absence of the settlement of the Tender Offer in 2022.

During 2024, net cash used in financing activities was $309 million. The primary drivers of the outflow were the repurchases of our Common Stock of $1.0 billion, dividends paid on our Common Stock and to noncontrolling shareholders of $606 million and $94 million, respectively, and acquisitions of noncontrolling interest shares of $75 million, including approximately $70 million for our subsidiary in Japan. These were partially offset by the net proceeds from the long-term debt issuance of $1.5 billion.

During 2023, net cash used in financing activities was $1.4 billion. The primary drivers of the outflow were the repurchases of our Common Stock of $800 million and dividends paid on our Common Stock and to noncontrolling shareholders of $539 million and $85 million, respectively. Additionally, net repayments of short-term borrowings of $113 million and repayments of long-term debt of $534 million were funded by $741 million of net proceeds from the issuance of long-term debt.

For additional discussion of borrowing activity, see "Note 9: Borrowings and Lines of Credit" in Item 8 in this Form 10-K.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2026 Euro Notes, the 2027 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. ("Highland"), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 9: Borrowings and Lines of Credit" in Item 8 in this Form 10-K for additional information.

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

The following tables set forth the summarized financial information as of and for the years ended December 31, 2024 and 2023 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

	Year Ended December 31,
(dollars in millions)	2024	2023
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	10	9
Income from consolidated subsidiaries	49	143
Income (loss) from operations excluding income from consolidated subsidiaries	(191)	(11)
Net income (loss) excluding income from consolidated subsidiaries	(364)	(119)

	As of December 31,
(dollars in millions)	2024	2023
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	1,490	63
Noncurrent assets (investments in consolidated subsidiaries)	1,198	1,236
Noncurrent assets (excluding investments in consolidated subsidiaries)	37	43
Current liabilities (intercompany payables to non-guarantor subsidiaries)	6,277	3,753
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,625	119
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	5,100	5,880

	Year Ended December 31,
(dollars in millions)	2024	2023
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	1	1
Income from consolidated subsidiaries	420	477
Income (loss) from operations excluding income from consolidated subsidiaries	(1)	(1)
Net income (loss) excluding income from consolidated subsidiaries	(248)	(196)

	As of December 31,
(dollars in millions)	2024	2023
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$75
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	460	518
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	4	1
Current liabilities (intercompany payables from non-guarantor subsidiaries)	9	—
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,513	3,467
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	2,017	1,199

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

Revenue Recognition from Contracts with Customers

We recognize revenue in accordance with FASB ASC Topic 606: Revenue from Contracts with Customers and its related amendments, (referred to, collectively, as "ASC 606"). For new equipment and modernization contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. Contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

The long-term nature of the contracts, the complexity of the products and the scale of the projects can affect our ability to estimate costs precisely. In developing our cost estimates, we utilize a combination of our historical costs experience and expected costs considering current circumstances. We review cost estimates for modification on significant new equipment and modernization contracts on a quarterly basis and when circumstances change, and for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method and we review changes in contract estimates for their impact on net sales or operating profit in the Consolidated Financial Statements. Modifications are recognized as a cumulative catch-up or treated as a separate accounting contract if the modification adds distinct goods or services and the modification is priced at its stand-alone selling price.

See "Note 2: Summary of Significant Accounting Policies" in Item 8 in this Form 10-K.

Income Taxes

The future tax benefit arising from deductible temporary differences and tax carryforwards was $576 million and $618 million as of December 31, 2024 and 2023, respectively. Management estimates that our earnings during the periods when the temporary differences become deductible will be generally sufficient to realize the related future income tax benefits, which may be realized over an extended period of time. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

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

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, we initially perform a qualitative assessment (commonly known as "step zero") to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires judgments by management about economic conditions including the entity’s operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel and other events that could impact the reporting unit. If management concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, no further impairment testing is required. If we determine, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of the reporting unit exceeds its carrying value.

We completed the annual goodwill impairment test for all of our reporting units as of July 1, 2024 and determined that no adjustment to goodwill was necessary as the fair value of each reporting unit was in excess of the carrying value of each reporting unit.

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

In the following table, we show the sensitivity of our pension plan liabilities to a 25 basis point change in the discount rates for benefit obligations, as of December 31, 2024:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation	$(22)	$23

The impact on the net periodic pension (benefit) cost, the accumulated postretirement benefit obligation and the net periodic postretirement (benefit) cost is each less than $1 million.

Pension expense is also sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have decreased or increased 2024 pension expense by approximately $2 million.

The weighted-average discount rates used to measure pension liabilities and costs utilize each plan’s specific cash flows and are then compared to high-quality bond indices for reasonableness. Global market interest rates decreased in 2024 as compared with 2023, and, as a result, the weighted-average discount rate used to measure pension liabilities was 3.3% in 2024 and 3.4% in 2023.

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

Otis' contractual obligations and commitments as of December 31, 2024 are discussed below. See also "Note 12: Employee Benefit Plans" in Item 8 of this Form 10-K for further discussion of our expected pension and postretirement contributions.

Long-term Debt

See "Note 9: Borrowings and Lines of Credit" in Item 8 of this Form 10-K for further discussion of our long-term debt principal payments as of December 31, 2024. In the following table, we show the timing of payments of interest on long-term debt as of December 31, 2024:

		Payments Due by Period
(dollars in millions)	Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt - future interest	$1,738	$216	$395	$285	$842

For long-term debt denominated in foreign currencies, the interest payments above reflect U.S. dollar amounts using foreign currency exchange rates as of December 31, 2024.

Purchase Obligations

Purchase obligations include amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders. Where it is not practically feasible to determine the legally enforceable portion of our obligation under certain of our long-term purchase agreements, we include additional expected purchase obligations beyond what may be legally enforceable. We enter into contractual purchase commitments with suppliers and service vendors to support our information technology that are either necessary to operate our business or result from implementing strategic initiatives. In the following table, we show the timing of payments of total purchase obligations as of December 31, 2024:

		Payments Due by Period
(dollars in millions)	Total	2025	2026-2027	2028-2029	Thereafter
Purchase obligations	$1,606	$1,062	$477	$67	$—

Other Long-term Liabilities

Other long-term liabilities in the table below includes obligations related to product, service and warranty policies, estimated remediation costs and contractual indemnities, and are included in Other long-term liabilities on the "Consolidated Balance Sheets" in Item 8 of this Form 10-K. The timing of expected cash flows associated with these obligations is based upon management's estimates over the terms of these agreements and is largely based upon historical experience. In the following table, we show the timing of these payments as of December 31, 2024:

		Payments Due by Period
(dollars in millions)	Total	2025	2026-2027	2028-2029	Thereafter
Other long-term liabilities	$192	$10	$105	$14	$63

The amounts above include $80 million of non-current contractual payables due to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation pursuant to the TMA. Otis will reimburse RTX for those tax payments through 2026.

Unrecognized Tax Benefits

Otis has unrecognized tax benefits of $149 million as of December 31, 2024. The timing of when such unrecognized tax benefits will become realizable is uncertain. See "Note 15: Income Taxes" in Item 8 in this Form 10-K for additional discussion on unrecognized tax benefits.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market exposures are to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To manage certain of those exposures, we use derivative instruments, including forward contracts. Derivative instruments utilized in our hedging activities are viewed as risk management tools, involve relatively little complexity and are not used for trading or speculative purposes. We diversify the counterparties used and monitor the concentration of risk to limit our counterparty exposure.

To quantify our market risk exposure, we perform a sensitivity analysis based on hypothetical changes in foreign currency exchange rates and interest rates.

Refer to "Note 2: Summary of Significant Accounting Policies", "Note 9: Borrowings and Lines of Credit" and "Note 17: Financial Instruments" in Item 8 in this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments, including the average aggregate notional amount of our outstanding foreign currency and commodity price hedges during 2024 and 2023.

Foreign Currency Risk

For our non-U.S. based entities, a substantial portion of revenues are generated, and costs are incurred, in local currencies. We transact business in various foreign currencies, which exposes our cash flows and earnings to changes in foreign currency exchange rates. We periodically enter into sales contracts denominated in currencies other than the functional currency of the parties to the transaction, which can create foreign exchange exposure.

The value of certain foreign currencies as compared to the U.S. dollar may impact Otis’ financial results. We have a high volume of foreign currency exposures that result from our international net sales, purchases, investments and other international transactions. International net sales were approximately $10.0 billion, $10.2 billion and $9.9 billion in 2024, 2023 and 2022, respectively.

We manage foreign currency exposures associated with committed foreign currency purchases and sales, as well as foreign currency denominated assets and liabilities that are created in the ordinary course of business. Foreign exchange exposures arising from intercompany loan and deposit transactions are also hedged regularly. More than insignificant exposures that cannot be naturally offset are generally hedged with foreign currency derivatives. The aggregate notional amount of our outstanding foreign currency hedges was approximately $5.1 billion and $4.9 billion as of December 31, 2024 and 2023, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. An unfavorable exchange rate movement of 10% to our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $124 million and $120 million as of December 31, 2024 and 2023, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions or investments being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments or investments, when taken together, do not create material market risk.

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

As discussed in "Note 17: Financial Instruments" in Item 8 in this Form 10-K, as of December 31, 2024 we have ¥21.5 billion ($137 million) of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, as well as derivative instruments that qualify as net investment hedges against our investments in certain European businesses with notional amounts of €150 million ($156 million) and Asian businesses with notional amounts of HK$1.3 billion and ¥2.1 billion ($178 million total). As of December 31, 2024, these net investment hedges are deemed to be effective.

As of December 31, 2024 we have approximately €2.0 billion ($2.0 billion) of Euro denominated long-term debt. This debt was issued by a subsidiary with Euro functional currency. The currency effects of this debt are reflected in the Accumulated other comprehensive income (loss) within Shareholder's (Deficit) Equity in the Balance Sheet in Item 8 in this Form 10-K. Refer to "Note 9: Borrowings and Lines of Credit" in Item 8 in this Form 10-K for additional discussion of our borrowings.

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

Interest Rate Risk

A 100 basis points increase in interest rates would have had an approximate $400 million reduction on the fair value of our fixed-rate debt as of December 31, 2024 and 2023. Our long-term debt portfolio consists of fixed-rate instruments, and, therefore, any fluctuation in market interest rates is not expected to have a material effect on the Company's results of operations. Additionally, the investors in our fixed-rate debt obligations generally do not have the right to demand we pay off these obligations prior to maturity. Therefore, we believe our exposure to interest rate risk on our fixed-rate debt is not material.

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

Management has assessed the effectiveness of Otis' internal control over financial reporting as of December 31, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, Otis' internal control over financial reporting was effective as of December 31, 2024. The effectiveness of Otis' internal control over financial reporting, as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Otis Worldwide Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs at Completion for New Equipment and Modernization Contracts

As described in Notes 2 and 22 to the consolidated financial statements, the Company recognized $5.4 billion and $1.7 billion of revenue from new equipment and modernization contracts, respectively, for the year ended December 31, 2024. For new equipment and modernization contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. As disclosed by management, contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. The long-term nature of the contracts, the complexity of the products and the scale of the projects can affect management’s ability to estimate costs precisely. In developing the cost estimates, management utilizes a combination of the historical costs and expected costs considering current circumstances. Management reviews cost estimates for modification on significant new equipment and modernization contracts on a quarterly basis and when circumstances change and, for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. Management records changes in contract estimates using the cumulative catch-up method and reviews changes in contract estimates for their impact on net sales or operating profit in the consolidated financial statements. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 4, 2025

We have served as the Company’s auditor since 2019.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts; shares in millions)	2024	2023	2022
Net sales:
Product sales	$5,367	$5,812	$5,864
Service sales	8,894	8,397	7,821
	14,261	14,209	13,685
Costs and expenses:
Cost of products sold	4,459	4,843	4,949
Cost of services sold	5,545	5,173	4,816
Research and development	152	144	150
Selling, general and administrative	1,861	1,884	1,763
	12,017	12,044	11,678
Other income (expense), net	(236)	21	26
Operating profit	2,008	2,186	2,033
Non-service pension cost (benefit)	—	5	2
Interest expense (income), net	(31)	150	143
Net income before income taxes	2,039	2,031	1,888
Income tax expense	305	533	519
Net income	1,734	1,498	1,369
Less: Noncontrolling interest in subsidiaries' earnings	89	92	116
Net income attributable to Otis Worldwide Corporation	$1,645	$1,406	$1,253

Earnings per share (Note 3):
Basic	$4.10	$3.42	$2.98
Diluted	$4.07	$3.39	$2.96

Weighted average number of shares outstanding
Basic shares	401.7	411.4	420.0
Diluted shares	404.4	414.6	423.0

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)	2024	2023	2022
Net income	$1,734	$1,498	$1,369
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(13)	(93)	(55)
Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss)	(2)	(90)	146
Amortization of actuarial (gain) loss and prior service credit	—	(1)	10
Other	6	(1)	11
	4	(92)	167
Tax benefit (expense)	(2)	22	(47)
Pension and postretirement benefit plan adjustments, net of tax	2	(70)	120
Change in unrealized cash flow hedging:
Unrealized cash flow hedging gain (loss)	2	6	(3)
Adjustment for net (gain) loss realized and included in net income	—	(8)	(1)
Change in unrealized cash flow hedging, net of tax	2	(2)	(4)

Other comprehensive income (loss), net of tax	(9)	(165)	61
Comprehensive income (loss), net of tax	1,725	1,333	1,430
Less: Comprehensive (income) loss attributable to noncontrolling interest	(75)	(85)	(6)
Comprehensive income attributable to Otis Worldwide Corporation	$1,650	$1,248	$1,424

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in millions)	2024	2023
Assets
Cash and cash equivalents	$2,300	$1,274
Accounts receivable (net of allowance for expected credit losses of $125 and $130)	3,428	3,538
Contract assets	706	717
Inventories	557	612
Other current assets	679	259
Total Current Assets	7,670	6,400
Future income tax benefits	302	323
Fixed assets, net	701	727
Operating lease right-of-use assets	422	416
Intangible assets, net	311	335
Goodwill	1,548	1,588
Other assets	362	328
Total Assets	$11,316	$10,117

Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$1,351	$32
Accounts payable	1,879	1,878
Accrued liabilities	1,921	1,873
Contract liabilities	2,598	2,696
Total Current Liabilities	7,749	6,479
Long-term debt	6,973	6,866
Future pension and postretirement benefit obligations	434	462
Operating lease liabilities	298	292
Future income tax obligations	207	245
Other long-term liabilities	383	493
Total Liabilities	16,044	14,837
Commitments and contingent liabilities (Note 21)
Redeemable noncontrolling interest	57	135
Shareholders' Equity (Deficit):
Common Stock and additional paid-in-capital	265	213
Treasury Stock	(3,390)	(2,382)
Accumulated deficit	(978)	(2,005)
Accumulated other comprehensive income (loss)	(745)	(750)
Total Shareholders' Equity (Deficit)	(4,848)	(4,924)
Noncontrolling interest	63	69
Total Equity (Deficit)	(4,785)	(4,855)
Total Liabilities and Equity (Deficit)	$11,316	$10,117

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	$119	$(725)	$(2,256)	$(763)	$(3,625)	$481	$(3,144)	$160
Net income	—	—	1,253	—	1,253	101	1,354	15
Other comprehensive income (loss), net of tax and foreign currency reclassifications (Note 14)	—	—	—	171	171	(12)	159	(98)
Stock-based compensation and Common Stock issued under employer plans	61	—	(2)	—	59	—	59	—
Cash dividends declared ($1.11 per Common Share)	—	—	(465)	—	(465)	—	(465)	—
Repurchase of Common Shares	—	(850)	—	—	(850)	—	(850)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(86)	(86)	(14)
Reclassification of noncontrolling interest to forward purchase agreement and redeemable noncontrolling interest (Note 1)	—	—	(1,482)	—	(1,482)	(403)	(1,885)	1,476
Acquisitions, disposals and other changes	(18)	—	87	—	69	(10)	59	(1,404)
Balance as of December 31, 2022	162	(1,575)	(2,865)	(592)	(4,870)	71	(4,799)	135
Net income	—	—	1,406	—	1,406	83	1,489	9
Other comprehensive income (loss), net of tax	—	—	—	(158)	(158)	(3)	(161)	(4)
Stock-based compensation and Common Stock issued under employer plans	51	—	(2)	—	49	—	49	—
Cash dividends declared ($1.31 per Common Share)	—	—	(539)	—	(539)	—	(539)	—
Repurchase of Common Shares	—	(807)	—	—	(807)	—	(807)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(79)	(79)	(9)
Acquisitions, disposals and other changes	—	—	(5)	—	(5)	(3)	(8)	4
Balance as of December 31, 2023	213	(2,382)	(2,005)	(750)	(4,924)	69	(4,855)	135
Net income	—	—	1,645	—	1,645	80	1,725	9
Other comprehensive income (loss), net of tax	—	—	—	5	5	(5)	—	(9)
Stock-based compensation and Common Stock issued under employer plans	53	—	(3)	—	50	—	50	—
Cash dividends declared ($1.51 per Common Share)	—	—	(606)	—	(606)	—	(606)	—
Repurchase of Common Shares	—	(1,008)	—	—	(1,008)	—	(1,008)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(81)	(81)	(12)
Acquisitions, disposals and other changes	(1)	—	(9)	—	(10)	—	(10)	(66)
Balance as of December 31, 2024	$265	$(3,390)	$(978)	$(745)	$(4,848)	$63	$(4,785)	$57
See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)	2024	2023	2022
Operating Activities:
Net income	$1,734	$1,498	$1,369
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	181	193	191
Deferred income tax expense (benefit)	(31)	(61)	(16)
Stock compensation cost	73	64	67
Gain from reversal of German Tax Litigation interest accrual (Note 1)	(50)	—	—
Change in:
Accounts receivable, net	(68)	(239)	(309)
Contract assets and liabilities, current	(40)	(30)	38
Inventories	26	15	(65)
Other current assets	(354)	38	52
Accounts payable	57	152	272
Accrued liabilities	85	33	(84)
Pension and postretirement contributions	(51)	(48)	(34)
Other operating activities, net	1	12	79
Net cash flows provided by operating activities	1,563	1,627	1,560
Investing Activities:
Capital expenditures	(126)	(138)	(115)
Acquisitions of businesses and intangible assets, net of cash (Note 8)	(87)	(36)	(46)
Dispositions of businesses, net of cash (Note 8)	—	—	61
Proceeds from sale of (investments in) marketable securities, net	(9)	4	(7)
Receipts (payments) on settlements of derivative contracts, net	49	(28)	65
Other investing activities, net	9	15	9
Net cash flows provided by (used in) investing activities	(164)	(183)	(33)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	11	(113)	113
Issuance of long-term debt	1,497	747	—
Payment of debt issuance costs	(11)	(6)	—
Repayment of long-term debt	—	(534)	(500)
Dividends paid on Common Stock	(606)	(539)	(465)
Repurchases of Common Stock	(1,007)	(800)	(850)
Acquisition of noncontrolling interest shares (Note 1)	(75)	—	(1,802)
Dividends paid to noncontrolling interest	(94)	(85)	(118)
Other financing activities, net	(24)	(20)	(30)
Net cash flows provided by (used in) financing activities	(309)	(1,350)	(3,652)
Effect of foreign exchange rate changes on cash and cash equivalents	(49)	(9)	(157)
Net increase (decrease) in cash and cash equivalents	1,041	85	(2,282)
Cash, cash equivalents and restricted cash, beginning of year	1,280	1,195	3,477
Cash, cash equivalents and restricted cash, end of year	2,321	1,280	1,195
Less: Restricted cash	21	6	6
Cash and cash equivalents, end of period	$2,300	$1,274	$1,189
Supplemental cash flow information:
Interest paid	$172	$132	$134
Income taxes paid, net of (refunds)	586	546	562
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

UpLift

During 2023, the Company announced UpLift to transform the Company's operating model. UpLift includes, among other aspects, the standardization of processes and improvement of supply chain procurement, as well as organizational changes which result in restructuring actions. See Note 16, "Restructuring and Transformation Costs" for information regarding UpLift restructuring actions and related costs incurred.

German Tax Litigation

In August 2024, we received a favorable ruling regarding a tax litigation in Germany. As a result, income tax benefits of approximately $185 million and related interest income of approximately $200 million are included in Income tax expense (benefit) and Interest expense (income), net, respectively, in the Consolidated Statements of Operations for 2024. The income tax benefits are recorded as an income tax receivable in Other current assets in the Consolidated Balance Sheets as of December 31, 2024. The interest income includes the reversal of an interest accrual of $50 million and recognition of an interest receivable of approximately $140 million reflected in Accrued liabilities and Other current assets, respectively, in the Consolidated Balance Sheets as of December 31, 2024.

Pursuant to the Tax Matters Agreement ("TMA") with RTX Corporation ("RTX", our former parent), the Company recorded indemnification expense of $194 million for amounts due to RTX resulting from the outcome of this tax litigation in Germany. This expense is included in Other expense (income), net in the Consolidated Statements of Operations 2024, and the resulting amounts due to RTX are included in Accrued liabilities in the Consolidated Balance Sheets as of December 31, 2024.

See Note 15, "Income Taxes" and Note 21, "Contingencies" for additional information.

Acquisitions of Noncontrolling Interests

In 2024, we purchased all of the outstanding shares of our consolidated subsidiary in Japan from the noncontrolling shareholders for approximately $70 million.

In 2021, the Company announced its Tender Offer to acquire all of the issued and outstanding shares of Zardoya Otis not owned by the Company in cash, and its intention to delist the shares of Zardoya Otis from the Spanish stock exchanges subsequent to the Tender Offer (the "Tender Offer"). The price per share of the Tender Offer was €7.07 in cash as of March 31, 2022, after adjustments for dividends paid. The Tender Offer was approved by the Spanish regulator on February 28, 2022. As a result of the Tender Offer approval, the issued and outstanding shares of Zardoya Otis owned by Euro Syns, S.A. ("Euro Syns") were reclassified to current liabilities as Forward purchase agreement, and the remaining shares not owned by the Company were deemed redeemable at the option of the other shareholders and were reclassified from Noncontrolling interest to Redeemable noncontrolling interest on our Consolidated Financial Statements. The difference between the historical noncontrolling interest carrying value in the balance sheet and the fair value of the Tender Offer was recorded to Accumulated deficit.

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

The Company owned a controlling interest and had operational control of Otis Mobility (formerly Zardoya Otis) during 2024, 2023 and 2022, and therefore its financial results are included in our Consolidated Financial Statements. The Company owned 50.02% of Otis Mobility prior to the Tender Offer and 100% after completion of the Tender Offer.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation. The accompanying Consolidated Financial Statements include the accounts of Otis and its controlled subsidiaries, as well as entities where Otis has a variable interest and is the primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation. The factors we use to determine the primary beneficiary of a variable interest entity ("VIE") may include decision authority, control over management of day-to-day operations and the amount of our equity investment in relation to others' investments.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic conditions, including inflationary pressures, higher interest rates and tighter credit conditions as of December 31, 2024 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Consolidated Financial Statements resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of these macroeconomic conditions, as well as other factors, could result in material impacts to our Consolidated Financial Statements in future reporting periods.

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

Restricted Cash. In certain circumstances we are required to maintain cash deposits with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. Our restricted cash balances are $21 million and $6 million as of December 31, 2024 and 2023, respectively, which are primarily included in Other current assets in the Consolidated Balance Sheets.

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

Retainage and Unbilled Receivables. Current and long-term accounts receivable as of December 31, 2024 and 2023 include retainage of $57 million and $63 million, respectively, and unbilled receivables of $129 million and $119 million, respectively. Retainage represents amounts that, pursuant to the applicable contract, are not due until after project completion and acceptance by the customer. Unbilled receivables represent revenues that are earned but may not be currently billable to the customer under the terms of the contract. These items are expected to be billed and collected in the ordinary course of business. Unbilled receivables where we have an unconditional right to payment are included in Accounts receivable, net as of December 31, 2024 and 2023.

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

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Performance obligations partially satisfied in advance of customer billings are included in Contract assets, current. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. See Note 4, "Contract Assets and Liabilities" for further discussion of contract assets and liabilities.

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

Equity Method Investments. Entities in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other assets in the Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee entity is included in Other income (expense), net in the Consolidated Statements of Operations since the activities of the investee entity are closely aligned with the operations of the Company. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the operating segment level. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identified that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. When it is determined that a quantitative analysis is required, the Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. The Company completed its most recent annual impairment testing as of July 1, 2024, and determined in the qualitative assessment that quantitative testing is not necessary. There were no triggering events since the annual impairment test.

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

The U.S. Tax Cuts and Jobs Act ("TCJA") subjects the Company to a tax on Global Intangible Low-Taxed Income ("GILTI"). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We account for GILTI as a period cost as incurred.

See Note 15, "Income Taxes" for additional information.

Revenue Recognition. We recognize revenue in accordance with FASB ASC Topic 606: Revenue from Contracts with Customers and its related amendments, (referred to, collectively, as "ASC 606"). The Company's revenue streams include new equipment, maintenance and repair, and modernization. New equipment, modernization and repair services revenue are recognized over time as we are enhancing an asset the customer controls. Maintenance revenue is recognized on a straight-line basis over the life of the maintenance contract.

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

For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which corresponds with and best depicts transfer of control or the enhancement of the customer’s assets. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs. In developing our cost estimates, we utilize a combination of our historical cost experience and expected costs considering current circumstances. Specific to new equipment and modernization arrangements, the Company, based on project progression, reviews cost estimates for modification on significant contracts on a quarterly basis and when circumstances change, and for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. These estimates form the basis for the amount of revenue to be recognized and include the latest updated total transaction price, costs and risks for each contract. These estimates for our ongoing contracts may materially change due to the change and completions of the contract scopes, cost estimates and customers' plans, among other factors.

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

Transaction Price Considerations. Our contracts with customers typically include fixed payments to Otis. These fixed payments are generally received as we progress the performance obligations to the customers. As a result, we have not identified any significant financing elements in our contracts, and our contracts do not have significant estimates related to variable consideration except in the case of a project having an underlying performance issue, which is rare. In situations where multiple performance obligations in a single contract exist (e.g., both new equipment and maintenance), the transaction price is allocated to each performance obligation in proportion to its stand-alone selling price. Estimates are made to account for changes in transaction prices attributable to pricing disputes that occur subsequent to the inception of contracts, based upon historical experience and the status of contracts.

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

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of December 31, 2024, our total RPO was approximately $17.6 billion. Of the total RPO as of December 31, 2024, we expect approximately 90% will be recognized as sales over the following 24 months.

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

Based on the applicable supplier agreements, the payment terms of these supplier invoices typically range between 30 and 120 days from the invoice date. Additionally, in 2024, we have initiated new programs with payment terms of 240 days from the invoice date.

The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $714 million and $627 million as of December 31, 2024 and 2023, respectively, including $67 million as of December 31, 2024 related to the new programs with payment terms of 240 days from the invoice date. These obligations are included in Accounts payable in the Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.

The Company or the financial institutions may terminate the agreements with advanced notice. Otis has pledged no assets in connection with its supplier finance programs.

The changes in outstanding obligations confirmed as valid by the Company under its supplier finance programs for 2024 are as follows:

(dollars in millions)	2024
Confirmed obligations outstanding as of January 1	$627
Invoices confirmed during the year	2,118
Confirmed invoices paid during the year	(2,013)
Foreign currency exchange impact	(18)
Confirmed obligations outstanding as of December 31	$714

Self-Insurance. The Company is primarily self-insured for a number of risks including, but not limited to, workers’ compensation, general liability, automobile liability and employee-related healthcare benefits. The Company has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses within Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets, totaling $238 million and $256 million as of December 31, 2024 and 2023, respectively.

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

Designated Derivative Instruments. Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. All derivative instruments are recorded in the Consolidated Balance Sheets at fair value. Derivatives are used to hedge foreign currency denominated balance sheet items and commodity prices for materials recognized in cost of sales, and are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate. Gains and losses on derivatives designated as cash flow hedges are recorded in Other comprehensive income (loss), net of tax and reclassified to earnings as a component of product sales or expenses, as applicable, when the hedged transaction occurs. Gains and losses on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Consolidated Statement of Cash Flows until reclassification to earnings. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

Additional information pertaining to net investment hedging is included in Note 17, "Financial Instruments".

Non-Designated Derivative Instruments. To the extent the hedge accounting criteria are not applied, the foreign currency forward contracts and commodity price contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Additional information pertaining to these contracts is included in Note 17, "Financial Instruments".

In addition, the Company periodically enters into sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the embedded derivative component of these contracts. The changes in the fair value of these embedded derivatives are immaterial in 2024, 2023 and 2022.

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

Other Income (Expense), Net. Other income (expense), net includes the impact of changes in the fair value and settlement of certain derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on marketable securities, impairments, UpLift transformation costs, Separation-related adjustments, gains on insurance recoveries and certain other infrequent operating income and expense items. See Note 16, "Restructuring and Transformation Costs" for additional details on UpLift transformation costs.

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

The Company recorded $18 million in 2022 in Additional paid-in capital for transaction costs associated with the acquisition of shares of Otis Mobility (formerly Zardoya Otis) not owned by the Company. Refer to Note 1, "Business Overview" for additional information on the Tender Offer. There were no transaction costs recorded in Additional paid-in capital in 2024 and 2023.

Noncontrolling Interest. Ownership interest in the Company's consolidated subsidiaries held by parties other than the Company are presented separately from Shareholders' Equity (Deficit) as "Noncontrolling interest" within equity in the Consolidated Balance Sheets. The amount of net income attributable to Otis Worldwide Corporation and the noncontrolling interest are both presented in the Consolidated Statements of Operations.

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

The activity attributable to noncontrolling interest and redeemable noncontrolling interest for 2024, 2023 and 2022 is presented in the Consolidated Statements of Changes in Equity.

Separation from UTC and Related Costs. The Separation, as further described in Note 1, "Business Overview", was completed pursuant to a Separation and Distribution Agreement ("Separation Agreement") and other agreements with our former parent, UTC, and Carrier Global Corporation ("Carrier"), related to the Separation, including but not limited to a tax matters agreement (the "Tax Matters Agreement" or "TMA").

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early application permitted. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted this standard effective for the reporting period December 31, 2024. The adoption of this standard resulted in additional disclosure. See Note 22, "Segment Financial Data" for further details.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact our consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure, in the notes to financial statements, on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant which among other items include items such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact our consolidated financial position, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after December 31, 2024 did not and are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 3: Earnings per Share

(dollars in millions, except per share amounts; shares in millions)	2024	2023	2022
Net income attributable to common shareholders	$1,645	$1,406	$1,253

Basic weighted average number of shares outstanding	401.7	411.4	420.0
Stock awards and equity units (share equivalent)	2.7	3.2	3.0
Diluted weighted average number of shares outstanding	404.4	414.6	423.0

Earnings Per Share of Common Stock:
Basic	$4.10	$3.42	$2.98
Diluted	$4.07	$3.39	$2.96

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. Lastly, the computations of diluted earnings per share include outstanding awards granted prior to the Separation from UTC and converted upon the Separation, in accordance with the Employee Matters Agreement. There were 0.7 million, 1.0 million and 2.3 million of anti-dilutive stock awards excluded from the computation for 2024, 2023 and 2022 respectively.

The impact of redeemable noncontrolling interest to Net income attributable to common shareholders was immaterial for 2024, 2023, and 2022.

Note 4: Contract Assets and Liabilities

Contract assets reflect revenue recognized in advance of customer billings. Contract liabilities are recognized when a customer pays consideration, or we have an unconditional right to receive consideration, in advance of the satisfaction of performance obligations under the contract. We receive payments from customers based on the terms established in our contracts, which are payments in advance of performing work, progress payments as we perform contract work over time, or in some cases, payments upon completion of work.

Total Contract assets and Contract liabilities as of December 31, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Contract assets, current	$706	$717
Total contract assets	706	717

Contract liabilities, current	2,598	2,696
Contract liabilities, noncurrent (included within Other long-term liabilities)	38	48
Total contract liabilities	2,636	2,744
Net contract liabilities	$1,930	$2,027

Contract assets decreased by $11 million and Contract liabilities decreased by $108 million during 2024, primarily as a result of the movement of foreign exchange rates. The balances were also impacted by the progression of current contracts and the timing of billing on customer contracts relative to the progression on the contracts, which were mostly offsetting during 2024.

During 2024, 2023 and 2022, we recognized revenue of approximately $2.0 billion each year related to the contract liabilities as of January 1, 2024, 2023, and 2022.

Note 5: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31:

(dollars in millions)	2024	2023
Trade receivables	$3,285	$3,390
Unbilled receivables	129	119
Miscellaneous receivables	84	96
Customer financing notes receivable	55	63
	3,553	3,668
Less: allowance for expected credit losses	(125)	(130)
Accounts receivable, net	$3,428	$3,538

Credit Losses. We are exposed to credit losses primarily through our net sales of products and services to our customers which are recorded as Accounts Receivable, net in the Consolidated Balance Sheets. We evaluate each customer's ability to pay through assessing customer creditworthiness, historical experience and current economic conditions through a reasonable forecast period. Factors considered in our evaluation of assessing collectability and risk include: underlying value of any collateral or security interests, significant past due balances, historical losses and existing economic conditions including country and political risk. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses. We may require collateral or prepayment to mitigate credit risk.

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

The changes in allowance for credit losses related to Accounts receivable, net for 2024, 2023 and 2022 are as follows:

(dollars in millions)	2024	2023	2022
Balance as of January 1	$130	$152	$175
Provision for expected credit losses	34	29	5
Write-offs charged against the allowance for expected credit losses	(32)	(48)	(22)
Foreign exchange and other	(7)	(3)	(6)
Balance as of December 31	$125	$130	$152

Note 6: Inventories

Inventories consisted of the following as of December 31:

(dollars in millions)	2024	2023
Raw materials and work-in-process	$134	$154
Finished goods	423	458
Total	$557	$612

Raw materials and work-in-process and finished goods are net of valuation write-downs of $82 million and $87 million as of December 31, 2024 and 2023, respectively.

Note 7: Fixed Assets

Fixed assets consisted of the following as of December 31:

(dollars in millions)	Estimated Useful Lives	2024	2023
Land		$38	$40
Buildings and improvements	20 - 40 Years	516	543
Machinery and equipment	3 - 12 Years	1,234	1,270
Assets under construction		105	106
		1,893	1,959
Less: Accumulated depreciation		(1,192)	(1,232)
Total		$701	$727

Depreciation expense was $120 million, $126 million and $118 million in 2024, 2023 and 2022, respectively.

Note 8: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $87 million, $36 million and $46 million (including debt assumed) in 2024, 2023 and 2022, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances in 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2024
New Equipment	$295	$—	$(18)	$277
Service	1,293	46	(68)	1,271
Total	$1,588	$46	$(86)	$1,548

Changes in our Goodwill balances in 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2023
New Equipment	$292	$—	$3	$295
Service	1,275	7	11	1,293
Total	$1,567	$7	$14	$1,588

Intangible Assets. Identifiable intangible assets are comprised of the following:

	2024		2023
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$1,930	$(1,640)	$1,989	$(1,679)
Patents, trademarks/trade names	18	(16)	20	(16)
Customer relationships and other	52	(39)	56	(42)
	2,000	(1,695)	2,065	(1,737)
Unamortized:
Trademarks and other	6	—	7	—
Total	$2,006	$(1,695)	$2,072	$(1,737)

Amortization of intangible assets was $62 million, $67 million and $73 million in 2024, 2023 and 2022, respectively. Excluding the impact of acquisitions, currency translation adjustments and the reclassification of $16 million of intangible assets, net to assets held for sale in 2024, there were no other significant changes in our Intangible Assets during 2024, 2023 and 2022.

The estimated future amortization of intangible assets over the next five years is as follows:

(dollars in millions)	2025	2026	2027	2028	2029
Future amortization	$60	$45	$39	$33	$30

Disposals and Held for Sale Assets and Liabilities. As of December 31, 2024, assets and liabilities held for sale were $38 million and $9 million, respectively, and are included in Other current assets and Accrued liabilities, respectively, in the Consolidated Balance Sheets. As of December 31, 2023, assets held for sale were $11 million, and were included in Other current assets in the Consolidated Balance Sheets.

As of December 31, 2024, the assets and liabilities of one of our non-U.S. subsidiaries, primarily in the Service segment, are classified as assets and liabilities held for sale. It is the Company's intention to complete the sale of these assets and liabilities within the next 12 months. These assets and liabilities held for sale were $25 million and $9 million, respectively, as of December 31, 2024. In 2024, the Company recorded an impairment loss of $18 million related to the net assets held for sale in Other expense (income), net in the Consolidated Statements of Operations.

On July 27, 2022, we sold our business in Russia to a third party. In 2022, the Company recorded the loss on sale and related charges of $21 million in Other expense (income), net in the Consolidated Statements of Operations.

Note 9: Borrowings and Lines of Credit

Short-term borrowings consisted of the following as of December 31:

(dollars in millions)	2024	2023
Commercial paper	$—	$—
Other borrowings	51	32
Total short-term borrowings	$51	$32

Commercial Paper. As of December 31, 2024, there were no borrowings outstanding under the Company's $1.5 billion unsecured, unsubordinated commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

Long-Term Debt. As of December 31, 2024, we have a credit agreement ("Credit Agreement") with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, effective March 10, 2023, with an interest rate on US dollar denominated borrowings at Otis' option of the Term Secured Overnight Financing Rate ("SOFR") plus 0.10% or a base rate, and an interest rate on Euro denominated borrowings at Otis' option of the EURIBO rate or a daily simple Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin initially is 1.25% for Term SOFR rate, EURIBO rate and daily simple ESTR rate borrowings, and 0.25% for base rate borrowings, and can fluctuate determined by reference to Otis' public debt ratings, as specified in the Credit Agreement. As of December 31, 2024, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper. On March 10, 2023, we terminated all commitments outstanding under the previous credit agreement, which was scheduled to expire on April 3, 2025.

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

On November 19, 2024, we issued $600 million unsecured, unsubordinated seven-year notes due November 19, 2031 with an interest rate of 5.125% and €850 million Euro denominated ($899 million), unsecured, unsubordinated three-year notes due November 19, 2027 with an interest rate of 2.875%. A portion of the net proceeds of the notes will be used to fund the repayment at maturity of the $1.3 billion 2.056% Notes due April 5, 2025. The remainder of the proceeds were used to fund the repayment of the Company's commercial paper borrowings and for other general corporate purposes.

Our revolving credit agreement and indentures contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Company's and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement requires that we maintain a maximum consolidated leverage ratio, as defined in the agreement. The revolving credit agreement and indentures also contain events of default customary for financings of these types. The Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all notes as of December 31, 2024.

Long-term debt, including current portion, consisted of the following as of December 31:

(dollars in millions)	2024	2023
2.056% notes due 2025	$1,300	$1,300
0.37% notes due 2026 ( ¥21.5 billion principal value)	137	150
0.318% notes due 2026 (€600 million principal value)	624	658
2.293% notes due 2027	500	500
2.875% notes due 2027 (€850 million principal value)	885	—
5.25% notes due 2028	750	750
2.565% notes due 2030	1,500	1,500
5.125% notes due 2031	600	—
0.934% notes due 2031 (€500 million principal value)	520	548
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	6	4
Total principal long-term debt	8,322	6,910
Other (discounts and debt issuance costs)	(49)	(44)
Total long-term debt	8,273	6,866
Less: current portion	1,300	—
Long-term debt, net of current portion	$6,973	$6,866

We may redeem any series of notes at our option pursuant to certain terms.

Debt discounts and debt issuance costs are presented as a reduction of debt in the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Consolidated Statements of Operations for 2024, 2023 and 2022 reflects the following:

(dollars in millions)	2024	2023	2022
Debt issuance costs amortization	$8	$7	$8
Total interest expense on debt	183	155	140

The unamortized debt issuance costs as of December 31, 2024 and 2023 were $45 million and $42 million, respectively.

The average maturity of our long-term debt as of December 31, 2024 is approximately 6.5 years. The average interest expense rate on our borrowings as of December 31, 2024 and 2023 was as follows:

	2024	2023
Short-term commercial paper	—%	—%
Total long-term debt	2.7%	2.5%

The average interest expense rate on our borrowings for 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Short-term commercial paper	5.4%	5.1%	2.3%
Total long-term debt	2.5%	2.1%	2.0%

The schedule of principal payments required on long-term debt, excluding finance leases, for the next five years and thereafter is:

(dollars in millions)	Principal Payments
2025	$1,300
2026	762
2027	1,385
2028	750
2029	—
Thereafter	4,119
Total	$8,316

Note 10: Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

(dollars in millions)	2024	2023
Accrued salaries, wages and employee benefits	$579	$592
Contractual indemnity obligations	244	46
Accrued interest	147	205
VAT and other non-income tax payables	123	116
Operating lease liabilities	120	117
Accrued income taxes payable	75	141
Other liabilities	633	656
Total	$1,921	$1,873

Accrued interest primarily consists of interest accrued for uncertain tax positions, as well as $64 million and $58 million of interest accrued for borrowings as of December 31, 2024 and 2023, respectively, as described in Note 9, "Borrowings and Lines of Credit". Accrued interest also included interest for the German tax litigation as of December 31, 2023, as described in Note 21, "Contingent Liabilities".

As of December 31, 2024, Contractual indemnity obligations includes a $194 million payable to RTX, resulting from the outcome of the German tax litigation as described in Note 21, "Contingent Liabilities".

Note 11: Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

(dollars in millions)	2024	2023
General, product and auto liability	$137	$139
Contractual indemnity obligations	80	149
Employee benefits	92	95
Other liabilities	74	110
Total	$383	$493

The Contractual indemnity obligations consist of payables to RTX, resulting from the TMA. See Note 2, "Summary of Significant Accounting Policies" for further details.

Note 12: Employee Benefit Plans

The Company sponsors numerous single-employer domestic and foreign employee benefit plans.

Employee Savings Plans. We sponsor various employee savings plans. Our contributions to employer-sponsored defined contribution plans were $71 million, $65 million and $64 million for 2024, 2023, and 2022, respectively.

Pension Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension plans that cover a large number of our employees. While we sponsor domestic pension plans that provide retirement benefits to certain employees, they are not a material component of the projected benefit obligation. Our plans use a December 31 measurement date consistent with our fiscal year.

(dollars in millions)	2024	2023
Change in benefit obligation:
Beginning balance	$957	$853
Service cost	32	29
Interest cost	32	33
Actuarial (gain) loss	25	75
Benefits paid	(46)	(35)
Net settlement, curtailment and special termination benefits	(9)	(21)
Other	(42)	23
Ending balance	$949	$957

Change in plan assets:
Beginning balance	$609	$589
Actual return on plan assets	57	13
Employer contributions	51	48
Benefits paid	(46)	(35)
Settlements	(9)	(21)
Other	(25)	15
Ending balance	$637	$609

Funded status:
Fair value of plan assets	$637	$609
Benefit obligations	(949)	(957)
Funded status of plan	$(312)	$(348)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$115	$98
Current liability	(28)	(23)
Noncurrent liability	(399)	(423)
Net amount recognized	$(312)	$(348)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$98	$103
Prior service cost	1	1
Net amount recognized	$99	$104

The amounts included in "actuarial (gain) loss" in the above table are primarily due to changes in discount rate assumptions driven by changes in corporate bond yields. The amounts included in "Other" in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Australia, Canada, France, Germany, Japan, South Korea, Spain and Switzerland.

In 2024, 2023 and 2022 we made cash contributions to our defined benefit pension plans of $51 million, $48 million and $33 million, respectively.

Information for pension plans with accumulated benefit obligations or projected benefit obligations in excess of plan assets as of December 31 are as follows:

(dollars in millions)	2024	2023
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$397	$628
Accumulated benefit obligation	353	555
Fair value of plan assets	3	192

Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$707	$704
Accumulated benefit obligation	609	605
Fair value of plan assets	280	257

The accumulated benefit obligation for all defined benefit pension plans was approximately $0.8 billion as of December 31, 2024 and 2023.

The components of the net periodic pension cost are as follows:

(dollars in millions)	2024	2023	2022
Service cost	$32	$29	$39
Interest cost	32	33	16
Expected return on plan assets	(34)	(31)	(25)
Recognized actuarial net loss	1	(1)	10
Net settlement, curtailment and special termination benefits loss (gain)	1	4	—
Net periodic pension cost – employer	$32	$34	$40

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

(dollars in millions)	2024	2023	2022
Current year actuarial (gain) loss	$2	$93	$(144)
Amortization of actuarial gain (loss)	—	1	(10)
Net settlement and curtailment (loss) gain	(1)	(4)	—
Other	(6)	1	(11)
Total recognized in other comprehensive (income) loss	$(5)	$91	$(165)
Net recognized in net periodic pension cost and other comprehensive (income) loss	$27	$125	$(125)

The amounts included in "Other" in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Canada, Germany, South Korea, Switzerland, and Turkey.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Cost
	2024	2023	2024	2023	2022
Discount rate	3.3%	3.4%	3.4%	3.8%	1.5%
Salary scale	3.1%	3.2%	3.2%	3.1%	3.0%
Expected return on plan assets	—	—	5.3%	5.1%	4.2%
Interest crediting rate	1.8%	1.7%	1.7%	2.1%	1.2%

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

The fair values of pension plan assets as of December 31, 2024 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$72	$3	$—	$—	$75
Global Equity Funds at net asset value (5)	—	—	—	143	143
Fixed income securities:
Governments	14	2	—	—	16
Corporate Bonds	44	—	—	—	44
Fixed income securities at net asset value (5)	—	—	—	140	140
Real estate (2) (5)	12	17	—	9	38
Other (3) (5)	5	122	—	23	150
Cash and cash equivalents (4) (5)	27	—	—	3	30
Total	$174	$144	$—	$318	636
Other assets and liabilities (6)					1
Total as of December 31, 2024					$637

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
(6) Represents trust receivables and payables that are not leveled.

The fair values of pension plan assets as of December 31, 2023 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$66	$2	$—	$—	$68
Global Equity Funds at net asset value (5)	—	—	—	138	138
Fixed income securities:
Governments	14	1	—	—	15
Corporate Bonds	42	1	—	—	43
Fixed income securities at net asset value (5)	—	—	—	101	101
Real estate (2) (5)	9	16	—	9	34
Other (3) (5)	5	122	—	27	154
Cash and cash equivalents (4) (5)	15	—	—	40	55
Total	$151	$142	$—	$315	$608
Other assets and liabilities (6)					1
Total as of December 31, 2023					$609

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

We expect to make total contributions of approximately $44 million to our global defined benefit pension plans in 2025, including benefit payments to be paid directly from corporate assets.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $77 million in 2025, $64 million in 2026, $64 million in 2027, $64 million in 2028, $62 million in 2029, and $326 million from 2030 through 2034.

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The benefit obligation was $6 million and $7 million as of December 31, 2024, and 2023, respectively. The net periodic cost was less than $1 million for 2024, 2023 and 2022. Other comprehensive losses of $1 million were recognized during 2024 and 2023, related to changes in benefit obligations.

The projected benefit obligation discount rate was 6.8% and 7.2% as of December 31, 2024 and 2023, respectively. The Net Cost discount rate was 7.2%, 7.0% and 5.0% for 2024, 2023 and 2022, respectively.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $1 million each year from 2025 through 2029, and $3 million from 2030 through 2034.

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

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2024 and 2023 is for the plan’s year-end at June 30, 2023 and June 30, 2022, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Our significant plan is in the green zone which represents a plan that is at least 80% funded and does not require a financial improvement plan ("FIP") or a rehabilitation plan ("RP").

(dollars in millions)		PPA Zone Status		FIP/RP Status	Contributions			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2024	2023	Pending/Implemented	2024	2023	2022
National Elevator Industry Pension Plan	23-2694291	Green	Green	No	$134	$128	$112	No	7/8/2027
Other funds					9	9	8
Total					$143	$137	$120

For the plan years ended June 30, 2023 and 2022, respectively, we were listed in the National Elevator Industry Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, the Form 5500 was not available for the plan year ending June 30, 2024.

In addition, we participate in multiemployer arrangements that provide postretirement benefits other than pensions, with the National Elevator Industry Health Benefit Plan being the most significant. These arrangements generally provide medical and life benefits for eligible active employees and retirees and their dependents. Contributions to multiemployer plans that provide postretirement benefits other than pensions were $20 million, $20 million and $17 million for 2024, 2023 and 2022, respectively.

Stock-Based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective on April 3, 2020. A total of 45 million shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted share unit awards, stock appreciation rights, stock options, and performance-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted share units held for more than one year may become vested and exercisable (if applicable), subject to certain terms and conditions. Awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year generally remain eligible to vest based on actual performance relative to target metrics. All other restricted awards generally have a three-year vesting period. We currently intend to issue new shares for share option exercises and conversions under our equity compensation arrangements, and will continue to evaluate this policy in connection with our share repurchase program. As of December 31, 2024, approximately 19 million shares remain available for awards under the 2020 Plan.

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

Stock-based compensation expense and the resulting tax benefits in 2024, 2023 and 2022 were as follows:

(dollars in millions)	2024	2023	2022
Stock-based compensation expense (Share Based)	$73	$64	$67
Stock-based compensation expense (income) (Liability Awards)	—	—	(1)
Total gross stock-based compensation expense	73	64	66
Less: future tax benefit	(7)	(7)	(8)
Stock-based compensation expense, net of tax	$66	$57	$58

For 2024, 2023 and 2022, the amount of cash received from the exercise of stock options was $4 million, $6 million and $5 million, respectively, with an associated tax benefit realized of $11 million, $6 million and $2 million, respectively. In addition, for 2024, 2023 and 2022, the associated tax benefit realized from the vesting of performance share units and other restricted awards was $10 million, $9 million and $7 million, respectively. The tax benefit was computed using current U.S. federal and state taxes rates applicable in 2024, 2023 and 2022.

As of December 31, 2024, there was approximately $101 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.0 years.

A summary of the activity under Otis' plans for 2024 follows:

	Stock Appreciation Rights		Restricted Share Units		Performance Share Units		Stock Options
(shares in thousands)	Shares	Average Price*	Shares	Average Price**	Shares	Average Price **	Shares	Average Price *
Outstanding at:
December 31, 2023	7,741	$67.55	862	$78.60	844	$80.30	188	$62.94
Granted (1)	661	92.10	582	94.95	767	85.74	5	91.94
Exercised / Earned (1)	(2,348)	63.47	(449)	79.05	(595)	67.61	(69)	55.49
Cancelled	(108)	84.50	(52)	86.81	(63)	87.87	—	—
December 31, 2024	5,946	$71.58	943	$88.01	953	$92.08	124	$68.21

* Weighted-average grant price
** Weighted-average grant fair value
(1) Includes annual retainer awards issued to the Board of Directors

The weighted-average grant date fair value of stock options and stock appreciation rights granted by Otis, during 2024, 2023 and 2022 was $24.34, $24.67 and $20.14, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, and other restricted stock awards granted by Otis during 2024, 2023 and 2022 was $89.54, $84.88 and $81.67, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2024, 2023 and 2022 was $78 million, $65 million and $35 million, respectively. The total fair value (which is the stock price at vesting) of performance share units and other restricted awards vested was $95 million, $75 million and $53 million during 2024, 2023 and 2022, respectively.

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of December 31, 2024:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price *	Aggregate Intrinsic Value	Remaining Term **	Awards	Average Price *	Aggregate Intrinsic Value	Remaining Term **
Stock Options/Stock Appreciation Rights	6,043	$71.43	$128	5.0 years	4,968	$67.87	$123	4.2 years
Performance Share Units/Restricted Share Units	1,823	—	$169	1.3 years	—	—	—	—

* Weighted-average grant price per share
** Weighted-average contractual remaining term in years

The fair value of each option award is estimated on the date of grant using a Binomial Lattice model. The following table indicates the assumptions used in estimating fair value for 2024, 2023 and 2022. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2024	2023	2022
Expected volatility	26.1% - 26.8%	27.8% - 28.1%	26.7% - 27.7%
Weighted-average volatility	26.8%	27.9%	26.8%
Expected term (in years)	5.3	6.2	6.2
Expected dividend yield	1.6%	1.5%	1.2%
Risk-free rate	3.6% - 3.7%	3.4% - 4.7%	0.0% - 4.1%

Starting in 2023, the expected volatility for Otis was calculated using a blend of Otis and peer-group stock volatility. Prior to 2023, we assessed the trading history of Otis' stock at the time of the valuations and determined that the trading history was not sufficient to support the award valuation, given the length of the expected term. Therefore, the expected volatility prior to 2023 for Otis was calculated based on the average of the volatility of the peer group within the industry. The estimate for equity award exercise and employee termination behavior within the valuation model incorporates Otis employee data from prior to the Separation. The expected term represents an estimate of the period of time equity awards are expected to remain outstanding. The risk-free rate is based on the term structure of interest rates at the time of equity award grant.

The Company uses a Monte Carlo simulation approach based on a three-year measurement period to determine fair value of performance share units. This approach includes the use of assumptions regarding the future performance of the Company’s stock and those of a peer group. Those assumptions include expected volatility, risk-free interest rates, correlations and dividend yield.

Note 13: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of December 31, 2024 or 2023.

Common Stock. There are 2.0 billion shares of $0.01 par value Common Stock authorized. As of December 31, 2024 and 2023, 438.6 million and 437.0 million shares of Common Stock were issued, respectively, which includes 41.0 million and 30.4 million shares of treasury stock, respectively.

Treasury Stock. As of December 31, 2024, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which approximately $200 million was remaining at such time.

During 2024, 2023 and 2022, the Company repurchased 10.6 million, 9.6 million and 11.1 million shares of Common Stock, respectively, for approximately $1.0 billion, $800 million and $850 million, respectively. Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock in the Consolidated Balance Sheets as of December 31, 2024 and 2023, as well as within financing activities in the Consolidated Statements of Cash Flows when paid.

On January 16, 2025, our Board of Directors revoked the remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock.

The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Note 14: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for 2024, 2023 and 2022 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(642)	$(128)	$7	$(763)
Other comprehensive income (loss) before reclassifications, net	47	113	(3)	157
Amounts reclassified upon change in Otis' share of Zardoya Otis ownership (Note 1)	(69)	—	—	(69)
Amounts reclassified, pre-tax	77	10	(1)	86
Tax expense (benefit) reclassified	—	(3)	—	(3)
Balance as of December 31, 2022	(587)	(8)	3	(592)
Other comprehensive income (loss) before reclassifications, net	(87)	(69)	6	(150)
Amounts reclassified, pre-tax	1	(1)	(8)	(8)
Tax expense (benefit) reclassified	—	—	—	—
Balance as of December 31, 2023	(673)	(78)	1	(750)
Other comprehensive income (loss) before reclassifications, net	1	2	2	5
Amounts reclassified, pre-tax	—	—	—	—
Tax expense (benefit) reclassified	—	—	—	—
Balance as of December 31, 2024	$(672)	$(76)	$3	$(745)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 12, "Employee Benefit Plans" for additional information.

Amounts reclassified in 2022 for foreign currency translation are related to our Russia business. See Note 8, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Note 15: Income Taxes

Income Before Income Taxes. The sources of income from operations before income taxes are:

(dollars in millions)	2024	2023	2022
United States	$505	$565	$484
Foreign	1,534	1,466	1,404
Net income before income taxes	$2,039	$2,031	$1,888

As a result of the TCJA the Company determined it no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, Otis recorded the international taxes associated with the future remittance of these earnings as part of the Separation from UTC. For the remainder of the Company's undistributed international earnings, unless tax effective to repatriate, Otis will continue to permanently reinvest these earnings. As of December 31, 2024, such undistributed earnings were approximately $7.2 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.

Provision for Income Taxes. The income tax expense (benefit) for 2024, 2023 and 2022 consisted of the following components:

(dollars in millions)	2024	2023	2022
Current:
United States:
Federal	$74	$82	$68
State	45	50	43
Foreign	217	462	424
	336	594	535
Future:
United States:
Federal	(11)	(24)	(4)
State	(1)	(5)	(1)
Foreign	(19)	(32)	(11)
	(31)	(61)	(16)
Income tax expense	$305	$533	$519
Attributable to items (charged) credited to (deficit) equity	$(6)	$16	$(50)

Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes	1.7%	1.8%	1.7%
Tax on international activities	(8.4)%	4.3%	4.6%
U.S. tax effect of foreign earnings	(1.0)%	(0.8)%	0.3%
Separation-related indemnity payments	1.8%	—%	—%
Other	(0.1)%	(0.1)%	(0.1)%
Effective income tax rate	15.0%	26.2%	27.5%

U.S. tax effect of foreign earnings includes Base Erosion Anti Abuse Tax ("BEAT"), Foreign-Derived Intangible Income ("FDII"), Global Intangible Low-Taxed Income ("GILTI"), and Subpart F Income.

The Separation-related indemnity payments represent nondeductible payments due to our former parent.

The 2024 effective tax rate is lower than the 2023 effective tax rate and the statutory U.S. rate primarily due to recognition of estimated tax benefits arising as a result of the resolution of the German tax litigation and the reduction of a deferred tax liability related to the mitigation of future repatriation costs.

The 2023 effective tax rate is lower than the 2022 effective tax rate primarily due to the absence of the tax impact related to the sale of our Russia business recorded in 2022, as well as the release of valuation allowances on non-U.S. losses and U.S. foreign tax credits, reduction in the deferred tax liability related to lower withholding tax on repatriation of certain foreign earnings, and reversal of tax reserves related to the U.S. foreign tax credit regulations, all recorded in 2023.

The 2023 and 2022 effective tax rates are higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate.

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

The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and obligations as of December 31, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Future income tax benefits:
Insurance and employee benefits	$109	$118
Other asset basis differences	113	115
Other liability basis differences	349	358
Tax loss carryforwards	201	208
Tax credit carryforwards	54	58
Valuation allowances	(250)	(239)
Total future income tax benefits	$576	$618

Future income tax obligations:
Intangible assets	$143	$145
Other assets basis differences	203	258
Total future income tax obligations	$346	$403

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain foreign temporary differences to reduce the future income tax benefits to expected realizable amounts.

Tax Credit and Loss Carryforwards. As of December 31, 2024, tax credit carryforwards, principally federal and state, and tax loss carryforwards, principally foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2025-2029	$7	$47
2030-2034	15	22
2035-2044	2	80
Indefinite	30	707
Total	$54	$856

Unrecognized Tax Benefits. As of December 31, 2024, the Company had gross tax-effected unrecognized tax benefits of $149 million, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for 2024, 2023 and 2022 is as follows:

(dollars in millions)	2024	2023	2022
Balance at January 1	$394	$386	$392
Additions for tax positions related to the current year	12	10	25
Additions for tax positions of prior years	—	7	3
Reductions for tax positions of prior years	(12)	(8)	(32)
Settlements	(245)	(1)	(2)
Balance at December 31	$149	$394	$386

Gross interest expense (income) related to unrecognized tax benefits	$(146)	$6	$2
Total accrued interest balance at December 31	$84	$148	$143

The decrease in unrecognized tax benefits and associated interest in 2024 is primarily due to the resolution of the German tax litigation. See Note 21, "Contingent Liabilities" for discussion regarding the German tax litigation.

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

A subsidiary of Otis engaged in tax-related litigation in Belgium received a favorable appellate court decision in 2018. The Belgian tax authorities appealed the decision to the Court of Cassation (the equivalent of the Supreme Court in Belgium). On December 4, 2020, the Court of Cassation overturned the decision of the appellate court and remanded the case to the appellate court for reconsideration. Following a hearing on March 20, 2023, the Antwerp Appellate Court ruled against the Company. Otis has decided not to appeal the decision, which marks the end of this litigation. Otis expects to receive the assessment for tax and interest in 2025. The associated tax and interest have been fully reserved and are included in the range below.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The evaluation considers any additional worldwide uncertain tax positions, the closure of tax statutes or the re-valuation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. Based on the preceding factors, it is reasonably possible that within the next 12 months unrecognized tax benefits could change within the range of a $10 million increase to an $80 million decrease and associated interest could change within the range of a $10 million increase to an $80 million decrease.

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

During 2024, 2023 and 2022, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions beginning in 2023, as follows:

(dollars in millions)	2024			2023			2022
	UpLift	Other	Total	UpLift	Other	Total	Total
Cost of products and services sold	$8	$20	$28	$—	$6	$6	$22
Selling, general and administrative	23	20	43	25	36	61	38
Total	$31	$40	$71	$25	$42	$67	$60

Restructuring costs incurred and expected, unless otherwise indicated, are approximately 30% New Equipment and 70% Service. Although this reflects the segments to which the restructuring costs relate, refer to Note 22 for more information about our measure of segment performance (segment operating profit), which no longer includes restructuring costs, among other items, beginning in 2024.

UpLift Restructuring Actions and Transformation Costs. In 2023, we announced UpLift to transform our operating model. UpLift includes, among other aspects, the standardization of our processes and improvement of our supply chain procurement, as well as organizational changes which result in restructuring actions.

UpLift restructuring actions were approved in 2023, with additional actions initiated in 2024 and further actions expected through 2025. These costs are primarily severance related costs. We expect these actions initiated during 2024 and 2023 to be substantially completed and cash to be paid by the end of 2025. Expected total costs and remaining costs to incur for the actions initiated are approximately $80 million and $24 million, respectively.

In 2024 and 2023, we incurred $65 million and $16 million of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), which are recorded in Other income (expense), net in the Consolidated Statements of Operations. The UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement.

Other Restructuring Actions. The other restructuring expenses incurred during 2024, 2023 and 2022 were primarily the result of restructuring programs initiated related to severance and facility exit costs. We are targeting to complete in 2025 the majority of the remaining restructuring actions initiated in 2024 and 2023, with certain utilization beyond 2025 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $101 million and $29 million, respectively. Remaining costs are expected to be approximately 90% New Equipment and 10% Service.

In January 2025, we announced the reorganization of our operations in China, which among other aspects, will result in restructuring actions. See Note 23, "Subsequent Events" for additional information.

Restructuring Accruals. The following table summarizes the accrual balance and utilization for the restructuring actions, which are primarily for severance costs:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2022	$—	$41	$41
Net restructuring costs	25	42	67
Utilization, foreign exchange and other costs	(12)	(48)	(60)
Restructuring accruals as of December 31, 2023	13	35	48
Net restructuring costs	31	40	71
Utilization, foreign exchange and other costs	(31)	(51)	(82)
Restructuring accrual as of December 31, 2024	$13	$24	$37

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was approximately $5.3 billion and $4.6 billion as of December 31, 2024 and 2023, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $14 million and $21 million as of December 31, 2024 and 2023, respectively.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Classification	2024	2023
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$5	$2
Commodity contracts	Other current assets	—	1
Foreign exchange contracts	Other assets	4	2
	Total asset derivatives	$9	$5

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(4)	$(4)
Foreign exchange contracts	Other long-term liabilities	(1)	(1)
	Total liability derivatives	$(5)	$(5)

Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$53	$20
Foreign exchange contracts	Other assets	6	4
	Total asset derivatives	$59	$24

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(39)	$(34)
Foreign exchange contracts	Other long-term liabilities	(6)	(7)
	Total liability derivatives	$(45)	$(41)

Derivatives designated as Cash flow hedging instruments. The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) was immaterial for 2024, 2023 and 2022.

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of December 31, 2024 and 2023 are presented in the table below:

(dollars in millions)	2024	2023
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$3	$1

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax loss of less than $1 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of product sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of December 31, 2024 will mature by December 2028.

Net Investment Hedges. We may use non-derivative instruments (foreign currency denominated borrowings) and derivative instruments (foreign exchange forward contracts) to hedge portions of the Company's investments in foreign subsidiaries and manage foreign exchange risk. For instruments that are designated and qualify as a hedge of net investment in foreign operations and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in foreign currency translation within Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. The remainder of the change in value of such instruments is recorded in earnings, including to the extent foreign currency denominated borrowings are not designated in, or are de-designated from, a net investment hedge relationship.

Our use of derivative instruments designated as hedges of the Company's net investment in foreign subsidiaries can vary depending on the Company's desired foreign exchange risk coverage.

We have ¥21.5 billion of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, as well as derivative instruments that qualify as net investment hedges against our investments in certain European businesses (notional amount of €150 million) and Asian businesses (notional amounts of HK$1.3 billion and ¥2.1 billion). The net investment hedges are deemed to be effective. The maturity dates of the current non-derivative and derivative instruments designated in net investment hedges range from 2025 to 2026.

In 2024, we de-designated a derivative instrument that qualified as a net investment hedge in certain Asian businesses with a notional amount of HK$1.5 billion, which was deemed to be effective until de-designation.

Additionally, we had derivative instruments with notional amount of €95 million that matured during 2023. These derivative instruments qualified as net investment hedges which were deemed to be effective until maturity.

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges in 2024, 2023 and 2022:

(dollars in millions)	2024	2023	2022
Foreign currency denominated long-term debt	$13	$13	$27
Foreign currency forward contracts	10	4	—
Total	$23	$17	$27

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, in the Consolidated Statements of Operations in 2024, 2023 and 2022 was as follows:

(dollars in millions)	2024	2023	2022
Foreign exchange contracts	$7	$20	$16

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold in the Consolidated Statements of Operations were losses of $1 million, $5 million and $9 million in 2024, 2023 and 2022, respectively.

Note 18: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Consolidated Balance Sheets as of December 31, 2024 and 2023:

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$44	$44	$—	$—
Derivative assets	68	—	68	—
Derivative liabilities	(50)	—	(50)	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$28	$28	$—	$—
Derivative assets	29	—	29	—
Derivative liabilities	(46)	—	(46)	—

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

As of December 31, 2024, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheets as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$47	$46	$55	$54
Customer financing notes receivable, net	21	19	26	23
Short-term borrowings	(51)	(51)	(32)	(32)
Long-term debt, including current portion (excluding leases and other)	(8,316)	(7,600)	(6,906)	(6,224)
Long-term liabilities, including current portion	(132)	(123)	(197)	(185)

Long-term liabilities, including current portion, as of December 31, 2024 and 2023 is primarily $131 million and $195 million, respectively, of payables to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation as a result of the TMA.

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$46	$—	$46	$—
Customer financing notes receivable, net	19	—	19	—
Short-term borrowings	(51)	—	(51)	—
Long-term debt, including current portion (excluding leases and other)	(7,600)	—	(7,600)	—
Long-term liabilities, including current portion	(123)	—	(123)	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$54	$—	$54	$—
Customer financing notes receivable, net	23	—	23	—
Short-term borrowings	(32)	—	(32)	—
Long-term debt, including current portion (excluding leases and other)	(6,224)	—	(6,224)	—
Long-term liabilities, including current portion	(185)	—	(185)	—

Note 19: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amounts of service and product guarantees were $16 million and $12 million as of December 31, 2024 and 2023, respectively.

The Company provides certain financial guarantees to third parties. As of December 31, 2024, Otis has stand-by letters of credit with maximum potential payment totaling $144 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of December 31, 2024, Otis has determined there are no estimated costs probable under these guarantees.

Note 20: Leases

ASU 2016-02, Leases (Topic 842) and its related amendments (collectively, "Lease Accounting Standard") establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability in the Consolidated Balance Sheets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations.

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

Operating lease cost for 2024, 2023 and 2022 was $166 million, $153 million and $145 million, respectively.

Supplemental cash flow information related to operating leases for 2024, 2023 and 2022 was as follows:

(dollars in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$(129)	$(129)	$(140)
Non-cash operating lease activity:
ROU assets obtained in exchange for operating lease liabilities	150	93	145

Operating lease ROU assets and liabilities are reflected on our Consolidated Balance Sheets as of December 31, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Operating lease ROU assets	$422	$416

Accrued liabilities	$120	$117
Operating lease liabilities	298	292
Total operating lease liabilities	$418	$409

Supplemental information related to operating leases as of December 31, 2024 and 2023 are as follows:

	2024	2023
Weighted Average Remaining Lease Term (in years)	4.1	4.1
Weighted Average Discount Rate	4.0%	5.1%

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2024 are as follows:

(dollars in millions)	Total
2025	$151
2026	117
2027	81
2028	49
2029	25
Thereafter	32
Total undiscounted lease payments	455
Less: imputed interest	(37)
Total discounted lease payments	$418

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

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $5 million as of December 31, 2024 and 2023, and is principally included in Other long-term liabilities in the Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

We were involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $224 million as of December 31, 2024) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of our operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. We estimate interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $123 million as of December 31, 2024).

In August 2012, a suit was filed in the local German Tax Court (Berlin-Brandenburg). In 2015, before the Separation from our former parent, UTC, now RTX, we made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In March 2016, the local German Tax Court dismissed the suit, and we appealed this decision to the German Federal Tax Court. Following a hearing in July 2018, the German Federal Tax Court remanded the matter to the local German Tax Court for further proceedings. In December 2020, the local German Tax Court ruled against the Company.

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

As a result of the court's decision, the Company expects to receive a refund of prepaid tax, prepaid interest, overpayment interest, and court fees of approximately €306 million net of tax (approximately $318 million as of December 31, 2024). We expect the refund will be paid to the Company over several quarters, which we currently expect to start in the second quarter of 2025 and continue through the end of 2025, by which time the Company expects to receive substantially all of the refund. The Company has also released the liability associated with the remaining interest of €45 million (approximately $50 million) during 2024.

Any recoveries related to this matter would be allocated between RTX and the Company pursuant to the terms of the TMA with our former parent, UTC, by way of indemnification payments. Based on its understanding of the facts and contractual provisions as of this date, and taking into account its limited access to information held by RTX to support the calculation, the Company has estimated the additional tax and interest to be paid to RTX as a result of this recovery to be $194 million and has recorded this amount in its financial statements. The parties are still in process of resolving the scope of the indemnity obligation and the final indemnity amount.

See Note 1, "General" for additional information on the impacts of the litigation and TMA activity to the Consolidated Financial Statements as of December 31, 2024.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate for 2024 and 2023.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $21 million as of December 31, 2024, and approximately $20 million to $43 million as of December 31, 2023. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $11 million and $20 million as of December 31, 2024 and 2023, respectively, which is principally recorded in Other long-term liabilities on our Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $3 million and $5 million, which is principally included in Other assets on our Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

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

Note 22: Segment Financial Data

Our operations are classified into two operating segments: New Equipment and Service. Through the New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators as well as escalators and moving walkways to customers in the residential, commercial and infrastructure projects. The Service segment provides maintenance and repair services for both our products and those of other manufacturers, and provides modernization services to upgrade elevators and escalators. The operating segments are generally based on the management structure of the Company, as well as how management allocates resources, assesses performance and makes strategic and operational decisions.

Segment Information. Otis discloses segment operating profit as its measure of segment performance, reconciled to Net income before income taxes. Segment operating profit excludes certain expenses and income that are not allocated to segments (as described below in "Corporate and Unallocated").

Effective in the first quarter of 2024, the measure of segment performance used by Otis' Chief Operating Decision Maker ("CODM"), which is the Company’s Chief Executive Officer, changed and, as a result, Otis' disclosed measure of segment performance (segment operating profit) was updated. The change to segment operating profit aligns with the update to how the CODM assesses performance and allocates resources for the Company's segments, and therefore is our measure of segment profitability in accordance with GAAP under ASC 280, Segment Reporting.

As a result of the change, restructuring costs and other items not allocated to the operating segments are presented as part of Corporate and Unallocated. The financial information presented herein reflects the impact of the measure of segment performance change for all periods presented.

The CODM assesses the performance of each operating segment and allocates resources to those segments based on net sales and segment operating profit. The discrete asset information for each segment is not presented to, or reviewed by, the CODM.

Segment information for 2024 is as follows:

	2024
(dollars in millions)	New Equipment	Service	Total
Net sales	$5,367	$8,894	$14,261
Costs and expenses:
Cost of sales	4,443	5,533	9,976
Selling, general and administrative	490	1,144	1,634
Other including research and development	105	32	137
Total segment operating profit	$329	$2,185	2,514
Corporate and Unallocated:
General corporate expenses and other			158
UpLift restructuring			31
Other restructuring			40
UpLift transformation costs			65
Separation-related adjustments			177
Litigation-related settlement costs			18
Held for sale impairment			18
Other, net			(1)
Total company operating profit			2,008
Non-service pension cost (benefit)			—
Interest expense (income), net			(31)
Net income before income taxes			$2,039

Segment information for 2023 is as follows:

	2023
(dollars in millions)	New Equipment	Service	Total
Net sales	$5,812	$8,397	$14,209
Costs and expenses:
Cost of sales	4,837	5,173	10,010
Selling, general and administrative	498	1,174	1,672
Other including research and development	96	36	132
Total segment operating profit	$381	$2,014	2,395
Corporate and Unallocated:
General corporate expenses and other			126
UpLift restructuring			25
Other restructuring			42
UpLift transformation costs			16
Total company operating profit			2,186
Non-service pension cost (benefit)			5
Interest expense (income), net			150
Net income before income taxes			$2,031

Segment information for 2022 is as follows:

	2022
(dollars in millions)	New Equipment	Service	Total
Net sales	$5,778	$7,801	$13,579
Costs and expenses:
Cost of sales	4,855	4,791	9,646
Selling, general and administrative	430	1,155	1,585
Other including research and development	112	23	135
Total segment operating profit	$381	$1,832	2,213
Corporate and Unallocated:
General corporate expenses and other			87
Other restructuring			60
Russia operations			5
Russia sale and conflict-related charges			28
Total company operating profit			2,033
Non-service pension cost (benefit)			2
Interest expense (income), net			143
Net income before income taxes			$1,888

Corporate and Unallocated includes adjustments related to the separation of Otis from RTX Corporation (previously United Technologies Corporation, "RTX") (the "Separation"), Litigation-related settlement costs, impairment loss for held for sale net assets, restructuring costs, UpLift transformation costs, as well as the results of our Russia operations and Russia sale and conflict-related charges in 2022.

Separation-related adjustments represent net adjustments of amounts due to and from RTX in accordance with the TMA. Separation-related adjustments in 2024 represent amounts due to RTX related to a favorable ruling received in August 2024 regarding the German tax litigation. Separation-related adjustments in 2024 also include a reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA and receipts from RTX in accordance with the TMA. These adjustments are recorded in Other income (expense), net in our Consolidated Statements of Operations in 2024. See Note 15, "Income Taxes" and Note 21, "Contingencies" for additional information about the German tax litigation.

Litigation-related settlement costs in 2024 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and unique facts of these matters.

Impairment loss related to net assets held for sale is recorded in Other income (expense), net in the Consolidated Statements of Operations in 2024. See Note 8, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information about the held for sale assets and liabilities.

Refer to Note 16, "Restructuring and Transformation Costs" for more information about restructuring and UpLift transformation costs.

The results of our Russia operations in 2022 and the Russia sale and conflict related charges are excluded from the segment results. See Note 8, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding the sale of our Russia business.

Geographic External Sales. Geographic Net sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. and China, there were no individually significant countries with Net sales exceeding 10% of Net sales during 2024, 2023 and 2022.

	External Net Sales			Long Lived Assets
(dollars in millions)	2024	2023	2022	2024	2023	2022
United States Operations	$4,239	$4,030	$3,834	$315	$325	$327
International Operations
China	1,919	2,444	2,573	72	83	89
Other	8,103	7,735	7,278	314	319	303
Total	$14,261	$14,209	$13,685	$701	$727	$719

Disaggregated Net sales by type. Net sales disaggregated by product and service type for 2024, 2023 and 2022 are as follows:

(dollars in millions)	2024	2023	2022
New Equipment	$5,367	$5,812	$5,864

Maintenance and Repair	7,211	6,870	6,393
Modernization	1,683	1,527	1,428
Total Service	8,894	8,397	7,821
Total	$14,261	$14,209	$13,685

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for 2024, 2023 and 2022.

Note 23: Subsequent Events

In January 2025, we announced the reorganization of our operations in China. Among other aspects, this reorganization will result in restructuring actions of approximately $40 million, which are expected to be incurred beginning in 2025. These actions include severance related costs, and we expect these actions to be mostly completed and any cash to be paid by the end of 2025.

OTIS WORLDWIDE CORPORATION
SCHEDULE II - Valuation and Qualifying Accounts
Three years ended December 31, 2024
(Dollars in millions)

Future Income Tax Benefits - Valuation Allowance
Balance, December 31, 2021	$247
Additions charged to income tax expense	29
Reductions credited to income tax expense	(23)
Other adjustments	(13)
Balance, December 31, 2022	240
Additions charged to income tax expense	16
Reductions credited to income tax expense	(22)
Other adjustments	5
Balance, December 31, 2023	239
Additions charged to income tax expense	32
Reductions credited to income tax expense	(11)
Other adjustments	(10)
Balance, December 31, 2024	$250

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chair, President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2025 Annual Meeting of Shareholders titled "Corporate governance" (under the subheadings "Proposal 1: Election of directors", "Our Board leadership structure", "Areas of Board oversight" and "Our Board nominees").

Information about our Executive Officers

The following persons are executive officers of Otis Worldwide Corporation:

Name	Position	Other Business Experience Since 1/1/2020	Age as of 2/4/2025

Tracy A. Embree	President, Otis Americas (since October 2023)	Vice President and President - Distribution, Cummins, Inc.; Vice President and President - Components, Cummins, Inc.	51
Neil Green	Executive Vice President and Chief Digital Officer (since April 2020)	Vice President, Transformation and Chief Digital Officer, Otis	54
Nora E. LaFreniere	Executive Vice President and General Counsel (since July 2021)	Executive Vice President, Chief General Counsel and Corporate Secretary, Vice President, General Counsel, Otis	53
Sally A. Loh	President, Otis China (since March 2023)	Chief Operating Officer and Chief Financial Officer, Otis China; Chief Financial Officer, Otis China	51
Abbe Luersman	Executive Vice President and Chief People Officer (since July 2021)	Chief Human Resource Officer, Ahold Delhaize	57
Cristina Méndez	Executive Vice President and Chief Financial Officer (since August 2024)	Senior Vice President Finance and Transformation, EMEA; Chief Controlling Officer and Deputy CFO, Telefónica Deutschland	44
Judith F. Marks	Chair, President and Chief Executive Officer (since February 2022)	President and Chief Executive Officer, Otis	61
Enrique Miñarro Viseras	President, Otis EMEA (since October 2023)	Senior Vice President and General Manager ("GM"), Global Precision & Science Technologies, Ingersoll Rand; Senior Vice President and GM, Global Pressure & Vacuum Solutions, Europe, Middle East, India and Africa ("EMEIA"), Ingersoll Rand; Vice President and GM, EMEIA, Gardner Denver Holdings, Inc.	47
Stephane de Montlivault	President, Otis Asia Pacific (since April 2020)	President, Otis Asia Pacific	65
Michael P. Ryan	Senior Vice President and Chief Accounting Officer (since April 2020)	Vice President and Assistant Controller, UTC	55
Peiming Zheng (Perry)	Executive Vice President, Chief Product, Delivery and Customer Officer (since March 2023)	Chief Customer Product Officer, Otis; President, Otis China	56

All of the officers serve at the pleasure of the Board of Directors of Otis Worldwide Corporation.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2025 Annual Meeting of Shareholders titled "Other important information" under the subheading "Delinquent section 16(a) reports." We have adopted a code of ethics, the Otis Absolutes, that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at https://www.otisinvestors.com/governance/governance-documents. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee and Nominations and Governance Committee are available on our website at https://www.otisinvestors.com/governance/governance-documents. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Otis Worldwide Corporation, One Carrier Place, Investor Relations, Farmington, CT 06032.

The Company has adopted an insider trading policy which governs the purchase, sale, and/or any other dispositions of our securities by its directors, officers, employees and subsidiaries and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19. Additionally, our Board of Directors has approved a share repurchase program, which allows the Company to purchase shares on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. While the Company does not have a formal written policy governing the purchase, sale, and/or any other dispositions of its securities by the Company, the Company has developed procedures that are designed to promote compliance with insider trading laws, rules and regulations with respect to the Company's share repurchase program. For more information regarding our share repurchase program, see Part II. Item 5 of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2025 Annual Meeting of Shareholders titled "Compensation of directors", "Executive compensation" and "Report of the compensation committee".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2025 Annual Meeting of Shareholders titled "Other important information" under the subheading "Stock ownership" ("Beneficial stock ownership of directors and executive officers" and "Certain beneficial owners").

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 concerning Common Stock issuable under Otis’ equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,635,709	(1)	$71.52	19,374,690	(2)
Equity compensation plans not approved by shareholders	-		-	-

(1)     Consists of the following issuable shares of Common Stock awarded under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan ("LTIP"): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding stock appreciation rights ("SARs"); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 747,239 shares of Common Stock could be issued if performance goals are achieved above target); and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units and restricted stock units under the Otis Worldwide Corporation Board of Directors Stock Unit Plan. Under the LTIP, each SAR is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs, we have used the New York Stock Exchange ("NYSE") closing price for a share of Common Stock on December 31, 2024 of $92.61. The weighted-average exercise price shown in the column above takes into account only the shares identified in clauses (i) and (ii).

(2)    Represents the maximum number of shares of Common Stock available to be awarded under the LTIP as of December 31, 2024. Performance share units, deferred stock units and restricted stock units ("Full Share Awards") will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP in an amount equal to twice the number of shares to which the award corresponds under the terms of the LTIP. Stock options and SARs do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2025 Annual Meeting of Shareholders titled "Corporate governance" under the subheading "Our board nominees" (including under the subheading "Director independence") and "Other important information" (under the subheading "Transactions with related persons").

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2025 Annual Meeting of Shareholders titled "Proposal 3: Appoint an independent auditor for 2025", including the information provided in that section with regard to "Audit Fees", "Audit-Related Fees", "Tax Fees" and "All Other Fees".

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

4.7
Supplemental Indenture No. 4, dated as of November 19, 2024, between Otis Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on November 19, 2024.

Exhibit Number	Exhibit Description
4.8
Supplemental Indenture No. 2, dated as of November 19, 2024, among Otis Worldwide Corporation, Highland Holdings S.à r.l. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.5 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on November 19, 2024.

4.9	Description of Securities.*

10.1
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

Otis Worldwide Corporation 2020 Long-Term Incentive Plan (As Amended and Restated as of January 1, 2024), incorporated by reference to Exhibit 10.1 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission file number 001-39221) filed with the SEC on April 25, 2024.

10.5
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

Otis Worldwide Corporation Short-Term Incentive Plan (As Amended and Restated as of January 1, 2024), incorporated by reference to Exhibit 10.2 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission file number 001-39221) filed with the SEC on April 25, 2024.

10.7
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

10.10
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

10.12
Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.9 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

Exhibit Number	Exhibit Description
10.13
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

10.17
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
10.22
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

Extension of Letter of Assignment for Stephane de Montlivault, effective October 1, 2023, incorporated by reference to Exhibit 10.23 of Otis’ Annual Report on Form 10-K for the year ended December 31, 2023 (Commission file number 001-39221) filed with the SEC on February 2, 2024.

10.23
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

10.26
Otis Worldwide Corporation Executive Leadership Group Severance Plan, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 18, 2020.

10.27
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

10.28
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

10.29
Schedule of Terms for Restricted Stock Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.30
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
10.33
Offer Letter between Otis Worldwide Corporation and Abbe L. Luersman, dated March 27, 2021, incorporated by reference to Exhibit 10.5 to Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-39221) filed with the SEC on October 26, 2021.

10.34
Offer Letter, dated as of June 23, 2022, by and between Anurag Maheshwari and Otis Worldwide Corporation, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission File No. 001-39221) filed with the Commission on June 27, 2022.

10.35
Offer Letter, dated as of August 22, 2023, by and between Tracy Embree and Otis Worldwide Corporation, incorporated by reference to Exhibit 10.36 of Otis’ Annual Report on Form 10-K for the year ended December 31, 2023 (Commission file number 001-39221) filed with the SEC on February 2, 2024.

10.36
Service Agreement between Otis Mobility, S.A. and Enrique Minarro Viseras, dated October 26, 2023, incorporated by reference to Exhibit 10.37 of Otis’ Annual Report on Form 10-K for the year ended December 31, 2023 (Commission file number 001-39221) filed with the SEC on February 2, 2024.

10.37
Employment Contract (Foreign National or Hong Kong, Macao or Taiwan Resident) for Sally Loh, effective January 1, 2024, incorporated by reference to Exhibit 10.38 of Otis’ Annual Report on Form 10-K for the year ended December 31, 2023 (Commission file number 001-39221) filed with the SEC on February 2, 2024.

10.38
Letter of Assignment for Sally Loh, effective January 1, 2024, incorporated by reference to Exhibit 10.39 of Otis’ Annual Report on Form 10-K for the year ended December 31, 2023 (Commission file number 001-39221) filed with the SEC on February 2, 2024.

10.39
Schedule of Terms for Performance Share Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 6, 2024), incorporated by reference to Exhibit 10.3 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission file number 001-39221) filed with the SEC on April 25, 2024.

10.40
Schedule of Terms for Restricted Stock Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 6, 2024), incorporated by reference to Exhibit 10.4 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission file number 001-39221) filed with the SEC on April 25, 2024.

10.41
Schedule of Terms for Stock Appreciation Right Awards granted under the Otis Worldwide Corporation 2020 Long -Term Incentive Plan (Effective February 6, 2024), incorporated by reference to Exhibit 10.5 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission file number 001-39221) filed with the SEC on April 25, 2024.

10.42
Schedule of Terms (July 2024) for Performance Share Unit Award (CEO one-time supplemental) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, as amended and restated as of January 1, 2024, incorporated by reference to Exhibit 10.1 of Otis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission file number 001-39221) filed with the SEC on July 25, 2024.

10.43
Schedule of Terms (July 2024) for Restricted Stock Unit Award (CEO one-time supplemental) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, as amended and restated as of January 1, 2024, incorporated by reference to Exhibit 10.2 of Otis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission file number 001-39221) filed with the SEC on July 25, 2024.

10.44
Amended and Restated Employment Agreement, dated September 18, 2024, between Cristina Méndez and Otis International Sàrl, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 20, 2024.

10.45
Letter of Assignment for Cristina Méndez, effective December 1, 2024, incorporated by reference to Exhibit 10.2 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 20, 2024.

10.46	Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, as amended and restated as of January 1, 2024.*

14	The Otis Absolutes. The Otis Absolutes may be accessed via Otis’ website at https://www.otisinvestors.com/governance/governance-documents.

19	Insider trading policies and procedures.*

Exhibit Number	Exhibit Description

21	Subsidiaries of the Registrant.*

22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

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

97
Erroneously Awarded Compensation Recovery Policy, effective September 13, 2023, incorporated by reference to Exhibit 97 of Otis' Annual Report on Form 10-K for the year ended December 31, 2023 (Commission file number 001-39221) filed with the SEC on February 2, 2024.

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

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three years ended December 31, 2024, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024, (iii) Consolidated Balance Sheets as of December 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2024, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2024, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	February 4, 2025	by:	/s/ CRISTINA MÉNDEZ
Cristina Méndez
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 4, 2025	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUDITH F. MARKS	Director, Chair, President and Chief Executive Officer	February 4, 2025
Judith F. Marks

/s/ CRISTINA MÉNDEZ	Executive Vice President and Chief Financial Officer	February 4, 2025
Cristina Méndez

/s/ MICHAEL P. RYAN	Senior Vice President and Chief Accounting Officer	February 4, 2025
Michael P. Ryan

/s/ THOMAS A. BARTLETT*	Director
Thomas A. Bartlett

/s/ JEFFREY H. BLACK*	Director
Jeffrey H. Black

/s/ JILL C. BRANNON*	Director
Jill C. Brannon

/s/ NELDA J. CONNORS*	Director
Nelda J. Connors

/s/ KATHY HOPINKAH HANNAN*	Director
Kathy Hopinkah Hannan

/s/ SHAILESH G. JEJURIKAR*	Director
Shailesh G. Jejurikar

/s/ CHRISTOPHER J. KEARNEY*	Director
Christopher J. Kearney

/s/ MARGARET M.V. PRESTON*	Director
Margaret M.V. Preston

/s/ SHELLEY STEWART, JR.*	Director
Shelley Stewart, Jr.

/s/ JOHN H. WALKER*	Director
John H. Walker

*By: /s/ NORA E. LAFRENIERE
Executive Vice President and General Counsel, as Attorney-in-fact

Date: February 4, 2025