Form 10-Q
period 2025-03-31
Otis Worldwide Corp
filed 2025-04-24
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 15, 2025 there were 394,676,593 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2025

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2025	2024
Net sales:
Product sales	$1,163	$1,280
Service sales	2,187	2,157
	3,350	3,437
Costs and expenses:
Cost of products sold	976	1,067
Cost of services sold	1,373	1,342
Research and development	37	36
Selling, general and administrative	464	462
	2,850	2,907
Other income (expense), net	(89)	14
Operating profit	411	544
Non-service pension cost (benefit)	—	—
Interest expense (income), net	45	44
Net income before income taxes	366	500
Income tax expense (benefit)	110	126
Net income	256	374
Less: Noncontrolling interest in subsidiaries' earnings	13	21
Net income attributable to Otis Worldwide Corporation	$243	$353

Earnings per share (Note 2):
Basic	$0.61	$0.87
Diluted	$0.61	$0.86

Weighted average number of shares outstanding:
Basic shares	396.6	405.2
Diluted shares	399.1	408.1

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Net income	$256	$374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(123)	(25)
Pension and postretirement benefit plan adjustments	1	9
Change in unrealized cash flow hedging	—	3
Other comprehensive income (loss), net of tax	(122)	(13)
Comprehensive income (loss), net of tax	134	361
Less: Comprehensive (income) loss attributable to noncontrolling interest	(17)	(14)
Comprehensive income attributable to Otis Worldwide Corporation	$117	$347

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,918	$2,300
Accounts receivable	3,570	3,428
Contract assets	690	706
Inventories	586	557
Other current assets	671	679
Total Current Assets	7,435	7,670
Future income tax benefits	305	302
Fixed assets (net of accumulated depreciation of $1,201 and $1,192)	708	701
Operating lease right-of-use assets	456	422
Intangible assets, net	326	311
Goodwill	1,588	1,548
Other assets	360	362
Total Assets	$11,178	$11,316
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$1,483	$1,351
Accounts payable	1,618	1,879
Accrued liabilities	1,921	1,921
Contract liabilities	2,870	2,598
Total Current Liabilities	7,892	7,749
Long-term debt	6,923	6,973
Future pension and postretirement benefit obligations	432	434
Operating lease liabilities	319	298
Future income tax obligations	217	207
Other long-term liabilities	386	383
Total Liabilities	16,169	16,044
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	62	57
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	278	265
Treasury Stock	(3,646)	(3,390)
Accumulated deficit	(889)	(978)
Accumulated other comprehensive income (loss)	(871)	(745)
Total Shareholders' Equity (Deficit)	(5,128)	(4,848)
Noncontrolling interest	75	63
Total Equity (Deficit)	(5,053)	(4,785)
Total Liabilities and Equity (Deficit)	$11,178	$11,316

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Quarter Ended March 31, 2025
Balance as of December 31, 2024	$265	$(3,390)	$(978)	$(745)	$(4,848)	$63	$(4,785)	$57
Net income	—	—	243	—	243	13	256	—
Other comprehensive income (loss), net of tax	—	—	—	(126)	(126)	2	(124)	2
Stock-based compensation and Common Stock issued under employee plans	13	—	—	—	13	—	13	—
Cash dividends declared ($0.39 per common share)	—	—	(155)	—	(155)	—	(155)	—
Repurchase of Common Shares	—	(256)	—	—	(256)	—	(256)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(2)	(2)	—
Acquisitions, disposals and other changes	—	—	1	—	1	(1)	—	3
Balance as of March 31, 2025	$278	$(3,646)	$(889)	$(871)	$(5,128)	$75	$(5,053)	$62

Quarter Ended March 31, 2024
Balance as of December 31, 2023	$213	$(2,382)	$(2,005)	$(750)	$(4,924)	$69	$(4,855)	$135
Net income	—	—	353	—	353	18	371	3
Other comprehensive income (loss), net of tax	—	—	—	(6)	(6)	(2)	(8)	(5)
Stock-based compensation and Common Stock issued under employee plans	(2)	—	(1)	—	(3)	—	(3)	—
Cash dividends declared ($0.34 per common share)	—	—	(138)	—	(138)	—	(138)	—
Repurchase of Common Shares	—	(302)	—	—	(302)	—	(302)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(1)	(1)	(8)
Acquisitions, disposals and other changes	(1)	—	(3)	—	(4)	—	(4)	(1)
Balance as of March 31, 2024	$210	$(2,684)	$(1,794)	$(756)	$(5,024)	$84	$(4,940)	$124

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Operating Activities:
Net income	$256	$374
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	42	44
Deferred income tax expense (benefit)	—	16
Stock compensation cost	21	16
Change in operating assets and liabilities:
Accounts receivable, net	(104)	(162)
Contract assets and liabilities, current	260	275
Inventories	(18)	9
Other current assets	(2)	(24)
Accounts payable	(281)	(217)
Accrued liabilities	12	(142)
Pension contributions	(18)	(12)
Other operating activities, net	22	(6)
Net cash flows provided by (used in) operating activities	190	171
Investing Activities:
Capital expenditures	(34)	(31)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(36)	(30)
Receipts (payments) on settlements of derivative contracts	(93)	(21)
Other investing activities, net	2	3
Net cash flows provided by (used in) investing activities	(161)	(79)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(11)	3
Dividends paid on Common Stock	(155)	(138)
Repurchases of Common Stock	(253)	(300)
Acquisition of noncontrolling interest shares	—	(4)
Dividends paid to noncontrolling interest	(2)	(9)
Other financing activities, net	(7)	(19)
Net cash flows provided by (used in) financing activities	(428)	(467)
Effect of exchange rate changes on cash and cash equivalents	7	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	(392)	(393)
Cash, cash equivalents and restricted cash, beginning of year	2,321	1,280
Cash, cash equivalents and restricted cash, end of period	1,929	887
Less: Restricted cash	11	3
Cash and cash equivalents, end of period	$1,918	$884

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of March 31, 2025 and for the quarters ended March 31, 2025 and 2024 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2024 ("2024 Form 10-K" or "Form 10-K").

Unless the context otherwise requires, references to "Otis," "we," "us," "our" and "the Company" refer to Otis Worldwide Corporation and its subsidiaries.

There have been no changes to the Company's significant accounting policies described in the Company's 2024 Form 10-K that have a material impact on the Company's Condensed Consolidated Financial Statements and the related notes.

Use of Estimates. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries, as of March 31, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2025 and for the quarters ended March 31, 2025 and 2024 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

New import tariffs implemented by the U.S. and other countries, as currently in effect, could have a material impact on our results for the remainder of 2025 and in the future. The impact of tariffs is dependent upon negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the conflicts in the Middle East, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2025 and for the quarters ended March 31, 2025 and 2024 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

German Tax Litigation. In August 2024, we received a favorable ruling regarding a tax litigation in Germany. As a result, our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 include an income tax receivable of approximately $180 million and $175 million, respectively, and an interest receivable of approximately $150 million and $140 million, respectively.

Pursuant to the Tax Matters Agreement ("TMA") with RTX Corporation ("RTX", our former parent), and based on the facts and contractual provisions at the time, the Company estimated the amount payable to RTX as a result of the outcome of the German tax litigation to be $194 million as of December 31, 2024. Based on additional information received from RTX in the quarter ended March 31, 2025, the Company now estimates the amount payable to RTX to be $246 million, resulting in indemnification expense of $52 million in the quarter ended March 31, 2025. This indemnification expense is included in Other (expense) income, net in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2025. This estimate could further change due to the Company's limited access to information held by RTX and the parties' continuing discussion to resolve the scope of the indemnity obligation and the final indemnity amount.

See Note 11, "Income Taxes" and Note 16, "Contingent Liabilities" for additional information.

Supplier Finance Programs. Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original due dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $555 million and $714 million as of March 31, 2025 and December 31, 2024, respectively, including $110 million and $67 million as of March 31, 2025 and December 31, 2024, respectively, related to programs with payment terms of 240 days from the invoice date. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities in the Condensed Consolidated Statements of Cash Flows.

Refer to Note 2 of the Company's audited consolidated financial statements and notes thereto included in our 2024 Form 10-K for additional details regarding the Company's supplier financing programs.

Note 2: Earnings per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2025	2024
Net income attributable to common shareholders	$243	$353

Basic weighted average number of shares outstanding	396.6	405.2
Stock awards and equity units (share equivalent)	2.5	2.9
Diluted weighted average number of shares outstanding	399.1	408.1

Earnings Per Share of Common Stock:
Basic	$0.61	$0.87
Diluted	$0.61	$0.86

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of Otis' common stock ("Common Stock") is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. Lastly, the computations of diluted earnings per share include outstanding awards granted prior to the separation and distribution ("Separation") of each of Otis and Carrier Global Corporation from United Technologies Corporation ("UTC"), subsequently renamed RTX Corporation, and converted upon the Separation, in accordance with the Employee Matters Agreement, dated as of April 2, 2020, by the among UTC, Otis and Carrier Global Corporation. There were 0.5 million of anti-dilutive stock awards excluded from the computation for the quarter ended March 31, 2025, compared to 1.4 million for the same period in 2024.

The impact of redeemable noncontrolling interest to Net income attributable to common shareholders was immaterial in the quarters ended March 31, 2025 and 2024.

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

Total Contract assets and Contract liabilities as of March 31, 2025 and December 31, 2024 are as follows:

(dollars in millions)	March 31, 2025	December 31, 2024
Contract assets, current	$690	$706
Total contract assets	690	706

Contract liabilities, current	2,870	2,598
Contract liabilities, non-current (included within Other long-term liabilities)	38	38
Total contract liabilities	2,908	2,636
Net contract liabilities	$2,218	$1,930

Contract assets decreased by $16 million during the quarter ended March 31, 2025 as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $272 million during the quarter ended March 31, 2025 primarily due to billings on contracts in excess of revenue earned.

In the quarters ended March 31, 2025 and 2024, we recognized revenue of approximately $1.0 billion each quarter related to contract liabilities as of January 1, 2025 and 2024.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2025, our total RPO was approximately $18.6 billion. Of the total RPO as of March 31, 2025, we expect approximately 90% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of March 31, 2025 and December 31, 2024:

(dollars in millions)	March 31, 2025	December 31, 2024
Accounts receivable	$3,689	$3,553
Allowance for expected credit losses	(119)	(125)
Accounts receivable, net	$3,570	$3,428

Note 5: Inventories

Inventories consisted of the following as of March 31, 2025 and December 31, 2024:

(dollars in millions)	March 31, 2025	December 31, 2024
Raw materials and work-in-process	$127	$134
Finished goods	459	423
Total	$586	$557

Raw materials, work-in-process and finished goods are net of valuation write-downs of $85 million and $82 million as of March 31, 2025 and December 31, 2024, respectively.

Note 6: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $36 million and $30 million in the quarters ended March 31, 2025 and 2024, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balance during the quarter ended March 31, 2025 were as follows:

(dollars in millions)	Balance as of December 31, 2024	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2025
New Equipment	$277	$—	$5	$282
Service	1,271	18	17	1,306
Total	$1,548	$18	$22	$1,588

Intangible Assets. Intangible assets cost and accumulated amortization were $2,082 million and $1,756 million, respectively, as of March 31, 2025, and $2,006 million and $1,695 million, respectively, as of December 31, 2024.

Amortization of intangible assets was $15 million for the quarters ended March 31, 2025 and 2024. Excluding the impact of acquisitions and currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters ended March 31, 2025 and 2024.

Held For Sale Assets and Liabilities. Assets and liabilities held for sale were $20 million and $11 million, respectively, as of March 31, 2025, and $38 million and $9 million, respectively, as of December 31, 2024, and are included in Other current assets and Accrued liabilities, respectively, in the Condensed Consolidated Balance Sheets.

As of March 31, 2025, the assets and liabilities of one of our non-U.S. subsidiaries, primarily in the Service segment, are classified as assets and liabilities held for sale. It is the Company's intention to complete the sale of these assets and liabilities within the next 12 months. These assets and liabilities held for sale were $8 million and $11 million, respectively, as of March 31, 2025, and $25 million and $9 million, respectively, as of December 31, 2024. The Company recorded an impairment loss of $10 million related to the net assets held for sale in Other income (expense), net in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2025.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2025	December 31, 2024
Commercial paper	$—	$—
Other borrowings	40	51
Total short-term borrowings	$40	$51

Commercial Paper. As of March 31, 2025, there were no borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

For details regarding the Company's short-term borrowing activity in 2024, refer to Note 9 of the Company's audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Long-term debt.

As of March 31, 2025, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, maturing March 10, 2028. As of March 31, 2025, there were no borrowings under the revolving credit agreement. As of March 31, 2025, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	March 31, 2025	December 31, 2024
2.056% notes due 2025	$1,300	$1,300
0.370% notes due 2026 (¥21.5 billion principal value)	143	137
0.318% notes due 2026 (€600 million principal value)	650	624
2.293% notes due 2027	500	500
2.875% notes due 2027 (€850 million principal value)	920	885
5.250% notes due 2028	750	750
2.565% notes due 2030	1,500	1,500
5.125% notes due 2031	600	600
0.934% notes due 2031 (€500 million principal value)	541	520
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	8	6
Total principal long-term debt	8,412	8,322
Other (discounts and debt issuance costs)	(46)	(49)
Total long-term debt	8,366	8,273
Less: current portion	1,443	1,300
Long-term debt, net of current portion	$6,923	$6,973

We may redeem any series of notes at our option pursuant to certain terms. For additional details regarding the Company's debt activity in 2024, refer to Note 9 of the Company's audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters ended March 31, 2025 and 2024 reflects the following:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Debt issuance costs amortization	$3	$2
Total interest expense on external debt	57	43

The unamortized debt issuance costs as of March 31, 2025 and December 31, 2024 were $42 million and $45 million, respectively.

The weighted average maturity of our long-term debt as of March 31, 2025 is approximately 6.2 years. The weighted average interest expense rate on our borrowings outstanding as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Short-term commercial paper	—%	—%
Total long-term debt	2.7%	2.7%

The weighted average interest expense rate on our borrowings during the quarters ended March 31, 2025 and 2024 was as follows:

	Quarter Ended March 31,
	2025	2024
Short-term commercial paper	—%	5.5%
Total long-term debt	2.7%	2.5%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Defined benefit plans	$18	$12
Defined contribution plans	21	20
Multi-employer pension and postretirement plans	39	40

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Service cost	$8	$8
Interest cost	8	8
Expected return on plan assets	(9)	(8)
Recognized actuarial net loss	1	—
Total net periodic benefit cost	$8	$8

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters ended March 31, 2025 and 2024.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of March 31, 2025, approximately 18 million shares remain available for awards under the Plan.

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Stock-based compensation expense (Share Based)	$21	$16
Less: future tax benefit	(2)	(2)
Stock-based compensation expense, net of tax	$19	$14

As of March 31, 2025, following our annual grant issuance on February 4, 2025, there was approximately $148 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of March 31, 2025 and December 31, 2024.

Common Stock. There are 2.0 billion shares of $0.01 par value Common Stock authorized. As of March 31, 2025 and December 31, 2024, 439.1 million and 438.6 million shares of Common Stock were issued, respectively, which includes 43.6 million and 41.0 million shares of treasury stock, respectively.

Treasury Stock. As of December 31, 2024, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which $200 million was remaining at such time.

On January 16, 2025, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock, of which $153 million had been utilized as of March 31, 2025.

During the quarters ended March 31, 2025 and 2024, the Company repurchased 2.6 million and 3.4 million shares, respectively, for $253 million and $300 million, respectively. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets, as well as within financing activities in the Condensed Consolidated Statements of Cash Flows when paid.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters ended March 31, 2025 and 2024 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2025
Balance as of December 31, 2024	$(672)	$(76)	$3	$(745)
Other comprehensive income (loss) before reclassifications, net	(127)	—	(1)	(128)
Amounts reclassified, pre-tax	—	1	1	2
Tax benefit reclassified	—	—	—	—
Balance as of March 31, 2025	$(799)	$(75)	$3	$(871)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2024
Balance as of December 31, 2023	$(673)	$(78)	$1	$(750)
Other comprehensive income (loss) before reclassifications, net	(18)	9	2	(7)
Amounts reclassified, pre-tax	—	—	1	1
Tax benefit reclassified	—	—	—	—
Balance as of March 31, 2024	$(691)	$(69)	$4	$(756)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The increase in the effective tax rate for the quarter ended March 31, 2025, is primarily the result of the tax effect of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX, partially offset by a foreign valuation allowance release.

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

A subsidiary of Otis lost a tax litigation case in Belgium in 2023 and decided not to appeal. Otis expects to receive the assessment for tax and interest in 2025. The associated tax and interest have been fully reserved.

See Note 16, "Contingent Liabilities" for discussion regarding the German tax litigation.

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

During the quarters ended March 31, 2025 and 2024, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions, as follows:

	Quarter Ended March 31, 2025			Quarter Ended March 31, 2024
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$9	$15	$24	$—	$5	$5
Selling, general and administrative	11	8	19	1	14	15
Total	$20	$23	$43	$1	$19	$20

Restructuring costs incurred and expected, unless otherwise indicated, are related approximately 30% to New Equipment and 70% to Service.

UpLift Restructuring Actions and Transformation Costs. In 2023, we announced UpLift to transform our operating model. UpLift includes, among other aspects, the standardization of our processes and improvement of our supply chain procurement, as well as organizational changes which result in restructuring actions.

UpLift restructuring actions were approved in the years ended December 31, 2023 and 2024, as well as in the quarter ended March 31, 2025, with further actions expected through the year ending December 31, 2025. These costs are primarily severance related costs. We expect these actions initiated to be substantially completed and cash to be paid by the end of 2025. Expected total costs and remaining costs to incur for the actions initiated are approximately $110 million and $34 million, respectively.

In the quarters ended March 31, 2025 and 2024, we incurred $23 million and $12 million, respectively, of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. The UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement.

Other Restructuring Actions. The other restructuring expenses incurred during the quarters ended March 31, 2025 and 2024, were primarily the result of restructuring programs initiated during 2025 and 2024 related to severance and facility exit costs. We are targeting to complete in 2025 the majority of the remaining restructuring actions initiated in the quarter ended March 31, 2025 and the full year 2024, with certain utilization beyond 2025 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $81 million and $46 million, respectively. Expected total and remaining costs are related approximately 60% to New Equipment and 40% to Service.

Reorganization of Operations in China

In January 2025, we announced the reorganization of our operations in China. Among other aspects, this reorganization will result in restructuring actions of approximately $40 million. These actions include severance related costs, and we expect these actions to be mostly completed and any cash to be paid by the end of 2025. Amounts related to the reorganization of operations in China are included within Other restructuring.

Restructuring Accruals. The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2024	$13	$24	$37
Net restructuring costs	20	23	43
Utilization, foreign exchange and other costs	(11)	(14)	(25)
Restructuring accruals as of March 31, 2025	$22	$33	$55

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was approximately $5.3 billion as of March 31, 2025 and December 31, 2024. The four-quarter average of the notional amount of contracts hedging commodity purchases was $14 million as of March 31, 2025 and December 31, 2024.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2025 and December 31, 2024:

(dollars in millions)	Balance Sheet Classification	March 31, 2025	December 31, 2024
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$5	$5
Foreign exchange contracts	Other assets	3	4
	Total asset derivatives	$8	$9

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(3)	$(4)
Foreign exchange contracts	Other long-term liabilities	(1)	(1)
	Total liability derivatives	$(4)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$33	$53
Commodity contracts	Other current assets	1	—
Foreign exchange contracts	Other assets	4	6
	Total asset derivatives	$38	$59

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(14)	$(39)
Foreign exchange contracts	Other long-term liabilities	(4)	(6)
	Total liability derivatives	$(18)	$(45)

Derivatives designated as Cash flow hedging instruments. The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) for the quarters ended March 31, 2025 and 2024 was immaterial, and is presented in Note 10, "Accumulated Other Comprehensive Income (Loss)".

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of March 31, 2025 and December 31, 2024 are presented in the table below:

(dollars in millions)	March 31, 2025	December 31, 2024
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$3	$3

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, pre-tax gains of less than $1 million are expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of March 31, 2025 will mature by December 2028.

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

We have ¥21.5 billion of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, as well as derivative instruments that qualify as net investment hedges against our investments in certain European businesses (notional amount of €164 million) and Asian businesses (notional amount of HK$1.8 billion). The net investment hedges are deemed to be effective. The maturity dates of the current non-derivative and derivative instruments designated in net investment hedges range from 2025 to 2026.

During the quarter ended March 31, 2025, we de-designated two derivative instruments that qualified as net investment hedges in certain European and Asian businesses with notional amounts of €120 million and ¥2.1 billion respectively, which were deemed to be effective until de-designation.

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Foreign currency denominated long-term debt	$(6)	$8
Foreign currency forward contracts	5	—
Total	$(1)	$8

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Foreign exchange contracts	$6	$(1)

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were gains of $2 million and losses of less than $1 million in the quarters ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$45	$45	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(22)	—	(22)	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$44	$44	$—	$—
Derivative assets	68	—	68	—
Derivative liabilities	(50)	—	(50)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$50	$49	$47	$46
Customer financing notes receivable, net	22	20	21	19
Short-term borrowings	(40)	(40)	(51)	(51)
Long-term debt, including current portion (excluding leases and other)	(8,404)	(7,752)	(8,316)	(7,600)
Long-term liabilities, including current portion	(132)	(125)	(132)	(123)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$49	$—	$49	$—
Customer financing notes receivable, net	20	—	20	—
Short-term borrowings	(40)	—	(40)	—
Long-term debt, including current portion (excluding leases and other)	(7,752)	—	(7,752)	—
Long-term liabilities, including current portion	(125)	—	(125)	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$46	$—	$46	$—
Customer financing notes receivable, net	19	—	19	—
Short-term borrowings	(51)	—	(51)	—
Long-term debt, including current portion (excluding leases and other)	(7,600)	—	(7,600)	—
Long-term liabilities, including current portion	(123)	—	(123)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amount of service and product guarantees were $15 million and $16 million as of March 31, 2025 and December 31, 2024, respectively.

The Company provides certain financial guarantees to third parties. As of March 31, 2025, Otis has stand-by letters of credit with maximum potential payment totaling $145 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of March 31, 2025, Otis has determined there are no estimated costs probable under these guarantees.

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

For details regarding the Company's outstanding liability for environmental obligations, refer to Note 21 of the Company's audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Legal Proceedings.

German Tax Litigation

In the third quarter of 2024, Otis prevailed in a German tax litigation case stemming from the 1998 reorganization of the Company's operations in Germany. As a result of winning the case, the Company expects to receive a refund of prepaid tax, prepaid interest, overpayment interest, and court fees of approximately €306 million net of tax (approximately $330 million as of March 31, 2025). The refund will be paid to the Company over several quarters, anticipated to start in 2025.

The recoveries related to this matter are allocated between RTX and the Company pursuant to the terms of the TMA with our former parent, UTC, by way of indemnification payments. As of December 31, 2024, the Company estimated the tax and interest to be paid to RTX as a result of this recovery to be $194 million and recorded this amount in its financial statements for the year ended December 31, 2024. Based on additional information received from RTX in the quarter ended March 31, 2025, the Company now estimates the tax and interest to be paid to RTX to be $246 million and has recorded the additional $52 million in its Condensed Consolidated Financial Statements. This estimate could further change due to the Company's limited access to information held by RTX and the parties' continuing discussion to resolve the scope of the indemnity obligation and the final indemnity amount.

See Note 1, "General" for additional information on the impacts of the TMA activity to the Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2025.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended March 31, 2025 and December 31, 2024.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $21 million as of March 31, 2025 and December 31, 2024. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $10 million (including $1 million of payments made in the quarter ended March 31, 2025) and $11 million as of March 31, 2025 and December 31, 2024, respectively, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $3 million as of March 31, 2025 and December 31, 2024, which is principally included in Other assets on our Condensed Consolidated Balance Sheets.

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

In certain European countries, claims for overcharges on elevators and escalators related to civil cartel cases have been made, which we have accrued for based on our evaluation of the claims. While it is not possible to determine the ultimate disposition of each of these claims and whether they will be resolved consistent with our beliefs, we do not believe these matters will have a material impact on our business, financial condition, cash flows or results of operations due to our historical settlement experience and the limited number of remaining claims.

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

Refer to Note 17 for information about litigation-related settlement costs recognized in the quarter ended March 31, 2025 for certain legal matters that are outside of the ordinary course of business.

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

Otis' Chief Operating Decision Maker ("CODM"), is the Company's Chief Executive Officer. The CODM assesses the performance of each operating segment and allocates resources to those segments based on net sales and segment operating profit. The CODM compares segment operating profit results to prior periods and forecasted amounts to assess performance and to make decisions regarding the allocation of capital and other investments. The discrete asset information for each segment is not presented to, or reviewed by, the CODM.

Segment information for the quarter ended March 31, 2025 is as follows:

	Quarter Ended March 31, 2025
(dollars in millions)	New Equipment	Service	Total
Net Sales	$1,163	$2,187	$3,350
Costs and expenses:
Cost of sales	962	1,363	2,325
Selling, general and administrative	110	282	392
Other including research and development	25	5	30
Total segment operating profit	$66	$537	603
Corporate and Unallocated
General corporate expenses and other			43
UpLift restructuring			20
Other restructuring			23
UpLift transformation costs			23
Separation-related adjustments			52
Litigation-related settlement costs			21
Held for sale impairment			10
Total company operating profit			411
Non-service pension cost (benefit)			—
Interest expense (income), net			45
Net income before income taxes			$366

Segment information for the quarter ended March 31, 2024 is as follows:

	Quarter Ended March 31, 2024
(dollars in millions)	New Equipment	Service	Total
Net Sales	$1,280	$2,157	$3,437
Costs and expenses:
Cost of sales	1,065	1,339	2,404
Selling, general and administrative	121	291	412
Other including research and development	23	4	27
Total segment operating profit	$71	$523	594
Corporate and Unallocated
General corporate expenses and other			33
UpLift restructuring			1
Other restructuring			19
UpLift transformation costs			12
Separation-related adjustments			(15)
Total company operating profit			544
Non-service pension cost (benefit)			—
Interest expense (income), net			44
Net income before income taxes			$500

Corporate and Unallocated includes adjustments related to the Separation, litigation-related settlement costs, impairment loss related to net assets held for sale, restructuring costs and UpLift transformation costs.

Separation-related adjustments, represent net adjustments of amounts due to and from RTX in accordance with the TMA. Separation-related adjustments in 2025 represent amounts due to RTX related to a favorable ruling received in August 2024 regarding the German tax litigation. Separation-related adjustments in 2024 include a reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA and receipts from RTX in accordance with the TMA. These adjustments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarters ended March 31, 2025 and 2024, respectively. See Note 11, "Income Taxes" and Note 16, "Contingent Liabilities" for additional information about the German tax litigation.

Litigation-related settlement costs in quarter ended March 31, 2025 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and/or unique facts of these matters.

Impairment loss related to net assets held for sale is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2025. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information about the held for sale assets and liabilities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. We adopted this standard effective for the reporting period December 31, 2024. The adoption of this standard resulted in additional disclosure. See Note 17, "Segment Financial Data" for further details.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The adoption of this ASU results in additional annual disclosure, but did not impact our condensed consolidated financial position, results of operations, or cash flows.

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

Other new accounting pronouncements issued but not effective until after March 31, 2025 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 19: Subsequent Events

On April 7, 2025, the Company redeemed its $1.3 billion principal amount of 2.056% notes due in 2025, at par, using cash on hand and commercial paper borrowings. See Note 7, "Borrowings and Line of Credit" for details of the long-term debt.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters ended March 31, 2025 and 2024, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 24, 2025, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the "Company") as of March 31, 2025, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the three-month periods ended March 31, 2025 and 2024, including the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 4, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 24, 2025

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

The current status of significant factors affecting our business environment in 2025 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

For discussion of Otis’ ESG goals and risks associated therewith, see the discussion under "Environmental, Social and Governance ("ESG")" in Item 1 and under Item 1A. "Risk Factors" in our 2024 Form 10-K.

UpLift

Announced in July 2023, UpLift is a program with the goal of transforming our operating model. UpLift includes the standardization of our processes and improvement of our supply chain procurement, among other aspects of the program, as well as organizational changes which result in restructuring actions. We expect UpLift to generate approximately $200 million in annual run-rate savings by second half of 2025, with restructuring and other incremental costs to complete the transformation ("UpLift transformation costs") of approximately $300 million.

UpLift costs incurred in the quarters ended March 31, 2025 and 2024 are as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
UpLift restructuring costs	$20	$1
UpLift transformation costs	23	12
Total UpLift costs	$43	$13

Total UpLift costs incurred to date are $180 million, including $76 million of UpLift restructuring costs and $104 million of UpLift transformation costs.

UpLift restructuring costs are primarily severance costs and are recorded primarily in Selling, general and administrative in the Condensed Consolidated Statements of Operations. UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These costs are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

For further details, refer to the discussion on restructuring costs in the "Results of Operations," as well as Note 12 to the Condensed Consolidated Financial Statements.

German Tax Litigation

In August 2024, we received a favorable ruling regarding a German tax litigation. As a result, we recorded income tax benefits of approximately $185 million and related interest income of approximately $200 million, which were included in Income tax expense (benefit), net and Interest expense (income), net, respectively, in the Consolidated Statements of Operations for the year ended December 31, 2024. Additionally, pursuant to the Tax Matters Agreement ("TMA") with RTX Corporation ("RTX", our former parent) and based on the facts and contractual provisions at the time, the Company recorded indemnification expense and payable of $194 million for amounts due to RTX resulting from the outcome of the German tax litigation. This expense was included in Other income (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2024.

Based on additional information received from RTX during the quarter ended March 31, 2025, the Company now estimates the amount payable to RTX to be $246 million, resulting in indemnification expense of $52 million in the quarter ended March 31, 2025. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2025. This estimate could further change due to the Company's limited access to information held by RTX and the parties' continuing discussion to resolve the scope of the indemnity obligation and the final indemnity amount.

For further details, refer to Note 11 and Note 16 to the Condensed Consolidated Financial Statements, as well as our Consolidated Financial Statements in the 2024 Form 10-K.

Impact of Global Macroeconomic Conditions on Our Company

Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters ended March 31, 2025 and 2024. These macroeconomic conditions include, among others, inflationary pressures, high interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2025, as a result of the following, among other things:

•Higher costs of products and services due to tariffs;
•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses;
•Customer liquidity constraints and related credit reserve;
•Cancellations or delays of customer orders; and
•Supplier liquidity, as well as supplier and raw material capacity constraints, delays and related costs.

Other than the estimated potential impact from new tariffs currently in effect of approximately $45 million to $75 million, we currently do not expect any significant impact to our capital and financial resources from these macroeconomic conditions, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets.

See the "Liquidity and Financial Condition" section in this Form 10-Q for further detail and Item 1A. "Risk Factors" in our 2024 Form 10-K for macroeconomic risks related to our business.

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our revenue and operating profit for the quarter ended March 31, 2025 and year ended December 31, 2024.

Additionally, we do not have operations or material net sales in Israel or Gaza. Although we have operations in the Middle East and transport products through the Red Sea, we currently do not expect the recent conflicts in that region to have a material impact on our business.

We cannot predict how the events described above will evolve. Depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A. "Risk Factors" in our 2024 Form 10-K, including but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the Condensed Consolidated Financial Statements, or are the most sensitive to change due to outside factors, are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in our 2024 Form 10-K. Except as disclosed in Note 18 to our Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Net sales	$3,350	$3,437
Percentage change year-over-year	(3)%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter ended March 31, 2025 are as follows:

Components of Net sales change:	Quarter Ended March 31, 2025
Organic volume	—%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	—%
Total % change	(3)%

The Organic volume was flat for the quarter ended March 31, 2025 with an organic increase of 4% in Service being offset by an organic decrease of (7)% in New Equipment.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Total cost of products and services sold	$2,349	$2,409
Percentage change year-over-year	(2)%

The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2025 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended March 31, 2025
Organic volume	—%
Foreign currency translation	(3)%
Acquisitions and divestitures, net and other	1%
Total % change	(2)%

The Organic volume was flat for total cost of products and services sold for the quarter ended March 31, 2025 primarily driven by the organic sales changes noted above. Productivity and lower commodity prices, primarily steel, were offset by inflationary pressures, including higher labor costs and higher Service-related material costs.

Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Gross margin	$1,001	$1,028
Gross margin percentage	29.9%	29.9%

Gross margin percentage was flat for the quarter ended March 31, 2025, when compared to the same period in 2024, due to Service sales growing faster than New Equipment sales, the benefits from productivity and lower commodity prices, offset by the inflationary pressures described above.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Research and development	$37	$36
Percentage of Net sales	1.1%	1.0%

Research and development was relatively flat for the quarter ended March 31, 2025, when compared to the same period in 2024.

Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Selling, general and administrative	$464	$462
Percentage of Net sales	13.9%	13.4%

Selling, general and administrative expenses increased $2 million for the quarter ended March 31, 2025, when compared to the same period in 2024, driven by annual wage increases and higher restructuring costs, partially offset by savings resulting from UpLift, lower credit loss reserves, and favorable foreign exchange impacts.

Selling, general and administrative expenses as a percentage of Net sales increased 50 basis points for the quarter ended March 31, 2025, when compared to the same period in 2024.

Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2025	2024
UpLift restructuring	$20	$1
Other restructuring	23	19
Total restructuring costs	$43	$20

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

UpLift restructuring costs were $20 million and $1 million in the quarters ended March 31, 2025 and 2024, respectively. We also incurred $23 million and $12 million of UpLift transformation costs in the quarters ended March 31, 2025 and 2024, respectively, which are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These costs are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Other restructuring costs were $23 million for the quarter ended March 31, 2025 and included $12 million of costs related to 2025 actions and $11 million of costs related to 2024 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the quarter ended March 31, 2025, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the three months ended March 31, 2025	$11	$15	$26
Expected cash payments remaining to complete actions announced	56	78	134

The approved UpLift restructuring actions are expected to generate approximately $95 million in annual recurring savings by 2025, primarily in Selling, general and administrative expenses, and of which approximately $19 million was realized during the quarter ended March 31, 2025.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $27 million for the 2025 actions and $27 million for the 2024 actions, of which approximately 80% relates to Cost of products and services sold and 20% relates to Selling, general and administrative expenses. Approximately $8 million of savings was realized for the 2025 and 2024 actions during the quarter ended March 31, 2025.

Reorganization of Operations in China

In January 2025, we announced the reorganization of our operations in China. Among other aspects, this reorganization will result in restructuring actions of approximately $40 million. These actions include severance related costs, and we expect these actions to be mostly completed and any cash to be paid by the end of 2025. Amounts related to the reorganization of operations in China are included within Other restructuring.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Other income (expense), net	$(89)	$14

The changes in Other income (expense), net, of $(103) million for the quarter ended March 31, 2025, compared to the same period in 2024, were primarily driven by Separation-related adjustments of $52 million, UpLift transformation costs of $23 million, non-recurring litigation-related settlement costs of $21 million and impairment loss related to net assets held for sale of $10 million, partially offset by foreign currency mark-to-market adjustments and gain on sale of fixed assets. Other Income was also impacted by lower Separation-related adjustments, lower UpLift transformation costs, and other reserve adjustments during the same period in 2024.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 17 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see Note 12 to the Condensed Consolidated Financial Statements.

Interest Expense (Income), Net

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Interest expense (income), net	$45	$44

Interest expense (income), net was relatively flat for the quarter ended March 31, 2025, compared to the same period in 2024, as higher interest expense related to the $600 million and €850 million unsecured, unsubordinated debt issued in November 2024 was offset by higher interest income.

The average interest rate on our long-term debt for the quarters ended March 31, 2025 and 2024, was 2.7% and 2.5%, respectively. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended March 31,
	2025	2024
Effective tax rate	30.1%	25.2%

The increase in the effective tax rate for the quarter ended March 31, 2025, is primarily the result of the tax effect of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX, partially offset by a foreign valuation allowance release.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Noncontrolling interest in subsidiaries' earnings	$13	$21
Net income attributable to Otis Worldwide Corporation	$243	$353

Noncontrolling interest in subsidiaries' earnings decreased $8 million for the quarter ended March 31, 2025, compared to the same period in 2024, primarily driven by increased ownership of our subsidiary in Japan during the second quarter of 2024 and lower net income from non-wholly owned subsidiaries. Other than our acquisition of the noncontrolling shares of our subsidiary in Japan during the second quarter of 2024, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

Net income attributable to Otis Worldwide Corporation decreased for the quarter ended March 31, 2025, compared to the same period in 2024, due to lower operating profit (including the unfavorable impact of foreign exchange rates) and a higher effective tax rate, partially offset by lower noncontrolling interest in subsidiaries' earnings.

Segment Review

Summary performance for our operating segments, reconciled to total operating profit, for the quarters ended March 31, 2025 and 2024 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2025	2024	2025	2024	2025	2024
New Equipment	$1,163	$1,280	$66	$71	5.7%	5.5%
Service	2,187	2,157	537	523	24.6%	24.2%
Total segment	$3,350	$3,437	603	594	18.0%	17.3%
Corporate and Unallocated
General corporate expenses and other			43	33
UpLift restructuring			20	1
Other restructuring			23	19
UpLift transformation costs			23	12
Separation-related adjustments			52	(15)
Litigation-related settlement costs			21	—
Held for sale impairment			10	—
Consolidated Operating Profit			$411	$544	12.3%	15.8%

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

Summary performance for New Equipment for the quarters ended March 31, 2025 and 2024 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024	Change	Change
Net sales	$1,163	$1,280	$(117)	(9)%
Cost of sales	962	1,065	(103)	(10)%
	201	215	(14)	(7)%
Operating expenses	135	144	(9)	(6)%
Operating profit	$66	$71	$(5)	(7)%
Operating profit margin	5.7%	5.5%

Summary analysis of the Net sales change for New Equipment for the quarter ended March 31, 2025 compared with the same period in 2024 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2025
Organic volume	(7)%
Foreign currency translation	(3)%
Acquisitions and divestitures, net and other	1%
Total % change	(9)%

Quarter Ended March 31, 2025

Net sales

The organic sales decrease of (7)% was primarily driven by a greater than 20% decline in China and high single-digit decline in Americas, partially offset by approximately 10% growth in Asia Pacific and mid single-digit growth in EMEA.

Operating profit

New Equipment operating profit decreased $(5) million, including foreign exchange headwinds of ($1) million. The impacts of lower volume and unfavorable regional mix were partially offset by productivity and lower commodity prices, with price relatively flat. Operating margin increased 20 basis points.

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

Summary performance for Service for the quarters ended March 31, 2025 and 2024 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024	Change	Change
Net sales	$2,187	$2,157	$30	1%
Cost of sales	1,363	1,339	24	2%
	824	818	6	1%
Operating expenses	287	295	(8)	(3)%
Operating profit	$537	$523	$14	3%
Operating profit margin	24.6%	24.2%

Summary analysis of Service Net sales change for the quarter ended March 31, 2025 compared with the same period in 2024 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2025
Organic volume	4%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	—%
Total % change	1%

Quarter Ended March 31, 2025

Net sales

The organic sales increase of 4% is due to organic sales increases in maintenance and repair of 3% and in modernization of 10%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	3%	10%
Foreign currency translation	(3)%	(3)%
Acquisitions and divestitures, net	—%	—%
Total % change	—%	7%

Operating profit

Service operating profit increased $14 million including foreign exchange headwinds of ($15) million. Higher volume, improved pricing on maintenance contracts, and productivity were partially offset by inflationary pressures, including higher labor costs and higher material costs and mix. Operating margin increased 40 basis points.

Corporate and Unallocated

	Quarter Ended March 31,
(dollars in millions)	2025	2024
General corporate expenses and other	$43	$33
UpLift restructuring	20	1
Other restructuring	23	19
UpLift transformation costs	23	12
Separation-related adjustments	52	(15)
Litigation-related settlement costs	21	—
Held for sale impairment	10	—
Total Corporate and Unallocated	$192	$50

General corporate expenses and other for the quarter ended March 31, 2025 increased $10 million, compared to the same period in 2024, primarily due to higher corporate costs, partially offset by the impact of foreign currency mark-to-market adjustments.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 17 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see Note 12 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to capital markets.

As of March 31, 2025, we had cash and cash equivalents of approximately $1.9 billion, of which approximately 37% was held by the Company's foreign subsidiaries. Domestic cash and cash equivalents as of March 31, 2025 includes amounts that were used on April 7, 2025, to fund the repayment at maturity of the $1.3 billion principal amount of 2.056% notes due April 5, 2025. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of March 31, 2025 and December 31, 2024, the amount of such restricted cash was approximately $11 million and $21 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of March 31, 2025 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,918	$2,300
Total debt	8,406	8,324
Net debt (total debt less cash and cash equivalents)	6,488	6,024
Total equity	(5,053)	(4,785)
Total capitalization (total debt plus total equity)	3,353	3,539
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,435	1,239

Total debt to total capitalization	251%	235%
Net debt to net capitalization	452%	486%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

As of March 31, 2025, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of March 31, 2025, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

There were no borrowings outstanding under the Company's $1.5 billion commercial paper program as of March 31, 2025. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Share Repurchase Program

On January 16, 2025, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock, of which approximately $1.8 billion was remaining as of March 31, 2025.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Net cash flows provided by (used in):
Operating activities	$190	$171
Investing activities	(161)	(79)
Financing activities	(428)	(467)
Effect of exchange rate changes on cash and cash equivalents	7	(18)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(392)	$(393)
Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year increase in net cash provided by operating activities was primarily driven by working capital balances during the periods, including an increase in Accrued Liabilities in the quarter ended March 31, 2025 compared to a decrease in the same period in 2024, driven by an increase in indemnity obligation to RTX, an increase in litigation-related settlement reserves and the timing of restructuring payments, as well as a smaller increase in Accounts receivable, net, in the quarter ended March 31, 2025 compared to the same period in 2024 due to the timing of billings and collections. These were partially offset by lower net income, a larger decrease in Accounts payable in the quarter ended March 31, 2025 compared to a decrease in the same period in 2024, driven by the timing of payments to suppliers. Additionally, UpLift-related payments were approximately $30 million in the quarter ended March 31, 2025, compared to approximately $15 million in the same period in 2024.

During the quarter ended March 31, 2025, net cash provided by operating activities was $190 million. Net income of $256 million includes $52 million of indemnification expense resulting from the German tax litigation, $21 million of litigation-related settlement costs and $10 million of impairment loss related to net assets held for sale, none of which resulted in cash flow activity during the quarter ended March 31, 2025. Net income and the change in Contract assets and liabilities, net, due to timing of billings on contracts compared to the progression on current contracts, were also partially offset by a decrease in Accounts payable due to the timing of payments to suppliers and an increase in Accounts receivable, net, due to the timing of billings and collections. For additional discussion of the German tax litigation, see Note 1 and Note 16 to the Condensed Consolidated Financial Statements.

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

During the quarter ended March 31, 2025, net cash used in investing activities was $161 million. The primary drivers of the outflow related to $34 million of capital expenditures, $36 million of acquisitions of businesses and intangible assets and $93 million of net cash payments from the settlement of derivative instruments.

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

During the quarter ended March 31, 2025, net cash used in financing activities was $428 million. The primary drivers of the outflow were repurchases of our Common Stock of $253 million and dividends paid on our Common Stock of $155 million.

During the quarter ended March 31, 2024, net cash used in financing activities was $467 million. The primary drivers of the outflow were repurchases of our Common Stock of $300 million and dividends paid on our Common Stock of $138 million.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2026 Euro Notes, the 2027 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. ("Highland"), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 9: Borrowings and Lines of Credit" in Item 8 in our 2024 Form 10-K, for additional information.

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

The following tables set forth the summarized financial information as of and for the quarter ended March 31, 2025 and as of December 31, 2024 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Quarter Ended March 31, 2025
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	—
Income (loss) from operations excluding income from consolidated subsidiaries	(53)
Net income (loss) excluding income from consolidated subsidiaries	(80)

(dollars in millions)	March 31, 2025	December 31, 2024
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	1,260	1,490
Noncurrent assets (investments in consolidated subsidiaries)	1,103	1,151
Noncurrent assets (excluding investments in consolidated subsidiaries)	36	37
Current liabilities (intercompany payables to non-guarantor subsidiaries)	6,429	6,277
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,813	1,625
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	4,965	5,100

(dollars in millions)	Quarter Ended March 31, 2025
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	—
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(61)

(dollars in millions)	March 31, 2025	December 31, 2024
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	479	460
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	12	4
Current liabilities (intercompany payables from non-guarantor subsidiaries)	500	9
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,705	3,513
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	2,099	2,017

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of March 31, 2025, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter ended March 31, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "medium-term," "near-term," "confident," "goals" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, restructuring or transformation actions (including UpLift and related reorganization and outsourcing activities and China), credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain ESG targets or goals, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the effect of changes in political conditions in the U.S. and in other countries in which Otis and its businesses operate, including increasing tensions between the U.S. and China, on general market conditions, commodity costs, global trade policies and related sanctions, export controls and tariffs, and currency exchange rates in the near term and beyond;
•the effect of geopolitical conflicts, including the effect of the on-going conflict between Russia and Ukraine and conflicts in the Middle East;
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
•the timing and scope of future repurchases of Common Stock, which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
•fluctuations in prices and delays and disruption in delivery of materials and services from suppliers, whether as a result of changes in general economic conditions, geopolitical conflicts or otherwise;
•cost reduction or containment actions, restructuring or transformation costs and related savings and other consequences thereof, including with respect to UpLift and China and related impacts of reorganization and outsourcing activities and change management, as applicable;
•new business and investment opportunities;
•the outcome of legal proceedings, investigations and other contingencies;
•pension plan assumptions and future contributions;
•the impact of the negotiation of collective bargaining agreements and labor disputes, labor actions, including strikes or work stoppages, and labor inflation in the markets in which Otis and its businesses operate globally;
•the effect of changes in tax, environmental, regulatory (including among other things import/export, tariffs, and climate change or other ESG-related legal and regulatory changes) and other laws and regulations in the U.S., including in connection with the new administration's policies and priorities, and other countries in which Otis and its businesses operate;
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

These and other factors are more fully discussed in the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 1: General" and "Note 16: Contingent Liabilities" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in our 2024 Form 10-K under the headings "Item 1. Business," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" under the headings "Note 1: Business Overview" and "Note 21: Contingent Liabilities" and elsewhere in each of these filings. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion regarding material legal proceedings, see "Note 16: Contingent Liabilities" to the Condensed Consolidated Financial Statements.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Item 3 "Legal Proceedings" in our 2024 Form 10-K.

Item 1A. Risk Factors

Additional information regarding risk factors can be found under "Recent Developments" in the "Business Overview" and "Cautionary Note Concerning Factors That May Affect Future Results" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Except as otherwise noted above, there have been no material changes in the Company's risk factors from those disclosed in Item 1A "Risk Factors," in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2025	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	1,084	$92.22	1,084	$2,000
February 1 - February 28	1,152	97.27	1,152	$1,888
March 1 - March 31	404	101.00	404	$1,847
Total	2,640	$95.77	2,640

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On January 16, 2025, our Board of Directors ("the Board") revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock. As of March 31, 2025, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1.8 billion.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Schedule of Terms for Performance Share Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 4, 2025).*

10.2	Schedule of Terms for Restricted Stock Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 4, 2025).*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2025 and 2024, (iii) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Changes in Equity for the quarters ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	April 24, 2025	by:	/s/ CRISTINA MÉNDEZ
Cristina Méndez
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 24, 2025	by:	/s/ MICHAEL P. RYAN
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)