Form 10-Q
period 2025-09-30
Otis Worldwide Corp
filed 2025-10-30
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 15, 2025 there were 389,715,851 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2025	2024
Net sales:
Product sales	$1,257	$1,309
Service sales	2,433	2,239
	3,690	3,548
Costs and expenses:
Cost of products sold	1,057	1,089
Cost of services sold	1,500	1,381
Research and development	36	40
Selling, general and administrative	504	455
	3,097	2,965
Other income (expense), net	(7)	(220)
Operating profit	586	363
Non-service pension cost (benefit)	4	1
Interest expense (income), net	61	(150)
Net income before income taxes	521	512
Income tax expense (benefit)	129	(45)
Net income	392	557
Less: Noncontrolling interest in subsidiaries' earnings	18	17
Net income attributable to Otis Worldwide Corporation	$374	$540

Earnings per share (Note 2):
Basic	$0.96	$1.35
Diluted	$0.95	$1.34

Weighted average number of shares outstanding:
Basic shares	391.0	400.2
Diluted shares	392.8	402.7

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2025	2024
Net sales:
Product sales	$3,696	$4,010
Service sales	6,939	6,576
	10,635	10,586
Costs and expenses:
Cost of products sold	3,099	3,324
Cost of services sold	4,313	4,077
Research and development	111	115
Selling, general and administrative	1,467	1,366
	8,990	8,882
Other income (expense), net	(101)	(227)
Operating profit	1,544	1,477
Non-service pension cost (benefit)	4	—
Interest expense (income), net	132	(79)
Net income before income taxes	1,408	1,556
Income tax expense (benefit)	337	175
Net income	1,071	1,381
Less: Noncontrolling interest in subsidiaries' earnings	61	73
Net income attributable to Otis Worldwide Corporation	$1,010	$1,308

Earnings per share (Note 2):
Basic	$2.57	$3.25
Diluted	$2.55	$3.23

Weighted average number of shares outstanding:
Basic shares	393.7	402.7
Diluted shares	395.8	405.4

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Net income	$392	$557	$1,071	$1,381
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(38)	(40)	(331)	(65)
Pension and postretirement benefit plan adjustments	1	—	2	9
Change in unrealized cash flow hedging	3	(6)	(4)	(3)
Other comprehensive income (loss), net of tax	(34)	(46)	(333)	(59)
Comprehensive income (loss), net of tax	358	511	738	1,322
Less: Comprehensive (income) loss attributable to noncontrolling interest	(19)	(24)	(74)	(68)
Comprehensive income attributable to Otis Worldwide Corporation	$339	$487	$664	$1,254

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$840	$2,300
Accounts receivable	3,752	3,428
Contract assets	803	706
Inventories	640	557
Other current assets	577	679
Total Current Assets	6,612	7,670
Future income tax benefits	411	302
Fixed assets (net of accumulated depreciation of $1,269 and $1,192)	742	701
Operating lease right-of-use assets	566	422
Intangible assets, net	348	311
Goodwill	1,699	1,548
Other assets	393	362
Total Assets	$10,771	$11,316
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$492	$1,351
Accounts payable	1,758	1,879
Accrued liabilities	2,015	1,921
Contract liabilities	2,800	2,598
Total Current Liabilities	7,065	7,749
Long-term debt	7,592	6,973
Future pension and postretirement benefit obligations	458	434
Operating lease liabilities	404	298
Future income tax obligations	210	207
Other long-term liabilities	328	383
Total Liabilities	16,057	16,044
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	67	57
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	320	265
Treasury Stock	(4,198)	(3,390)
Accumulated deficit	(453)	(978)
Accumulated other comprehensive income (loss)	(1,091)	(745)
Total Shareholders' Equity (Deficit)	(5,422)	(4,848)
Noncontrolling interest	69	63
Total Equity (Deficit)	(5,353)	(4,785)
Total Liabilities and Equity (Deficit)	$10,771	$11,316

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Quarter Ended September 30, 2025
Balance as of June 30, 2025	$300	$(3,948)	$(663)	$(1,056)	$(5,367)	$97	$(5,270)	$66
Net income	—	—	374	—	374	18	392	—
Other comprehensive income (loss), net of tax	—	—	—	(35)	(35)	—	(35)	1
Stock-based compensation and Common Stock issued under employee plans	20	—	—	—	20	—	20	—
Cash dividends declared ($0.42 per common share)	—	—	(164)	—	(164)	—	(164)	—
Repurchase of Common Shares	—	(250)	—	—	(250)	—	(250)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(46)	(46)	—
Acquisitions, disposals and other changes	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	$320	$(4,198)	$(453)	$(1,091)	$(5,422)	$69	$(5,353)	$67

Quarter Ended September 30, 2024
Balance as of June 30, 2024	$230	$(2,987)	$(1,538)	$(751)	$(5,046)	$112	$(4,934)	$52
Net income	—	—	540	—	540	17	557	—
Other comprehensive income (loss), net of tax	—	—	—	(53)	(53)	4	(49)	3
Stock-based compensation and Common Stock issued under employee plans	15	—	(1)	—	14	—	14	—
Cash dividends declared ($0.39 per common share)	—	—	(155)	—	(155)	—	(155)	—
Repurchase of Common Shares	—	(202)	—	—	(202)	—	(202)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(67)	(67)	—
Acquisitions, disposals and other changes	—	—	1	—	1	—	1	—
Balance as of September 30, 2024	$245	$(3,189)	$(1,153)	$(804)	$(4,901)	$66	$(4,835)	$55

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$265	$(3,390)	$(978)	$(745)	$(4,848)	$63	$(4,785)	$57
Net income	—	—	1,010	—	1,010	60	1,070	1
Other comprehensive income (loss), net of tax	—	—	—	(346)	(346)	7	(339)	6
Stock-based compensation and Common Stock issued under employee plans	55	—	—	—	55	—	55	—
Cash dividends declared ($1.23 per common share)	—	—	(483)	—	(483)	—	(483)	—
Repurchase of Common Shares	—	(808)	—	—	(808)	—	(808)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(61)	(61)	—
Acquisitions, disposals and other changes	—	—	(2)	—	(2)	—	(2)	3
Balance as of September 30, 2025	$320	$(4,198)	$(453)	$(1,091)	$(5,422)	$69	$(5,353)	$67

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$213	$(2,382)	$(2,005)	$(750)	$(4,924)	$69	$(4,855)	$135
Net income	—	—	1,308	—	1,308	68	1,376	5
Other comprehensive income (loss), net of tax	—	—	—	(54)	(54)	1	(53)	(6)
Stock-based compensation and Common Stock issued under employee plans	33	—	(3)	—	30	—	30	—
Cash dividends declared ($1.12 per common share)	—	—	(450)	—	(450)	—	(450)	—
Repurchase of Common Shares	—	(807)	—	—	(807)	—	(807)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(71)	(71)	(9)
Acquisitions, disposals and other changes	(1)	—	(3)	—	(4)	(1)	(5)	(70)
Balance as of September 30, 2024	$245	$(3,189)	$(1,153)	$(804)	$(4,901)	$66	$(4,835)	$55

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Operating Activities:
Net income	$1,071	$1,381
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	130	133
Deferred income tax expense (benefit)	(102)	(26)
Stock compensation cost	63	52
Gain from reversal of German Tax Litigation interest accrual (Note 1)	—	(50)
Change in operating assets and liabilities:
Accounts receivable, net	(191)	(93)
Contract assets and liabilities, current	16	23
Inventories	(52)	(14)
Other current assets	76	(373)
Accounts payable	(193)	(115)
Accrued liabilities	21	2
Pension contributions	(36)	(34)
Other operating activities, net	(24)	(13)
Net cash flows provided by (used in) operating activities	779	873
Investing Activities:
Capital expenditures	(107)	(87)
Acquisitions of businesses and intangible assets, net of cash (Note 6)	(92)	(70)
Net proceeds from the sale of fixed assets	35	1
Proceeds from the sale of (investments in) marketable securities	—	(9)
Receipts (payments) on settlements of derivative contracts	(211)	(47)
Other investing activities, net	(1)	2
Net cash flows provided by (used in) investing activities	(376)	(210)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	248	325
Proceeds from borrowings (maturities longer than 90 days)	32	—
Proceeds from issuance of long-term debt	500	—
Payment of debt issuance costs	(5)	—
Repayment of long-term debt	(1,300)	—
Dividends paid on Common Stock	(483)	(450)
Repurchases of Common Stock	(809)	(800)
Acquisition of noncontrolling interest shares	—	(75)
Dividends paid to noncontrolling interest	(62)	(81)
Other financing activities, net	(11)	(21)
Net cash flows provided by (used in) financing activities	(1,890)	(1,102)
Effect of exchange rate changes on cash and cash equivalents	19	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,468)	(448)
Cash, cash equivalents and restricted cash, beginning of year	2,321	1,280
Cash, cash equivalents and restricted cash, end of period	853	832
Less: Restricted cash	13	5
Cash and cash equivalents, end of period	$840	$827
See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of September 30, 2025 and for the quarters and nine months ended September 30, 2025 and 2024 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2024 ("2024 Form 10-K" or "Form 10-K").

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including inflationary pressures, higher interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries, as of September 30, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2025 and for the quarters and nine months ended September 30, 2025 and 2024 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

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

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the instability in the Middle East, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2025 and for the quarters and nine months ended September 30, 2025 and 2024 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

German Tax Litigation. In August 2024, we received a favorable ruling regarding a tax litigation in Germany. The Company has started to receive refunds and anticipates the refund process to continue into 2026. As a result, our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 include an income tax receivable of approximately $155 million and $175 million, respectively, and an interest receivable of approximately $130 million and $140 million, respectively.

Pursuant to the Tax Matters Agreement ("TMA") with United Technologies Corporation ("UTC"), our former parent, subsequently renamed RTX Corporation ("RTX"), and based on the facts and contractual provisions at the time, as of December 31, 2024 the Company estimated the amount payable to RTX as a result of the outcome of the German tax litigation to be $194 million. Based on indemnity payments made to RTX and adjustments to the indemnity payable in the nine months ended September 30, 2025, the Company now estimates the amount payable to RTX to be $218 million, resulting in indemnification expense of $4 million and $62 million for the quarter and nine months ended September 30, 2025, respectively. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2025. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 11, "Income Taxes" and Note 16, "Contingent Liabilities" for additional information.

Supplier Finance Programs. Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original due dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $594 million and $714 million as of September 30, 2025 and December 31, 2024, respectively, including $67 million as of September 30, 2025 and December 31, 2024 related to programs with payment terms of 240 days from the invoice date. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities in the Condensed Consolidated Statements of Cash Flows.

Refer to Note 2 of the Company's audited consolidated financial statements and notes thereto included in our 2024 Form 10-K for additional details regarding the Company's supplier financing programs.

Note 2: Earnings per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2025	2024	2025	2024
Net income attributable to common shareholders	$374	$540	$1,010	$1,308

Basic weighted average number of shares outstanding	391.0	400.2	393.7	402.7
Stock awards and equity units (share equivalent)	1.8	2.5	2.1	2.7
Diluted weighted average number of shares outstanding	392.8	402.7	395.8	405.4

Earnings Per Share of Common Stock:
Basic	$0.96	$1.35	$2.57	$3.25
Diluted	$0.95	$1.34	$2.55	$3.23

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of Otis' common stock ("Common Stock") is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. There were 0.8 million and 0.5 million of anti-dilutive stock awards excluded from the computation for the quarter and nine months ended September 30, 2025, respectively, compared to 1.1 million for the same periods in 2024. Lastly, the computations of diluted earnings per share include outstanding awards granted prior to the separation and distribution ("Separation") of each of Otis and Carrier Global Corporation from UTC, our former parent, subsequently renamed RTX Corporation, and converted upon the Separation, in accordance with the Employee Matters Agreement, dated as of April 2, 2020, by and among UTC, Otis and Carrier Global Corporation.

The impact of redeemable noncontrolling interest to Net income attributable to common shareholders was immaterial in the quarters and nine months ended September 30, 2025 and 2024.

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

Total Contract assets and Contract liabilities as of September 30, 2025 and December 31, 2024 are as follows:

(dollars in millions)	September 30, 2025	December 31, 2024
Contract assets, current	$803	$706
Total contract assets	803	706

Contract liabilities, current	(2,800)	(2,598)
Contract liabilities, non-current (included within Other long-term liabilities)	(29)	(38)
Total contract liabilities	(2,829)	(2,636)
Net contract liabilities	$(2,026)	$(1,930)

Contract assets increased by $97 million during the nine months ended September 30, 2025, as a result of the progression of current contracts and timing of billing on customer contracts as well as the impact of foreign exchange of $37 million. Contract liabilities increased by $193 million during the nine months ended September 30, 2025 primarily due to billings on contracts in excess of revenue earned as well as the impact of foreign exchange of $119 million.

In the nine months ended September 30, 2025 and 2024, we recognized revenue of approximately $1.9 billion in each period related to contract liabilities as of January 1, 2025 and 2024.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of September 30, 2025, our total RPO was approximately $19.0 billion. Of the total RPO as of September 30, 2025, we expect approximately 75% will be recognized as sales over the following 24 months.

Note 4: Accounts Receivable, Net

Accounts receivable, net consisted of the following as of September 30, 2025 and December 31, 2024:

(dollars in millions)	September 30, 2025	December 31, 2024
Accounts receivable	$3,878	$3,553
Allowance for expected credit losses	(126)	(125)
Accounts receivable, net	$3,752	$3,428

Note 5: Inventories

Inventories consisted of the following as of September 30, 2025 and December 31, 2024:

(dollars in millions)	September 30, 2025	December 31, 2024
Raw materials and work-in-process	$142	$134
Finished goods	498	423
Total	$640	$557

Raw materials, work-in-process and finished goods are net of valuation write-downs of $89 million and $82 million as of September 30, 2025 and December 31, 2024, respectively.

Note 6: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $92 million and $70 million (including debt assumed) in the nine months ended September 30, 2025 and 2024, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balance during the nine months ended September 30, 2025 were as follows:

(dollars in millions)	Balance as of December 31, 2024	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2025
New Equipment	$277	$—	$20	$297
Service	1,271	50	81	1,402
Total	$1,548	$50	$101	$1,699

Intangible Assets. Intangible assets cost and accumulated amortization were $2,219 million and $1,871 million, respectively, as of September 30, 2025, and $2,006 million and $1,695 million, respectively, as of December 31, 2024.

Amortization of intangible assets for the quarter and nine months ended September 30, 2025 was $17 million and $47 million, respectively, compared to $15 million and $46 million for the same periods in 2024. Excluding the impact of acquisitions and currency translation adjustments and the reclassification of $16 million of intangible assets held for sale during the third quarter of 2024, there were no other significant changes in our Intangible assets during the quarters and nine months ended September 30, 2025 and 2024.

Held For Sale Assets and Liabilities. Assets held for sale were $4 million and $38 million as of September 30, 2025 and December 31, 2024, respectively. Liabilities held for sale were $9 million as of December 31, 2024. There were no liabilities held for sale as of September 30, 2025. These balances are included in Other current assets and Accrued liabilities in the Condensed Consolidated Balance Sheets, respectively.

During the quarter ended June 30, 2025, we sold one of our non-U.S. subsidiaries, primarily in the Service segment. The Company recorded a total pre-tax loss on sale of $28 million, of which $10 million was recorded in the quarter ended March 31, 2025, and $18 million in the quarter ended September 30, 2024, in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Note 7: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2025	December 31, 2024
Commercial paper	$224	$—
Other borrowings	124	51
Total short-term borrowings	$348	$51

Commercial Paper. As of September 30, 2025, there were $224 million borrowings outstanding under the Company's $1.5 billion commercial paper programs, including, €135 million of Euro denominated commercial paper. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

Long-term debt.

On August 8, 2025, the Company entered into a new credit agreement ("Credit Agreement") with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, with an interest rate on US Dollar denominated borrowings at Otis' option of the Term Secured Overnight Financing Rate ("SOFR") or a base rate, and an interest rate on Euro denominated borrowings at Otis' option of the EURIBO rate or a daily simple Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin initially is 1.000% for Term SOFR rate, EURIBO rate and daily simple ESTR rate borrowings, and 0.000% for base rate borrowings, and can fluctuate based on reference to Otis' public debt ratings, as specified in the Credit Agreement. As of September 30, 2025, there were no borrowings under the revolving credit agreement. The undrawn portion of the Credit Agreement serves as a backstop for the issuance of commercial paper. On August 8, 2025, we also terminated all commitments outstanding under the previous credit agreement, which was scheduled to expire on March 10, 2028.

On April 7, 2025, the Company repaid its $1.3 billion principal amount of 2.056% notes due in 2025, upon maturity, using cash on hand and commercial paper borrowings.

On September 4, 2025, we issued $500 million unsecured, unsubordinated ten-year notes due September 4, 2035 with an interest rate of 5.131%. A portion of the proceeds will be used to fund the repayment at maturity of the 0.370% Notes due March 18, 2026. The remainder of the proceeds were used to fund the repayment of certain of our commercial paper borrowings.

As of September 30, 2025, the Company is in compliance with all covenants in the Credit Agreement and the indentures governing all outstanding long-term debt. Long-term debt consisted of the following:

(dollars in millions)	September 30, 2025	December 31, 2024
2.056% notes due 2025	$—	$1,300
0.370% notes due 2026 (¥21.5 billion principal value)	144	137
0.318% notes due 2026 (€600 million principal value)	702	624
2.293% notes due 2027	500	500
2.875% notes due 2027 (€850 million principal value)	994	885
5.250% notes due 2028	750	750
2.565% notes due 2030	1,500	1,500
5.125% notes due 2031	600	600
0.934% notes due 2031 (€500 million principal value)	585	520
5.131% notes due 2035	500	—
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	8	6
Total principal long-term debt	7,783	8,322
Other (discounts and debt issuance costs)	(47)	(49)
Total long-term debt	7,736	8,273
Less: current portion	144	1,300
Long-term debt, net of current portion	$7,592	$6,973

We may redeem any series of notes at our option pursuant to certain terms.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2025 and 2024 reflects the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Debt issuance costs amortization	$3	$2	$8	$6
Total interest expense on external debt	53	43	160	129

The unamortized debt issuance costs as of September 30, 2025 and December 31, 2024 were $43 million and $45 million, respectively.

The weighted average maturity of our long-term debt as of September 30, 2025 is approximately 6.9 years. The weighted average interest expense rate on our borrowings outstanding as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Short-term commercial paper	2.8%	—%
Total long-term debt	3.0%	2.7%

The weighted average interest expense rate on our borrowings during the quarters and nine months ended September 30, 2025 and 2024 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Short-term commercial paper	3.6%	5.5%	3.8%	5.5%
Total long-term debt	2.9%	2.5%	2.8%	2.5%

Note 8: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Defined benefit plans	$9	$10	$36	$34
Defined contribution plans	18	16	56	52
Multi-employer pension and postretirement plans	40	41	121	123

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Service cost	$8	$8	$25	$24
Interest cost	8	9	24	24
Expected return on plan assets	(9)	(9)	(26)	(25)
Recognized actuarial net loss	1	—	2	—
Net settlement and curtailment (gain) loss	4	1	4	1
Total net periodic benefit cost	$12	$9	$29	$24

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and nine months ended September 30, 2025 and 2024.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of September 30, 2025, approximately 18 million shares remain available for awards under the Plan.

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Stock-based compensation expense (Share Based)	$19	$16	$63	$52
Less: future tax benefit	(2)	(2)	(6)	(6)
Stock-based compensation expense, net of tax	$17	$14	$57	$46

As of September 30, 2025, following our annual grant issuance on February 4, 2025, there was approximately $106 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years.

Note 9: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of September 30, 2025 and December 31, 2024.

Common Stock. There are 2.0 billion shares of $0.01 par value Common Stock authorized. As of September 30, 2025 and December 31, 2024, 439.3 million and 438.6 million shares of Common Stock were issued, respectively, which includes 49.6 million and 41.0 million shares of treasury stock, respectively.

Treasury Stock. As of December 31, 2024, the Company was authorized by the Board of Directors of Otis (the "Board") to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which $200 million was remaining at such time.

On January 16, 2025, our Board revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock, of which $1.3 billion was remaining as of September 30, 2025.

During the quarter and nine months ended September 30, 2025, the Company repurchased 2.8 million and 8.6 million shares, respectively, for $247 million and $800 million, respectively, compared to 2.1 million and 8.6 million shares, respectively, in the same periods of 2024 for $200 million and $800 million, respectively. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets, as well as within financing activities in the Condensed Consolidated Statements of Cash Flows when paid.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters and nine months ended September 30, 2025 and 2024 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2025
Balance as of June 30, 2025	$(977)	$(75)	$(4)	$(1,056)
Other comprehensive income (loss) before reclassifications, net	(39)	—	4	(35)
Amounts reclassified, pre-tax	—	1	(1)	—
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2025	$(1,016)	$(74)	$(1)	$(1,091)

Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$(672)	$(76)	$3	$(745)
Other comprehensive income (loss) before reclassifications, net	(344)	—	(5)	(349)
Amounts reclassified, pre-tax	—	2	2	4
Tax benefit reclassified	—	—	(1)	(1)
Balance as of September 30, 2025	$(1,016)	$(74)	$(1)	$(1,091)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2024
Balance as of June 30, 2024	$(686)	$(69)	$4	$(751)
Other comprehensive income (loss) before reclassifications, net	(47)	—	(6)	(53)
Amounts reclassified, pre-tax	—	—	—	—
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2024	$(733)	$(69)	$(2)	$(804)

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$(673)	$(78)	$1	$(750)
Other comprehensive income (loss) before reclassifications, net	(60)	9	(18)	(69)
Amounts reclassified, pre-tax	—	—	15	15
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2024	$(733)	$(69)	$(2)	$(804)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 8, "Employee Benefit Plans" for additional information.

Note 11: Income Taxes

The increase in the effective tax rate for the quarter and nine months ended September 30, 2025, is primarily due to the absence of estimated tax benefits arising from the resolution of the German tax litigation recorded in 2024. In addition to the German tax litigation, the increase in the effective tax rate for the nine months ended September 30, 2025, is due to the tax effect of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX recorded in 2025 and the absence of the reduction in a deferred tax liability related to the mitigation of future repatriation costs recorded in 2024. These impacts were partially offset by an incremental benefit related to foreign-derived intangible income and foreign valuation allowance releases recorded in 2025.

On July 4, 2025, the One Big Beautiful Bill Act was enacted, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). We are currently evaluating the tax impacts of this legislation; however, we do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

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

A subsidiary of Otis lost a tax litigation case in Belgium in 2023 and decided not to appeal. Otis may receive the assessment for tax and interest within the next 12 months. The associated tax and interest have been fully reserved.

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

During the quarters and nine months ended September 30, 2025 and 2024, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions, as follows:

	Quarter Ended September 30, 2025			Quarter Ended September 30, 2024
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$6	$5	$11	$—	$3	$3
Selling, general and administrative	21	1	22	4	2	6
Total	$27	$6	$33	$4	$5	$9

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$13	$26	$39	$2	$12	$14
Selling, general and administrative	59	15	74	9	17	26
Total	$72	$41	$113	$11	$29	$40

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

UpLift restructuring actions were approved in the years ended December 31, 2023 and 2024, as well as in the quarter and nine months ended September 30, 2025, with further actions expected through the year ending December 31, 2025. These costs are primarily severance related costs. We expect these actions initiated to be substantially completed and cash to be paid by the end of 2025. Expected total costs and remaining costs to incur for the actions initiated are approximately $147 million and $20 million, respectively.

In the quarter and nine months ended September 30, 2025, we incurred $10 million and $51 million, compared to $18 million and $45 million in the same periods of 2024, respectively, of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. The UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement.

Other Restructuring Actions. The Other restructuring expenses incurred during the quarters and nine months ended September 30, 2025 and 2024, were primarily the result of restructuring programs initiated during 2025 and 2024 related to severance and facility exit costs. We are targeting to complete in 2025 the majority of the remaining restructuring actions initiated in the quarter and nine months ended September 30, 2025 and the full year 2024, with certain utilization beyond 2025 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $95 million and $30 million, respectively. Expected total and remaining costs are related to approximately 60% to New Equipment and 40% to Service.

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

Restructuring Accruals. The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2024	$13	$24	$37
Net restructuring costs	72	41	113
Utilization, foreign exchange and other costs	(28)	(39)	(67)
Restructuring accruals as of September 30, 2025	$57	$26	$83

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was approximately $5.5 billion and $5.3 billion as of September 30, 2025 and December 31, 2024, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $14 million as of September 30, 2025 and December 31, 2024.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of September 30, 2025 and December 31, 2024:

(dollars in millions)	Balance Sheet Classification	September 30, 2025	December 31, 2024
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$3	$5
Foreign exchange contracts	Other assets	1	4
	Total asset derivatives	$4	$9

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(4)	$(4)
Foreign exchange contracts	Other long-term liabilities	(2)	(1)
	Total liability derivatives	$(6)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$26	$53
Foreign exchange contracts	Other assets	3	6
	Total asset derivatives	$29	$59

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(30)	$(39)
Foreign exchange contracts	Other long-term liabilities	(3)	(6)
	Total liability derivatives	$(33)	$(45)

Derivatives designated as Cash flow hedging instruments. The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2025 and 2024 was immaterial, and is presented in Note 10, "Accumulated Other Comprehensive Income (Loss)".

The pre-tax effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of September 30, 2025 and December 31, 2024 are presented in the table below:

(dollars in millions)	September 30, 2025	December 31, 2024
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$(2)	$3

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, pre-tax losses of less than $1 million are expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of September 30, 2025 will mature by June 2029.

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

We have ¥21.5 billion of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, as well as derivative instruments that qualify as net investment hedges against our investments in certain European businesses (notional amount of €169 million) and Asian businesses (notional amount of HK$2.2 billion). The net investment hedges are deemed to be effective. The maturity dates of the current non-derivative and derivative instruments designated in net investment hedges range from 2025 to 2027.

During the quarter ended September 30, 2025, we de-designated three derivative instruments that qualified as net investment hedges in certain Asian businesses with the notional amount of HK$1.3 billion. During the nine months ended September 30, 2025, we de-designated derivative instruments that qualified as net investment hedges in certain European businesses with the notional amount of €150 million, and in certain Asian businesses with the notional amounts of ¥2.1 billion and HK$1.3 billion, respectively. These de-designated instruments were deemed to be effective until de-designation.

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Foreign currency denominated long-term debt	$3	$(14)	$(7)	$1
Foreign currency forward contracts	(1)	6	(7)	4
Total	$2	$(8)	$(14)	$5

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Foreign exchange contracts	$2	$4	$18	$6

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Commodity and foreign exchange contracts	$1	$2	$3	$—

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

As of September 30, 2025, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$52	$52	$—	$—
Derivative assets	33	—	33	—
Derivative liabilities	(39)	—	(39)	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$44	$44	$—	$—
Derivative assets	68	—	68	—
Derivative liabilities	(50)	—	(50)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$48	$48	$47	$46
Customer financing notes receivable, net	12	10	21	19
Short-term borrowings	(348)	(348)	(51)	(51)
Long-term debt, including current portion (excluding leases and other)	(7,775)	(7,248)	(8,316)	(7,600)
Long-term liabilities, including current portion	(82)	(78)	(132)	(123)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$48	$—	$48	$—
Customer financing notes receivable, net	10	—	10	—
Short-term borrowings	(348)	—	(348)	—
Long-term debt, including current portion (excluding leases and other)	(7,248)	—	(7,248)	—
Long-term liabilities, including current portion	(78)	—	(78)	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$46	$—	$46	$—
Customer financing notes receivable, net	19	—	19	—
Short-term borrowings	(51)	—	(51)	—
Long-term debt, including current portion (excluding leases and other)	(7,600)	—	(7,600)	—
Long-term liabilities, including current portion	(123)	—	(123)	—

Note 15: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amount of service and product guarantees were $11 million and $16 million as of September 30, 2025 and December 31, 2024, respectively.

The Company provides certain financial guarantees to third parties. As of September 30, 2025, Otis has stand-by letters of credit with maximum potential payment totaling $129 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of September 30, 2025, Otis has determined there are no estimated costs probable under these guarantees.

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

Legal Proceedings.

German Tax Litigation

In the third quarter of 2024, Otis prevailed in a German tax litigation case stemming from the 1998 reorganization of the Company's operations in Germany. As a result of winning the case, the Company expects to receive total refunds of prepaid tax, prepaid interest, overpayment interest, and court fees of approximately €307 million net of tax (approximately $360 million as of September 30, 2025). The Company has started to receive refunds and anticipates the refund process to continue into 2026.

The recoveries related to this matter are allocated between RTX and the Company pursuant to the terms of the TMA with our former parent, UTC, by way of indemnification payments. The Company has established an indemnity payable to RTX, which is intended to cover RTX’s tax and interest payable to the Internal Revenue Service ("IRS"). Interest on RTX’s liability to the IRS will continue to accrue until RTX's tax liability is paid. The Company and RTX disagree about both the scope of the indemnity payable to RTX and the Company’s liability for interest accruing on amounts already paid to RTX. The Company expects this dispute to be resolved pursuant to the dispute resolution procedures of the TMA.

(dollars in millions)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Indemnity Payable (in Accrued liabilities)	$218	$233	$246	$194

As of December 31, 2024, the Company estimated its indemnity payable to RTX to be $194 million and recorded this amount in its financial statements for the year ended December 31, 2024.

Based on additional information received from RTX in the quarter ended March 31, 2025, and indemnity payments made to RTX and adjustments to the indemnity payable in the nine months ended September 30, 2025, the Company now estimates the amount payable to RTX to be $218 million, resulting in indemnification expense of $4 million and $62 million in the quarter ended and nine months ended September 30, 2025, respectively. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarter ended and nine months ended September 30, 2025.

This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 1, "General" for additional information on the impacts of the TMA activity to the Condensed Consolidated Financial Statements as of and for the quarter ended September 30, 2025.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended September 30, 2025 and December 31, 2024.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $21 million as of September 30, 2025 and December 31, 2024. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $10 million (including $1 million of payments made in the nine months ended September 30, 2025) and $11 million as of September 30, 2025 and December 31, 2024, respectively, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $3 million as of September 30, 2025 and December 31, 2024, which is principally included in Other assets on our Condensed Consolidated Balance Sheets.

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

Refer to Note 17 for information about litigation-related settlement costs recognized in the nine months ended September 30, 2025 for certain legal matters that are outside of the ordinary course of business.

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

Segment information for the quarters ended September 30, 2025 and 2024 is as follows:

	Quarter Ended September 30, 2025			Quarter Ended September 30, 2024
(dollars in millions)	New Equipment	Service	Total	New Equipment	Service	Total
Net sales	$1,257	$2,433	$3,690	$1,309	$2,239	$3,548
Costs and expenses:
Cost of sales	1,053	1,494	2,547	1,088	1,379	2,467
Selling, general and administrative	119	308	427	107	293	400
Other including research and development	26	10	36	30	12	42
Total segment operating profit	$59	$621	680	$84	$555	639
Corporate and Unallocated
General corporate expenses and other			48			40
UpLift restructuring			27			4
Other restructuring			6			5
UpLift transformation costs			10			18
Separation-related adjustments			4			193
Held for sale impairment			—			18
Other, net			(1)			(2)
Total company operating profit			586			363
Non-service pension cost (benefit)			4			1
Interest expense (income), net			61			(150)
Net income before income taxes			$521			$512

Segment information for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in millions)	New Equipment	Service	Total	New Equipment	Service	Total
Net sales	$3,696	$6,939	$10,635	$4,010	$6,576	$10,586
Costs and expenses:
Cost of sales	3,076	4,297	7,373	3,317	4,070	7,387
Selling, general and administrative	348	882	1,230	350	867	1,217
Other including research and development	79	24	103	78	23	101
Total segment operating profit	$193	$1,736	1,929	$265	$1,616	1,881
Corporate and Unallocated
General corporate expenses and other			125			108
UpLift restructuring			72			11
Other restructuring			41			29
UpLift transformation costs			51			45
Separation-related adjustments			65			177
Litigation-related settlement costs			21			18
Held for sale impairment			10			18
Other, net			—			(2)
Total company operating profit			1,544			1,477
Non-service pension cost (benefit)			4			—
Interest expense (income), net			132			(79)
Net income before income taxes			$1,408			$1,556

Corporate and Unallocated includes adjustments related to the Separation, litigation-related settlement costs, impairment loss related to net assets held for sale, restructuring costs and UpLift transformation costs.

Separation-related adjustments, represent net adjustments of amounts due to and from RTX in accordance with the TMA and amounts due to RTX related to a favorable ruling received in August 2024 regarding the German tax litigation. Separation-related adjustments in 2024 also include a reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA and receipts from RTX in accordance with the TMA. These adjustments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarters and nine months ended September 30, 2025 and 2024, respectively. See Note 11, "Income Taxes" and Note 16, "Contingent Liabilities" for additional information about the German tax litigation.

Litigation-related settlement costs in the nine months ended September 30, 2025 and 2024 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and/or unique facts of these matters.

Impairment loss related to net assets held for sale is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2025. See Note 6, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information about the held for sale assets and liabilities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. We adopted this standard effective for the reporting period ended December 31, 2024. The adoption of this standard resulted in additional disclosure. See Note 17, "Segment Financial Data" for further details.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure, in the notes to financial statements, on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant, including the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact our condensed consolidated financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in the ASU to determine which entity is the accounting acquirer. The amendments in ASU 2025-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the impact of this standard, however; we do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update provide a practical expedient when developing reasonable and supportable forecasts as part of estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact of this standard.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove all references to prescriptive and sequential software development stages (referred to as "project stages") throughout Subtopic 350-40. The amendments in this update specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update exclude from derivative accounting nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard.

Other new accounting pronouncements issued but not effective until after September 30, 2025 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 19: Subsequent Events

In October 2025, we purchased all of the outstanding shares of the noncontrolling shareholder of Otis Electric Elevator Company Limited (“Otis Electric”) for approximately $215 million ($80 million from Cash and $135 million from borrowings).$188 million will be recorded to Accumulated deficit for the difference between the purchase price and the historical noncontrolling interest carrying value and $27 million will be recorded to Noncontrolling interest.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and nine months ended September 30, 2025 and 2024, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 30, 2025, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the "Company") as of September 30, 2025, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and nine-month periods ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, including the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2025

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

UpLift costs incurred in the quarters and nine months ended September 30, 2025 and 2024 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
UpLift restructuring costs	$27	$4	$72	$11
UpLift transformation costs	10	18	51	45
Total UpLift costs	$37	$22	$123	$56

Total UpLift costs incurred to date are $260 million, including $128 million of UpLift restructuring costs and $132 million of UpLift transformation costs.

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

Based on indemnity payments made to RTX and adjustments to indemnity payable in the quarter ended September 30, 2025, the Company now estimates the amount payable to RTX to be $218 million, resulting in indemnification expense of $4 million and $62 million in the quarter and nine months ended September 30, 2025, respectively. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarter ended and nine months ended September 30, 2025. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

For further details, refer to Note 11 and Note 16 to the Condensed Consolidated Financial Statements, as well as our Consolidated Financial Statements in the 2024 Form 10-K.

Impact of Global Macroeconomic Conditions on Our Company

Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters and nine months ended September 30, 2025 and 2024. These macroeconomic conditions include, among others, inflationary pressures, high interest rates, tighter credit conditions, the U.S. federal government shutdown and changes in global trade policies including higher tariffs in the U.S. and other countries. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2025, as a result of the following, among other things:

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our revenue and operating profit for the nine months ended September 30, 2025 and year ended December 31, 2024.

Additionally, we do not have operations or material net sales in Israel or Gaza. Although we have operations in the Middle East and transport products through the Red Sea, we currently do not expect the ongoing instability in that region to have a material impact on our business.

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Net sales	$3,690	$3,548	$10,635	$10,586
Percentage change year-over-year	4%		—%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and nine months ended September 30, 2025 are as follows:

Components of Net sales change:	Quarter Ended September 30, 2025	Nine Months Ended September 30, 2025
Organic volume	2%	—%
Foreign currency translation	2%	—%
Acquisitions and divestitures, net and other	—%	—%
Total % change	4%	—%

The Organic volume increase of 2% for the quarter ended September 30, 2025 was driven by an increase of 6% in Service, partially offset by a decrease of (5)% in New Equipment. The Organic volume for the nine months ended September 30, 2025 was flat driven by an increase of 5% in Service, offset by a decrease of (8)% in New Equipment.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Total cost of products and services sold	$2,557	$2,470	$7,412	$7,401
Percentage change year-over-year	4%		—%

The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2025 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended September 30, 2025	Nine Months Ended September 30, 2025
Organic volume	1%	—%
Foreign currency translation	2%	—%
Acquisitions and divestitures, net and other	1%	—%
Total % change	4%	—%

The Organic volume for total cost of products and services sold increased 1% for the quarter ended September 30, 2025 and was flat for the nine months ended September 30, 2025, primarily driven by the organic sales changes noted above. Productivity was partially offset by inflationary pressures, including higher labor costs.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Gross margin	$1,133	$1,078	$3,223	$3,185
Gross margin percentage	30.7%	30.4%	30.3%	30.1%

Gross margin percentage increased 30 and 20 basis points for the quarter and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, due to the increase in Service sales and decrease in New Equipment sales and the benefits from productivity, partially offset by the inflationary pressures described above.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Research and development	$36	$40	$111	$115
Percentage of Net sales	1.0%	1.1%	1.0%	1.1%

Research and development was relatively flat for the quarter and nine months ended September 30, 2025, when compared to the same periods in 2024.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Selling, general and administrative	$504	$455	$1,467	$1,366
Percentage of Net sales	13.7%	12.8%	13.8%	12.9%

Selling, general and administrative expenses increased $49 million and $101 million for the quarter and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, driven by higher restructuring costs, annual wage increases, other employment costs and the impacts from foreign exchange, partially offset by savings resulting from UpLift.

Selling, general and administrative expenses as a percentage of Net sales increased 90 basis points for the quarter and nine months ended September 30, 2025, when compared to the same periods in 2024.

Restructuring Costs

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
UpLift restructuring	$72	$11
Other restructuring	41	29
Total restructuring costs	$113	$40

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

UpLift restructuring costs were $72 million and $11 million in the nine months ended September 30, 2025 and 2024, respectively. We also incurred $51 million and $45 million of UpLift transformation costs in the nine months ended September 30, 2025 and 2024, respectively, which are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These UpLift transformation costs are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Other restructuring costs were $41 million for the nine months ended September 30, 2025 and included $25 million of costs related to 2025 actions and $16 million of costs related to 2024 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the nine months ended September 30, 2025, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the nine months ended September 30, 2025	$28	$38	$66
Expected cash payments remaining to complete actions announced	76	56	132

The approved UpLift restructuring actions are expected to generate approximately $102 million in annual recurring savings by 2025, primarily in Selling, general and administrative expenses, and of which approximately $63 million was realized during the nine months ended September 30, 2025, including $37 million of incremental savings compared to the same period in 2024.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $24 million for the 2025 actions and $28 million for the 2024 actions, of which approximately 60% relates to Cost of products and services sold and 40% relates to Selling, general and administrative expenses. Approximately $30 million of savings was realized for the 2025 and 2024 actions during the nine months ended September 30, 2025.

Reorganization of Operations in China

In January 2025, we announced the reorganization of our operations in China. Among other aspects, this reorganization will result in restructuring actions of approximately $40 million. These actions primarily include severance-related costs, and we expect these actions to be mostly completed and any cash to be paid by the end of 2025. Amounts related to the reorganization of operations in China are included within Other restructuring.

For additional discussion of restructuring, see Note 12 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Other income (expense), net	$(7)	$(220)	$(101)	$(227)

The change in Other income (expense), net of $213 million for the quarter ended September 30, 2025 compared to the same period in 2024, was primarily driven by lower Separation-related adjustments of $190 million, the absence of $18 million of impairment loss related to net assets held for sale and lower UpLift transformation costs of $8 million, partially offset by unfavorable foreign currency mark-to market adjustments.

The change in Other income (expense), net of $126 million for the nine months ended September 30, 2025 compared to the same period in 2024, was primarily driven by lower Separation-related adjustments of $113 million, gains on the sale of fixed assets of $15 million, lower impairment loss related to net assets held for sale of $7 million and favorable foreign currency mark-to-market adjustments, partially offset by higher UpLift transformation costs of $6 million.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 17 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see Note 12 to the Condensed Consolidated Financial Statements.

Interest Expense (Income), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Interest expense (income), net	$61	$(150)	$132	$(79)

The changes in Interest expense (income), net of $211 million for the quarter and nine months ended September 30, 2025, compared to the same periods in 2024, were primarily driven by the absence of $200 million interest income related to a favorable ruling received in August 2024 regarding a tax litigation in Germany, higher interest expense related to the $600 million and €850 million unsecured, unsubordinated debt issued in November 2024, as well as the $500 million unsecured, unsubordinated debt issued in September 2025, partially offset by lower interest expense related to the repayment of the $1.3 billion unsecured, unsubordinated debt in April 2025. The nine months ended September 30, 2025 was also impacted by interest reserve adjustments related to non-recurring tax items and higher interest income when compared to the same period in 2024.

The average interest rate on our long-term debt was 2.9% and 2.8% for the quarter and nine months ended September 30, 2025, respectively and 2.5% for the same periods in 2024. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate	24.8%	(8.8)%	23.9%	11.2%

The increase in the effective tax rate for the quarter and nine months ended September 30, 2025, compared to the same periods in 2024, is primarily due to the absence of estimated tax benefits arising from the resolution of the German tax litigation recorded in 2024. In addition to the German tax litigation, the increase in the effective tax rate for the nine months ended September 30, 2025, compared to the same period in 2024, is due to the tax effect of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX recorded in 2025 and the absence of the reduction in a deferred tax liability related to the mitigation of future repatriation costs recorded in 2024. These impacts were partially offset by an incremental benefit related to foreign-derived intangible income and foreign valuation allowance releases recorded in 2025.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 11 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Noncontrolling interest in subsidiaries' earnings	$18	$17	$61	$73
Net income attributable to Otis Worldwide Corporation	$374	$540	$1,010	$1,308

Noncontrolling interest in subsidiaries' earnings was relatively flat for the quarter ended September 30, 2025 compared to the same period in 2024.

Noncontrolling interest in subsidiaries' earnings decreased $12 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by increased ownership of our subsidiary in Japan during the second quarter of 2024 and lower net income from non-wholly owned subsidiaries. Other than our acquisition of the noncontrolling shares of our subsidiary in Japan during 2024, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

Net income attributable to Otis Worldwide Corporation decreased for the quarter and nine months ended September 30, 2025, compared to the same periods in 2024, due to a higher effective tax rate and higher interest expense, partially offset by higher operating profit (including the impact of foreign exchange rates). The nine months ended September 30, 2025 was also impacted by lower noncontrolling interest in subsidiaries' earnings, when compared to the same period in 2024.

Segment Review

Summary performance for our operating segments, reconciled to total operating profit, for the quarters ended September 30, 2025 and 2024 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2025	2024	2025	2024	2025	2024
New Equipment	$1,257	$1,309	$59	$84	4.7%	6.4%
Service	2,433	2,239	621	555	25.5%	24.8%
Total segment	$3,690	$3,548	680	639	18.4%	18.0%
Corporate and Unallocated
General corporate expenses and other			48	40
UpLift restructuring			27	4
Other restructuring			6	5
UpLift transformation costs			10	18
Separation-related adjustments			4	193
Held for sale impairment			—	18
Other, net			(1)	(2)
Consolidated Operating Profit			$586	$363	15.9%	10.2%

Summary performance for our operating segments, reconciled to total operating profit, for the nine months ended September 30, 2025 and 2024 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2025	2024	2025	2024	2025	2024
New Equipment	$3,696	$4,010	$193	$265	5.2%	6.6%
Service	6,939	6,576	1,736	1,616	25.0%	24.6%
Total segment	$10,635	$10,586	1,929	1,881	18.1%	17.8%
Corporate and Unallocated
General corporate expenses and other			125	108
UpLift restructuring			72	11
Other restructuring			41	29
UpLift transformation costs			51	45
Separation-related adjustments			65	177
Litigation-related settlement costs			21	18
Held for sale impairment			10	18
Other, net			—	(2)
Consolidated Operating Profit			$1,544	$1,477	14.5%	14.0%

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

Summary performance for New Equipment for the quarters and nine months ended September 30, 2025 and 2024 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$1,257	$1,309	$(52)	(4)%	$3,696	$4,010	$(314)	(8)%
Cost of sales	1,053	1,088	(35)	(3)%	3,076	3,317	(241)	(7)%
	204	221	(17)	(8)%	620	693	(73)	(11)%
Operating expenses	145	137	8	6%	427	428	(1)	—%
Operating profit	$59	$84	$(25)	(30)%	$193	$265	$(72)	(27)%
Operating profit margin	4.7%	6.4%			5.2%	6.6%

Summary analysis of the Net sales change for New Equipment for the quarter and nine months ended September 30, 2025 compared with the same periods in 2024 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2025	Nine Months Ended September 30, 2025
Organic volume	(5)%	(8)%
Foreign currency translation	1%	—%
Acquisitions and divestitures, net and other	—%	—%
Total % change	(4)%	(8)%

Quarter Ended September 30, 2025

Net sales

The organic sales decrease of (5)% was primarily driven by an approximately (20)% decline in China and high single-digit decline in Americas, partially offset by high single-digit growth in Asia Pacific and low single-digit growth in EMEA.

Operating profit

New Equipment operating profit decreased $(25) million. The impacts of lower volume, unfavorable price and tariff headwinds, and regional and product mix were partially offset by productivity, including the benefits of restructuring actions. Operating margin decreased (170) basis points.

Nine Months Ended September 30, 2025

Net sales

The organic sales decrease of (8)% was primarily driven by a greater than (20)% decline in China and high single-digit decline in Americas, partially offset by mid single-digit growth in EMEA and Asia Pacific.

Operating profit

New Equipment operating profit decreased $(72) million. The impacts of lower volume, unfavorable price and tariff headwinds, and regional and product mix were partially offset by productivity, including the benefits of restructuring actions. Operating margin decreased (140) basis points.

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

Summary performance for Service for the quarters and nine months ended September 30, 2025 and 2024 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$2,433	$2,239	$194	9%	$6,939	$6,576	$363	6%
Cost of sales	1,494	1,379	115	8%	4,297	4,070	227	6%
	939	860	79	9%	2,642	2,506	136	5%
Operating expenses	318	305	13	4%	906	890	16	2%
Operating profit	$621	$555	$66	12%	$1,736	$1,616	$120	7%
Operating profit margin	25.5%	24.8%			25.0%	24.6%

Summary analysis of Service Net sales change for the quarter and nine months ended September 30, 2025 compared with the same periods in 2024 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2025	Nine Months Ended September 30, 2025
Organic volume	6%	5%
Foreign currency translation	2%	—%
Acquisitions and divestitures, net and other	1%	1%
Total % change	9%	6%

Quarter Ended September 30, 2025

Net sales

The organic sales increase of 6% is due to increases in maintenance and repair of 4% and in modernization of 14%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	4%	14%
Foreign currency translation	3%	1%
Acquisitions and divestitures, net and other	—%	1%
Total % change	7%	16%

Operating profit

Service operating profit increased $66 million including foreign exchange tailwinds of $17 million. Higher volume, improved pricing and productivity, were partially offset by inflationary pressures including higher labor costs, and mix. Operating margin increased 70 basis points.

Nine Months Ended September 30, 2025

Net sales

The organic sales increase of 5% is due to increases in maintenance and repair of 4% and in modernization of 9%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	4%	9%
Foreign currency translation	1%	—%
Acquisitions and divestitures, net and other	—%	1%
Total % change	5%	10%

Operating profit

Service operating profit increased $120 million including foreign exchange tailwinds of $16 million. Higher volume, improved pricing and productivity, were partially offset by inflationary pressures including higher labor costs, and mix. Operating margin increased 40 basis points.

Corporate and Unallocated

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
General corporate expenses and other	$48	$40	$125	$108
UpLift restructuring	27	4	72	11
Other restructuring	6	5	41	29
UpLift transformation costs	10	18	51	45
Separation-related adjustments	4	193	65	177
Litigation-related settlement costs	—	—	21	18
Held for sale impairment	—	18	10	18
Other, net	(1)	(2)	—	(2)
Total Corporate and Unallocated	$94	$276	$385	$404

General corporate expenses and other increased $8 million for the quarter ended September 30, 2025 compared to the same period in 2024, primarily due to higher corporate costs and foreign currency mark-to-market adjustments.

General corporate expenses and other increased $17 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to higher corporate costs, partially offset by foreign currency mark-to-market adjustments and gains on the sale of fixed assets.

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

As of September 30, 2025, we had cash and cash equivalents of $840 million, of which approximately 97% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of September 30, 2025 and December 31, 2024, the amount of such restricted cash was $13 million and $21 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of September 30, 2025 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$840	$2,300
Total debt	8,084	8,324
Net debt (total debt less cash and cash equivalents)	7,244	6,024
Total equity	(5,353)	(4,785)
Total capitalization (total debt plus total equity)	2,731	3,539
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,891	1,239

Total debt to total capitalization	296%	235%
Net debt to net capitalization	383%	486%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

As of September 30, 2025, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of September 30, 2025, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

As of September 30, 2025, there were $224 million borrowings outstanding under the Company's $1.5 billion commercial paper program, including, €135 million of Euro denominated commercial paper. For additional discussion of borrowings, see Note 7 to the Condensed Consolidated Financial Statements.

On April 7, 2025, the Company repaid its $1.3 billion principal amount of 2.056% notes due in 2025, upon maturity, using cash on hand and commercial paper borrowings.

On September 4, 2025, the Company issued $500 million principal amount of 5.131% notes due in 2035. A portion of the proceeds will be used to fund the repayment at maturity of the Company's currently outstanding $144 million 2026 Yen Notes. The remainder of the proceeds were used to fund the repayment of certain of our commercial paper borrowings.

Share Repurchase Program

On January 16, 2025, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock, of which approximately $1.3 billion was remaining as of September 30, 2025.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Net cash flows provided by (used in):
Operating activities	$779	$873
Investing activities	(376)	(210)
Financing activities	(1,890)	(1,102)
Effect of exchange rate changes on cash and cash equivalents	19	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,468)	$(448)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year decrease in net cash provided by operating activities was primarily driven by working capital balances during the periods, including a larger increase in Accounts receivable, net, in the nine months ended September 30, 2025 compared to the same period in 2024, due to timing of billings and collections and a larger decrease in Accounts payable in the nine months ended September 30, 2025 compared to the same period in 2024, due to timing of payments to suppliers, partially offset by the decrease in Other current assets due to the refunds received in 2025 from the German tax litigation. Additionally, Separation-related and UpLift-related net payments were approximately $92 million and $77 million, respectively, in the nine months ended September 30, 2025, compared to approximately $49 million and $54 million, respectively, in the same period in 2024.

During the nine months ended September 30, 2025, net cash provided by operating activities was $779 million. Net income of $1.1 billion includes $62 million of indemnification expense resulting from the German tax litigation and $10 million of impairment loss related to net assets held for sale, none of which resulted in cash flow activity during the nine months ended September 30, 2025. Net income and the decrease in Other current assets due to refunds received in 2025 from the German tax litigation were also partially offset by a decrease in Accounts payable due to timing of payments to suppliers and an increase in Accounts receivable, net, due to timing of billings and collections. For additional discussion of the German tax litigation, see Note 1 and Note 16 to the Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2024, net cash provided by operating activities was $873 million. Net income of $1.4 billion includes $185 million of income tax benefits, $200 million of interest income and $194 million of indemnification expense resulting from the outcome of the German tax litigation during the third quarter of 2024, none of which resulted in cash flow activity during the nine months ended September 30, 2024. Net income was also partially offset by a decrease in Accounts payable due to the timing of payments to suppliers, an increase in Accounts receivable, net, due to the timing of billings and collections, a decrease in Accrued liabilities and an increase in Other current assets due to the timing of payments, including employee-related benefits, income taxes and supplier payments.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts.

During the nine months ended September 30, 2025, net cash used in investing activities was $376 million. The primary drivers of the outflow related to $211 million of net cash payments from the settlement of derivative instruments, $107 million of capital expenditures and $92 million of acquisitions of businesses and intangible assets. These were partially offset by $35 million of net proceeds from the sale of fixed assets.

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

During the nine months ended September 30, 2025, net cash used in financing activities was $1.9 billion. The primary drivers of the outflow were repayments of long-term debt of $1.3 billion, repurchases of our Common Stock of $809 million and dividends paid on our Common Stock of $483 million. These were partially offset by the proceeds from the long-term debt issuance of $500 million and short-term borrowings of $280 million.

During the nine months ended September 30, 2024, net cash used in financing activities was $1.1 billion. The primary drivers of the outflow were repurchases of our Common Stock of $800 million, dividends paid on our Common Stock and to noncontrolling shareholders of $450 million and $81 million, respectively, and acquisitions of noncontrolling interest shares of $75 million, including approximately $70 million for our subsidiary in Japan. These were partially offset by short-term borrowings of $325 million.

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

The following tables set forth the summarized financial information as of and for the nine months ended September 30, 2025 and as of December 31, 2024 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Nine Months Ended September 30, 2025
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	10
Income from consolidated subsidiaries	—
Income (loss) from operations excluding income from consolidated subsidiaries	(80)
Net income (loss) excluding income from consolidated subsidiaries	(183)

(dollars in millions)	September 30, 2025	December 31, 2024
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	96	1,490
Noncurrent assets (investments in consolidated subsidiaries)	1,099	1,151
Noncurrent assets (excluding investments in consolidated subsidiaries)	39	37
Current liabilities (intercompany payables to non-guarantor subsidiaries)	6,878	6,277
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	703	1,625
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	5,407	5,100

(dollars in millions)	Nine Months Ended September 30, 2025
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	499
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(182)

(dollars in millions)	September 30, 2025	December 31, 2024
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$19	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	468	460
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	31	4
Current liabilities (intercompany payables from non-guarantor subsidiaries)	3	9
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	4,104	3,513
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	2,270	2,017

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of September 30, 2025, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 7, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and nine months ended September 30, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the effect of changes in political conditions in the U.S., including the U.S. federal government shutdown, and in other countries in which Otis and its businesses operate, including tensions between the U.S. and China, on general market conditions, commodity costs, global trade policies and related sanctions, export controls and tariffs, and currency exchange rates in the near term and beyond;
•the effect of geopolitical conflicts, including the effect of the on-going conflict between Russia and Ukraine and instability in the Middle East;
•challenges in the development, production, delivery, support, including employee adoption, performance and realization of the anticipated benefits of advanced technologies and new products and services;
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
•fluctuations in prices and delays and disruptions in delivery of materials and services from suppliers, whether as a result of changes in general economic conditions, geopolitical conflicts or otherwise;
•cost reduction or containment actions, restructuring or transformation costs and related savings and other consequences thereof, including with respect to UpLift and China and related impacts of reorganization and outsourcing activities and change management, as applicable;
•new business and investment opportunities and the realization of anticipated benefits;
•the outcome of legal proceedings, investigations and other contingencies;
•pension plan assumptions and future contributions;
•the impact of the negotiation of collective bargaining agreements and labor disputes, labor actions, including strikes or work stoppages, and labor inflation in the markets in which Otis and its businesses operate globally;
•the effect of changes in laws and regulations in the U.S. and other countries in which Otis and its businesses operate;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2025	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	1,368	$88.15	1,368	$1,427
August 1 - August 31	1,462	86.54	1,462	$1,300
September 1 - September 30	—	—	—	$1,300
Total	2,830	$87.32	2,830

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On January 16, 2025, our Board of Directors ("the Board") revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock. As of September 30, 2025, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1.3 billion.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

Departure of Officer

On October 28, 2025, the Company reached an agreement with Peiming (Perry) Zheng whereby he will cease to serve as EVP, Chief Product, Delivery and Customer Officer and separate from employment with the Company effective as of February 28, 2026. During the period until his departure from the Company, Mr. Zheng will facilitate and oversee the planned reorganization of certain functions to allow the Company to meet the needs of a changing business environment, and will support the successful transition of his responsibilities. Mr. Zheng has also agreed to cooperate with the Company following his departure from the Company with respect to matters which involved him during the course of his employment. Given these commitments from Mr. Zheng, the Compensation Committee determined that Mr. Zheng’s departure from the Company will constitute a qualifying separation that results in full vesting of certain Otis RSUs that were converted from an RSU retention award granted by the Company’s former parent under the legacy United Technologies Corporation equity incentive plan. These legacy RSUs were awarded to Mr. Zheng prior to him becoming an executive officer of the Company in 2020 and became eligible to vest upon a qualifying separation after Mr. Zheng’s completion of three years of service as a member of the former parent’s Executive Leadership Group. In order to receive this benefit, as required by the RSU award agreement, Mr. Zheng must execute an agreement which will include a release and post-termination restrictive covenants, including confidentiality, a three-year post-termination non-competition covenant, and non-solicitation and non-disparagement covenants. Mr. Zheng’s separation from employment will constitute a retirement for purposes of his other Company equity awards in accordance with their terms. Mr. Zheng will not be entitled to any severance benefits under the Company’s ELG Severance Plan in connection with his separation from employment.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K, except as set forth below.

On August 25, 2025, Ms. Marks, our Chair, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading plan covers (i) the sale, based on our current projected performance against underlying financial goals, expected tax withholding and certain dividend and share price assumptions, of up to approximately 48,407 shares in connection with the vesting of performance stock units granted to Ms. Marks in 2023, the actual amount of which may vary based on tax withholding and satisfaction of performance conditions; (ii) the sale of up to 19,047 shares that Ms. Marks previously received upon the vesting of other awards; and (iii) the exercise and sale of up to 191,799 stock appreciation rights granted to Ms. Marks in 2019, the actual number of which that could be sold depending on the Company’s stock price and applicable tax rates. The trading plan will terminate on March 1, 2026.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1
Supplemental Indenture No. 5, dated as of September 4, 2025, between Otis Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Otis' Current Report on Form 8-K (Commission File No. 001-39221) filed with the SEC on September 4, 2025.

10.1
Revolving Credit Agreement, dated as of August 8, 2025, by and among Otis Worldwide Corporation, as borrower, Otis Intercompany Lending Designated Activity Company, as subsidiary borrower, each other subsidiary borrower party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto from time to time, incorporated by reference to Exhibit 10.01 of Otis' Current Report on Form 8-K (Commission File No. 001-39221) filed with the SEC on August 26, 2025.

10.2	Letter of Assignment for Kimberly Gosk dated December 22, 2022*

10.3	Offer Letter between Otis Worldwide Corporation and Kimberly Gosk*

10.4	Extension of Letter of Assignment for Stephane de Montlivault dated September 24, 2025.*

10.5	Extension of Letter of Assignment for Sally Loh dated September 24, 2025.*

10.6	Employment Contract (Foreign National or Hong Kong, Macao or Taiwan Resident) for Sally Loh, effective January 1, 2026.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended September 30, 2025 and 2024, (ii) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (v) Condensed Consolidated Statements of Changes in Equity for the quarters ended September 30, 2025 and 2024, (vi) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2025 and 2024, (vii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (viii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	October 30, 2025	by:	/s/ Cristina Méndez
Cristina Méndez
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 30, 2025	by:	/s/ Michael P. Ryan
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)