Form 10-K
period 2025-12-31
Otis Worldwide Corp
filed 2026-02-05
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting Common Stock held by non-affiliates as of June 30, 2025 was $38,824,474,742 based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

As of January 22, 2026, there were 388,720,773 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference portions of the Otis Worldwide Corporation Proxy Statement for the 2026 Annual Meeting of Shareholders (the "2026 Proxy Statement"). The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

OTIS WORLDWIDE CORPORATION
Form 10-K
For the Year Ended December 31, 2025

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

PART I

Item 1. Business

Our Company

Otis is the world’s leading elevator and escalator manufacturing, installation, service and modernization company. We serve customers in over 200 countries and territories around the world. Otis has global scale and local focus, with more than 1,400 branches and offices, and a direct physical presence in more than 70 countries.

The following description of our business should be read in conjunction with Item 7 in this Form 10-K, including the information contained therein under the heading "Business Overview."

Description of Business by Segment

Our Company is organized into two segments, New Equipment and Service, which, for 2025, contributed 35% and 65% of our net sales, and 9% and 91% of our segment operating profit, respectively. Our international operations represented approximately 71% of our net sales for 2025.

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

Gen2

Gen2 has been our principal low-and mid-rise elevator solution. Since its launch in 2000, we have sold over one million units, making it our best-selling elevator platform.

Gen3

The successor to the Gen2 family of elevators, the Gen3 platform enhances the space-saving, energy-efficient design of the Gen2 elevator with the connectivity of the Otis ONE IoT (Internet of Things) digital service platform, while offering additional safety features for passengers and our colleagues who maintain the elevator.

Gen360

The Gen360 elevator frees hoistway space to accommodate larger cabins and features a new electronic architecture, with many mechanical components replaced by electronic components that, when combined with our service, increase reliability and reduce the potential for entrapments. A foldable, in-ceiling platform allows maintenance operations to be performed safely from within the car rather than on top of it and, depending on local regulations, eliminates the need for a refuge space above the car and the protrusion on the roof allowing for a flat roof design. With optional 360-degree cameras in the hoistway, Otis service teams can visually confirm, fine-tune, diagnose and solve many issues remotely without stopping the elevator. Otis ONE is our IoT solution that connects elevators to the cloud for real-time monitoring, predictive maintenance, and enhanced, transparent communication.

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

Service

Through our Service segment, we perform maintenance and repair services, as well as modernization services to upgrade elevators and escalators. We have a maintenance portfolio of approximately 2.5 million units globally, which includes Otis equipment manufactured and sold by us, as well as equipment from other original equipment manufacturers. Through our network of service sales personnel, we sell our services directly to customers in all significant elevator and escalator verticals around the world.

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

We provide our Service offerings to our customers through a global network of 37,000 Service mechanics operating out of more than 1,400 branches and offices typically located in close proximity to concentrations of customers. Our mechanics are critical to our ability to deliver a high level of service to our customers. Our OTISLINE operations provide personalized customer support 24/7. They receive customer service requests and assign and dispatch field technicians, as necessary, to respond to service requests. We support our customers with our network of service parts centers and repair centers.

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

Similar to most other electro-mechanical equipment, elevators and escalators are subject to wear and tear over time, which can erode equipment functionality. As equipment ages, we work with customers to help renew and refresh their elevators and escalators through modernization solutions that enhance operational performance, improve overall building functionality, and support more sustainable building systems. Modernization offerings range from relatively simple upgrades of interior finishes and aesthetics to complex upgrades of larger components and sub-systems, including the machine, ropes or belts, safety systems and the entire car or escalator.

Digital Technology initiatives

Otis offers a range of technologies for improving the passenger experience and we have been using technology to monitor elevator performance remotely for decades. As of December 31, 2025, approximately 1.1 million units of our global portfolio, including units under the warranty period, are connected. In 2026, we expect to continue to innovate and expand our digital ecosystem and suite of digital solutions for both our existing service portfolio customers and for new equipment shipments from our factories.

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

Research and Development & Intellectual Property

Innovation is a fundamental characteristic of our history and is central to our strategy. For 2025, research and development ("R&D") expense was $152 million and 1.1% as a percentage of net sales. In addition to R&D expense, we made investments in digital and strategic initiatives of $45 million, which in combination with R&D expense was 1.4% as a percentage of net sales. We coordinate our R&D efforts globally through an operating model that sets global and local priorities based on customer and segment needs. We have 11 R&D centers and 16 factories around the world, including major locations in China, India, Japan, France, Germany, Spain and the United States. The R&D centers are strategically located close to concentrations of customers and factories to enable efficient development of engineering solutions that can serve as global model products and adapt quickly and efficiently to local customer needs and local demographic and construction trends. We have 1,300 engineers globally, with increasing focus on digital initiatives, software, design of the user interface and the user experience.

We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to the Otis business to protect our R&D investments in products and services. We currently own approximately 4,600 patents issued in various jurisdictions, and we have approximately 1,300 patent applications pending globally. We filed approximately 900 patent applications in the last three years. Our patents are primarily filed in Europe, the United States and Asia. We believe that our patents and trade secrets create a competitive advantage and that we have taken reasonable measures to build a portfolio of valid and enforceable intellectual property rights. However, these intellectual property rights might be challenged and could be found invalid or unenforceable. Loss of strategic patents and trade secrets could significantly affect our competitiveness. See Item 1A in this Form 10-K for further discussion of intellectual property matters.

Joint Ventures and Non-Wholly Owned Subsidiaries

Our international strategic relationships, joint ventures and non-wholly owned subsidiaries are an important part of our business as they support our access to international markets and customers. Results of these entities are consolidated with our financial and operational results. Our largest joint venture is located in China with the remainder of our joint ventures and non-wholly owned subsidiaries located in various other countries.

Prior to October 2025, we operated in China through two principal joint ventures: Otis Elevator (China) Investment Company Limited ("Otis China") and Otis Electric Elevator Company Limited ("Otis Electric"). Otis China is a joint venture established in 1998 for the purpose of manufacturing, installing and servicing elevators, escalators and related equipment. We are the majority owner of Otis China, and Tianjin Tai Kang Investment Co. Ltd. is our joint venture partner. Otis Electric, a subsidiary of Otis China, is a joint venture established in 1997 for the purpose of manufacturing, installing and servicing elevators, escalators and related equipment. Otis China owns a controlling equity stake in Otis Electric. Otis China’s partner in Otis Electric was Xizi Elevator Group Co.

In October 2025, we purchased all of the outstanding shares of the noncontrolling shareholder of Otis Electric. Otis Electric is now 100% owned by Otis China and one of its subsidiaries. See "Note 1: Business Overview" in Item 8 in this Form 10-K for further details regarding this transaction.

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

There are several factors that determine competitiveness in the industry, including local codes and compliance requirements, customer preferences, price, reputation, delivery and execution, product quality, equipment performance, reliability and long-term service and product support. Our success in both our New Equipment and Service segments depends upon our ability to develop and market our products, services and solutions, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency and at quality levels expected by our customers. We believe our global presence, local relationships and proven track record in executing complex elevator and escalator solutions contribute to our iconic brand, reputation and competitive position in the industry.

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

The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on our sales and profit margins and reputation. For further discussion of risks related to the competitive environment of our business, see Item 1A in this Form 10-K.

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

For further discussion of risks related to international trade compliance, environmental matters and other government regulations, see in this Form 10-K Item 1A, Item 7 and "Note 2: Summary of Significant Accounting Policies" and "Note 20: Contingent Liabilities" in Item 8 in this Form 10-K.

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

Raw Materials and Supplies

Due to the global and distributed nature of our operations, we partner with a diverse network of several thousand suppliers globally. These include product and non-product suppliers, as well as subcontractors. We rely on approximately 400 key suppliers for our manufacturing supply chain.

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

Sustainability and Responsibility

At Otis, sustainability and responsibility are strategically woven into each of our core business functions in support of our vision and our commitment to living our Otis mission as a world-class, customer-centric, service-oriented company. Together with our Otis Absolutes of Safety, Ethics and Quality and our Leading at Otis Behaviors, our projects and programs under our four pillars of Health & Safety, Governance & Accountability, Environment & Impact and People & Communities advance our five strategic objectives – of sustaining New Equipment growth, accelerating our Service portfolio growth, delivering modernization value, and focusing and empowering our organization while advancing digitalization – to create value for our stakeholders and the broader communities where we live and work. We are committed to the health and safety of our colleagues and the riding public. We are committed to environmental sustainability as a business strategy, advancing digitalization and leveraging smart technology to create products and services that meet customer expectations. We proactively engage in the communities where we live and work. We position ourselves to attract, develop and retain the best talent in the market. See "Human Capital" below for additional information regarding certain initiatives related to our Otis colleagues.

In April 2024, the Science Based Target Initiative ("SBTi") validated our near-term science-based greenhouse gas emissions reduction targets (SBTs). Our SBTs are: (i) reduce absolute scope 1 and 2 greenhouse gas emissions 55% by 2033 from 2021 base year (the target boundary includes biogenic land-related emissions and removals from bioenergy feedstocks) and (ii) reduce absolute scope 3 greenhouse gas emissions from purchased goods and services, business travel, and use of sold products 33% by 2033 from 2021 base year. Our climate strategy is designed to build resiliency and strengthen the operational efficiency of our business and supply chain. It is based on our climate scenario analysis under the Task Force on Climate-related Financial Disclosures (TCFD), near-term SBTs and the implementation of major initiatives in the near-term, medium-term and long-term focused on energy management and operational efficiency across our factories, real estate portfolio and fleet, real estate portfolio climate resilience, product sustainability through the advancement of digitalization and innovation and responsible climate resilient sourcing.

In June 2025, we published our fourth annual voluntary report describing our sustainability-related strategies, programs, and actions in alignment with our business strategies, and providing performance data and metrics under our four pillars. It was drafted in accordance with the Global Reporting Initiative Standards, the Sustainability Accounting Standards Board guidelines for the Resource Transformation sector (with Electrical and Electronic Equipment and Industrial Machinery and Goods as subsectors, when applicable), and the TCFD recommendations. We also engaged third parties for limited or reasonable assurance assessment of certain of our health and safety and environmental metrics under our voluntary reporting. This annual report – now called "Connect & Thrive" can be found on our company website (http://www.otis.com) under the heading "Sustainability & Responsibility", which we update from time to time. Neither our Connect & Thrive report nor our company website are incorporated by reference into this Form 10-K.

Underscoring the integration of sustainability and responsibility into our core business operations Otis has enhanced its sustainability-related governance model by further rooting sustainability within each business function. Functional leads are responsible for sustainability-related topics within their respective functions, with direct oversight by the CEO and, ultimately, the Board of Directors (including the Nominations and Governance Committee). These functional leaders are supported by functional committees and workstreams that oversee sustainability-related strategies at the functional level. These groups collaborate with subject matter experts across their functions to develop and implement sustainable-related strategies that align with our vision.

There have been no, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change, from the known physical effects of climate change, as a result of implementing our sustainability-related initiatives or from transitional risks such as increased regulations or customer shifting preferences toward low carbon products, as determined under our climate scenarios analysis. For a discussion of risks associated with sustainability-related matters, see Item 1A in this Form 10-K.

Human Capital

As of December 31, 2025, our global workforce consists of approximately 72,000 colleagues (including approximately 45,000 field professionals), with 45% in Asia, 34% in Europe, the Middle East and Africa ("EMEA") and 21% in the Americas.

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

Compensation and Benefits

Our colleagues are vital to our success, and we offer pay and benefits designed to attract, retain and motivate our colleagues and align their compensation with both individual and our overall performance. We offer fair employment conditions and follow local labor laws that address minimum wages, insurance coverage of work-related accidents, severance pay and other employment provisions, including overtime and sick pay. While our programs vary by location and eligibility, they generally include base and overtime pay, short-term incentive bonuses, long-term incentive pay in the form of stock awards, retirement plan benefits, health care and insurance benefits, tuition assistance through our Employee Scholar program, paid sick, bereavement, vacation, parental and family leaves, and wellness and employee assistance programs.

Health and Safety

Safety is one of the Otis Absolutes. For that reason, safety measures and indicators are regularly monitored by management and reported to our Board of Directors. To promote safety, we have a health and safety management system and regularly measure the effectiveness of our health and safety programs. We also provide regular health and safety training to our field professionals and we regularly enhance our learning tools to support the success of our health and safety programs. We follow local labor laws that address maximum working hours. We empower all of our colleagues and subcontractors with stop work authority if they perceive an unsafe condition or behavior that may cause injury. We also seek to promote a culture where stop work authority can be freely exercised without the fear of retribution or retaliation, and a learning culture to enhance the quality and delivery of safety and technical training. Health and Safety is one of the four focus areas of our sustainability and responsibility projects and programs. See the "Sustainability and Responsibility" section of this Form 10-K above for more information regarding our sustainability-related strategies and actions.

We are focused on our colleagues' mental and physical well-being. We provide employee assistance plan benefits to all of our colleagues worldwide. We also offer flexible work arrangements to many salaried colleagues.

Hiring, Training, Development and Retention

We position ourselves to attract and retain the best talent in the market and interact meaningfully in the global communities where we live and work. We perform strategic talent outreach to expand our applicant pool and ensure access to top-qualified candidates. When seeking candidates or promoting Otis colleagues, we focus on matching the best talent to open roles in support of our organizational model and business needs, thereby driving value for our company and its stakeholders.

We seek others’ ideas, encourage innovation and empower our colleagues through various learning and development programs that are aligned with our business strategy and are designed to contribute to our broader success such as our "Employee Scholar Program", a company-sponsored education program that allows colleagues to expand their skills through degree or certification programs. Our mechanics receive extensive training to service and install equipment safely. This training consists of live, virtual, and on-the-job modules with experienced mechanics. We also offer various programs to build leadership and functional capabilities and provide development initiatives through our colleague-led Business Resource Groups (BRGs). Our BRGs have evolved to ensure global alignment and greater accountability for business goals while offering programming for our Otis colleagues relevant to our "4C pillars" of Career, Culture, Customer, and Community.

We track our colleagues’ voluntary attrition rate to help us assess our workplace initiatives. We also track our colleagues’ satisfaction through colleague engagement surveys to anticipate attrition, as discussed further below. Our commitment to building and fostering a sense of belonging and an inclusive workplace strengthens employee engagement and supports the retention of top talent.

Colleague Engagement

We believe that engaged colleagues deliver better service to our customers. We measure engagement by conducting annual colleague engagement surveys. The results, which are reported to our Board of Directors and management, help us assess how our colleagues feel about working for us. We use the survey results to develop action plans to address areas of concern. The engagement survey, which anonymizes the data, covers topics such as safety, ethics, belonging, quality, company prospects, inclusion, success, growth and managerial effectiveness.

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

Available Information

This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.otis.com) under the heading "Financial Information" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains a website (http://www.sec.gov) containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for Otis’ future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "medium-term," "near-term," "confident," "goals" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, dividends, share repurchases, tax rates, R&D spend, restructuring or transformation actions (including UpLift and related reorganization and outsourcing activities and such actions with respect to our business in China), credit ratings, net indebtedness and other measures of financial performance or potential future plans, strategies or transactions, or statements that relate to climate change and our intent to achieve certain sustainability targets or other corporate responsibility initiatives, including operational impacts and costs associated therewith, and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, Otis claims the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the effect of changes in political conditions in the U.S. and in other countries in which Otis and its businesses operate, including tensions between the U.S. and China and geopolitical conflicts, including the ongoing conflict between Russia and Ukraine and instability in the Middle East, on general market conditions, commodity costs, global trade policies and related sanctions, export controls and tariffs, and currency exchange rates in the near term and beyond;
•challenges in the development, production, delivery, support, employee adoption, performance and realization of the anticipated benefits of advanced technologies and new products and services;
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
•cost reduction or containment actions, restructuring or transformation costs and related savings and other consequences thereof, including with respect to UpLift and our China business and related impacts of reorganization, change management and outsourcing activities, as applicable;
•new business and investment opportunities and the realization of anticipated benefits, including meeting customer expectations and maintaining our competitiveness;
•the outcome of legal proceedings, investigations and other contingencies;
•pension plan assumptions and future contributions;
•the impact of the negotiation of collective bargaining agreements and labor disputes, labor actions, including strikes or work stoppages, and labor inflation in the markets in which Otis and its businesses operate globally;
•the effect of changes in laws, regulations and enforcement priorities in the U.S. and other countries in which Otis and its businesses operate;
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

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions, including levels of consumer and business confidence, commodity prices, raw material and energy costs, supply chain issues, trade policies (including tariffs and trade barriers), foreign currency exchange rates, interest rates, labor costs, levels of government spending and deficits, actual or anticipated default on sovereign debt, political conditions in the U.S. or otherwise, regulatory changes and other challenges that could affect the global economy. In addition, the current global economic environment has resulted, and may continue to result, in increased levels of commodity, materials and wage inflation. These various global economic conditions have affected and may continue to affect our business in a number of ways as discussed in more detail in this Item 1A and elsewhere in this Form 10-K. More particularly, a slowdown in building and remodeling activity, whether due to remote work or otherwise, or decreased public spending on infrastructure projects could adversely affect our financial performance.

Our operations are subject to natural and man-made unexpected events that may increase our costs, limit access to building sites, interrupt production or our supply chain or otherwise adversely affect our business, results of operations or financial condition.

The occurrence of one or more unexpected events, including war (see discussion below regarding ongoing conflicts), acts of terrorism or violence, civil unrest, pandemics, fires, tornadoes, hurricanes, earthquakes, floods and other forms of natural disasters or severe weather, whether as a result of climate change or otherwise, in the United States or in other countries in which we operate or in which our suppliers are located could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or temporary or long-term disruption in the supply of component products from some of our suppliers, disruption and delay in the transport of our products to customers or limit our access to building sites to install our products or perform our services. Existing insurance coverage may not provide protection for all of the costs that may arise from such events. The impacts of these unexpected events are difficult to predict, but could result in higher costs or delays in our operations and/or adversely affect economic conditions in the regions where we operate and our financial performance.

Our international operations subject us to risk as our results of operations may be adversely affected by changes in local and regional economic conditions, such as fluctuations in exchange rates and changes in credit conditions.

We conduct our business on a global basis, with approximately 71% of our 2025 net sales derived from international operations. Changes in local and regional economic conditions, including credit conditions and fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations, where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay for the materials used in our products. Though we engage in hedging strategies to manage foreign currency exposures in connection with certain cross-border transactions, our operating margins may be negatively impacted by currency fluctuations that result in higher costs or lower revenues for certain cross-border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates have given and may continue to give rise to gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our net sales are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies has adversely affected and could in the future adversely affect our results of operations. Additionally, limitations on the ability of our customers and suppliers to access credit at interest rates and on terms that are acceptable to them could lead to customer and supplier defaults and cancellations of existing orders, limit or prevent customers from being able to finance purchases of our products and services in the future, and cause delays in the delivery of key products from suppliers.

Our international operations subject us to risks associated with government policies on international trade and investments and risks in general and particularly in China.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, local manufacturing, product content or supplier requirements, employment regulations and the repatriation of earnings. Government policies on international trade and investments such as import quotas, capital controls, punitive taxes or tariffs or similar trade barriers, whether imposed by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or services, or encumber our ability to manufacture or sell products in certain countries. International transactions also involve increased financial and legal risks due to differing legal systems and customs in foreign countries, which could result in increased costs, risk of fines or penalties as well as reputational harm. Our international sales and operations are also sensitive to changes in foreign nations’ priorities, including government budgets, as well as to political and economic instability.

The implementation of more restrictive trade policies, including tariffs and retaliatory actions in response thereto, or the renegotiation of existing trade agreements with the U.S. or countries where we sell large quantities of products and services, procure materials incorporated into our products, manufacture products or recruit and employ employees (see discussion on China below), could have a material adverse effect on our business, results of operations and financial condition. These impacts may include hindering our ability to recruit and retain employees or deploy certain employees to the geographies where their skills are best utilized, increased costs for our customers, declining consumer confidence, significant inflation and diminished economic expectations, which could ultimately reduce demand for our products. While we take steps to mitigate or avoid these increased costs, disruptions and legal risks due to changes in trade policies, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. In addition, our ability to recover cost increases and maintain profitability levels through price adjustments may be limited by competitive pressures, customer acceptance, and contractual limitations. Tariff actions by the U.S. and retaliatory actions by other countries have caused, and may in the future cause, significant disruption and volatility in the financial markets, which could adversely affect the availability, terms and cost of capital, including with respect to refinancing our existing debt, and which in turn could reduce our cash flows and harm our business.

China is currently the largest end market for sales of new equipment in our industry, with our New Equipment net sales in China representing approximately one fifth of our global New Equipment net sales and over half of our global New Equipment unit volume and a growing part of our Service segment. Changes to market and economic conditions in China, including credit conditions for our customers, have recently impacted and may continue to impact our ability to maintain New Equipment net sales in China at rates consistent with prior years as well as future growth of our Service segment. Additionally, the escalation of trade conflicts between the U.S. and China could further impact economic conditions in the U.S. and China. Furthermore, as is the case in many countries where we operate, China could impose additional regulatory and legal requirements, including requirements that could increase costs in China and/or restrict access to Chinese markets, which could negatively impact our overall financial performance.

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

Our international sales and operations are subject to risks associated with geopolitical conflicts, including the ongoing conflicts between Russia and Ukraine and instability in the Middle East. Geopolitical conflicts, including threats related thereto, have resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how conflicts will evolve or the timing thereof. If current geopolitical conflicts expand to other countries and depending on the ultimate outcomes of these conflicts, which remain uncertain, they or new geopolitical conflicts could have additional adverse effects on macroeconomic conditions, including but not limited to, increased costs, constraints on the availability of commodities, supply chain disruptions and decreased business spending. Furthermore, continuation of the conflicts could give rise to disruptions to our or our business partners’ global technology infrastructure, including through cyberattack or cyber-intrusion; adverse changes in international trade policies and relations; regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We design, manufacture, install and service products that incorporate advanced technologies; the introduction of new products and technologies, including artificial intelligence, involves risks, and we may not realize the degree or timing of benefits initially anticipated.

We seek to grow our business through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in technologies, products and services. Our ability to realize the anticipated benefits of our technological advancements, such as the development and execution of advanced technologies, including artificial intelligence ("AI"), for the benefit of our New Equipment or Service segment or the development of new products depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; employee adoption of new technologies; achieving cost and production efficiencies; validation of innovative technologies; our ability to maintain new products at the Service levels and costs anticipated; and customer interest in new technologies and products and acceptance of products we manufacture or that incorporate technologies we develop.

Our research and development efforts may not result in innovative products or services that incorporate new technologies for our New Equipment and Service segments, or products or services being developed on a timely basis or that meet the needs of our customers as effectively as competitive offerings. In addition, the markets for our products or services, or products that incorporate our technologies, may not develop or grow as we anticipate. We or our suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or divert resources from other projects. If we are unable to successfully develop and timely introduce new products, services and technologies, our competitors may develop competing technologies that gain market acceptance in advance of or instead of our products or services that might cause our existing technology and offerings to become obsolete, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Further, as we integrate emerging and rapidly evolving technologies, including AI, into our products and services, we face evolving risks related to safety, data governance, regulatory compliance and intellectual property and may not be able to anticipate or identify vulnerabilities, design flaws or security threats resulting from the use of such technology and develop adequate protection measures, which could lead to unintended consequences and significantly impact our business, reputation, and financial results.

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

In order to operate more efficiently and cost effectively, we have and may continue to adjust employment, optimize our footprint or undertake other restructuring or transformation activities, including in connection with UpLift and our China business, and related reorganization, transformation and outsourcing activities, as applicable. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage restructuring and other transformation activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unfavorable political responses, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, challenges in change management, adverse effects on employee morale and capacity, and the failure to meet operational targets due to the loss of employees or work stoppages or transitioning work to third parties, any of which may impair our ability to achieve anticipated cost reductions, otherwise harm our business or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We operate in challenging markets for talent and may fail to attract, develop and retain key personnel.

We depend on the skills, institutional knowledge, working relationships, and continued services and contributions of key personnel, including our leadership team, engineers, field professionals, and others at all levels of the company. In addition, our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel in a highly competitive labor market, and we may lose key personnel or fail to attract sufficient skilled personnel and incur additional labor costs. Any such losses, failures or increased costs could have material adverse effects on our results of operations, financial condition and cash flows.

Our debt levels and related debt service obligations could have negative consequences; we may need additional debt or equity financing in the future to meet our capital needs, and such financing may not be available on favorable terms, if at all, due to changes in global capital markets, our financial performance or outlook or our credit ratings and may be dilutive to existing shareholders.

As of December 31, 2025, we had $7.7 billion outstanding long-term debt. Our debt level and related debt service obligations could have negative consequences, including, among others:

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

We seek to grow through strategic acquisitions, including of the interests in certain ventures and entities which we do not already wholly own, in addition to internal growth. Our due diligence reviews in connection with our acquisitions may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as anti-corruption, antitrust, anti-collusion, environmental or income tax laws. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, as well as expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may incur unexpected costs associated with labor law, tax or pension matters or to bring acquired assets up to our operating standards. We may encounter difficulties in integrating acquired businesses with our operations, applying our internal controls to these acquired businesses or in managing strategic investments. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

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

In certain regions, we operate our business through joint venture relationships or non-wholly owned subsidiaries, including Otis Elevator (China) Investment Limited in China. A significant downturn or deterioration in the business or financial condition of a joint venture partner could affect our results of operations in a particular period. Our joint ventures may experience labor strikes, diminished liquidity or credit unavailability, weak demand for products, delays in the launch of new products or other difficulties in their businesses. Changes in local government laws, regulations and policies, including those related to investments and limitations on foreign ownership of businesses, could adversely impact our ability to participate in and operate our joint ventures, or could result in changes to the ownership structure or allocation of rights in our joint ventures. If we are not successful in maintaining our joint ventures and other strategic partnerships, our financial condition, results of operations and cash flows may be adversely affected.

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

See "Business Overview" and "Results of Operations – Income Taxes" in Item 7 and "Note 2: Summary of Significant Accounting Policies" and "Note 14: Income Taxes" in Item 8 in this Form 10-K, for further discussion on income taxes and related contingencies.

Our defined benefit pension plans are subject to financial market risk that could adversely affect our results.

The performance of the financial markets and interest rates, as well statutory and/or regulatory changes, can impact our defined benefit pension plan expenses and funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See "Note 11: Employee Benefit Plans" in Item 8 of this Form 10-K for further discussion on pension plans and related obligations and contingencies.

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

As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses or changes to business operations that could impact our ability to sell our products and services or sell them at expected profit levels. Uncertainty relating to those laws or regulations may also affect how we operate, structure our investments, structure our contracts and comply with the terms of these contracts and/or enforce our rights thereunder.

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

In addition, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other anti-corruption laws that generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under certain anti-corruption laws, companies also may be held liable for the actions of partners or representatives. Certain of our customer relationships are with governmental entities and are, therefore, subject to the FCPA and other anti-corruption laws. Despite meaningful measures that we undertake to seek to ensure lawful conduct, which include training and internal controls, we may not always be able to prevent our employees, partners, joint ventures, agents or distributors from violating the FCPA or other anti-corruption laws. Changes in these laws or their interpretation, administration and/or enforcement may also occur over time. As a result, we could be subject to criminal and civil penalties, disgorgement, changes or enhancements to our compliance measures that could increase our costs, decrease our access to certain sales channels, personnel changes or other remedial actions.

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

Additionally, we provide products and services to government entities. Government contract laws and regulations impose certain risks. If violations of law are found, they could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Each of these factors could negatively impact our business, results of operations, financial condition, and reputation.

Violations of the FCPA, antitrust or other anti-corruption or anti-collusion laws, government contract laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We also must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the Export Administration Regulations administered by the Department of Commerce and embargoes and sanctions regulations administered by the Department of the Treasury. In addition, U.S. foreign policy may restrict or prohibit business dealings with certain individuals, entities or countries; changes in these prohibitions can happen suddenly and could result in a material adverse effect on our operations. See discussion of other risks associated with our international business, including changes in trade policies, discussed above and elsewhere in this Form 10-K.

For a description of current material legal proceedings, see "Note 20: Contingent Liabilities" in Item 8 of this Form 10-K.

We are impacted by evolving stakeholder interest in sustainability and responsibility matters.

We report on our sustainability and responsibility projects and programs, as required by applicable law and voluntarily. Our strategies reflect our focus on projects and programs that tie to business performance allowing us to adapt to evolving market needs and pursue new opportunities in alignment with our business strategies. Nonetheless, there is no certainty that these projects and programs will deliver the desired outcomes. Our ability to deliver on our sustainability and responsibility initiatives is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) third-party coordination and alignment over which we do not have control and which may be unpredictable, (3) evolving regulatory requirements affecting sustainability or responsibility related standards or disclosures, (4) the availability of suppliers that can meet our sustainability-related standards, and (5) our ability to recruit, develop, and retain talent in our labor markets. In addition, standards for tracking and reporting on sustainability-related matters have not been harmonized and continue to evolve. Our processes and controls for reporting of sustainability and responsibility matters have been enhanced but may not always comply with evolving and disparate standards for identifying, measuring, and reporting metrics globally, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, climate-related targets or reported progress in achieving such targets and increased compliance costs and risks.

If our sustainability and responsibility practices do not meet evolving regulations, investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, supplier, or business partner could be negatively impacted, or could result in litigation. We may also be subject to penalties for non-compliance under applicable laws. In addition, our failure or perceived failure to pursue or fulfill our climate-related targets within the timelines we announce, or at all, could have similar negative impacts.

Information security, data privacy and identity protection may require significant resources and present certain risks to our business, reputation and financial condition.

We collect, store, have access to and otherwise process certain company and third-party confidential or sensitive data that may be subject to data privacy and cybersecurity laws, regulations or customer-imposed controls, including proprietary business information, personal data and other information. We also develop products that may in certain cases collect, store, have access to, and otherwise process certain personally identifiable or confidential data of our customers who purchase and use such products either separately or as a part of another product or system or by way of access to our websites or social media accounts. Although we seek to protect such data and design our products to enable our customers to use them while complying with applicable data privacy and cybersecurity laws and/or customer-imposed controls, we have experienced cyberattacks. While these attacks have not to our knowledge had a material adverse impact on the Company to date, our internal systems and products may be vulnerable to further cyberattacks, security breaches, theft, programming errors or employee errors, which could lead to the compromise of confidential and sensitive data, unauthorized access, use, disclosure, modification or destruction of information, improper use of our systems, software solutions or networks, defective products, production downtimes and/or operational disruptions in violation of applicable law and/or contractual obligations. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, distributors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the compromise of software, security and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to select products and services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perceptions of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales. Because of the global nature of our business, both our internal systems and products must comply with the applicable laws, regulations and standards in a number of jurisdictions, which continue to evolve and in certain cases, include provisions that are unclear. Government enforcement actions, including due to geopolitical concerns, and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any of the foregoing factors could result in reputational damage or civil or governmental proceedings and/or substantial monetary damages or fines, which could result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition. As global standards and regulations relating to AI increase and change, they could result in additional costs, regulatory scrutiny, legal liability and reputational harm, including if we fail to comply with such standards and regulations. Additionally, misuse of sensitive data used in AI models may lead to privacy violations or non-compliance with data protection laws.

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

We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, customer and supplier agreements, license agreements, restrictive covenants, information technology security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights also may be limited. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent the sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership or necessary licenses concerning, data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. Any of these events or factors could subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Cybersecurity Governance

Otis has established a three-level governance model for managing cybersecurity risks. Cybersecurity risks are overseen by the Audit Committee of our Board of Directors (the "Board"). Our Chief Digital Officer ("CDO") and Chief Information Security Officer ("CISO") briefed the Audit Committee and other members of the Board on the Otis Cybersecurity Program, the cyber-threat landscape and cyber-resiliency two times in 2025. Our Cybersecurity Program is directed by both our CDO and CISO and we have established a Cyber Governance Council and Steering Committee made up of senior management (including our CEO). These committees are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Members of our Board also received briefings on risks associated with AI, data protection (including data privacy laws), our incident response plan and our IT infrastructure in 2025. In addition, the Audit Committee participated in a simulated cybersecurity incident tabletop exercise in 2025. Several members of our Board hold a CERT Certificate in Cybersecurity Oversight issued by the CERT Division of the Software Engineering Institute at Carnegie Mellon University, and two members of our Audit Committee attended a continuing education class related to AI governance and strategy through the National Association of Corporate Directors ("NACD") in 2025.

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

Item 2. Properties

We have a direct physical presence in more than 70 countries with an overall property portfolio comprising approximately 13 million square feet of space. We have approximately 2,300 facilities, of which approximately 47%, 40% and 13% are located in EMEA, Asia and the Americas, respectively. We operate more than 1,400 branches and offices, 11 R&D centers and 16 manufacturing facilities globally. Our principal manufacturing facilities are located across Brazil, China, Japan, France, India, Korea, Spain, and the United States, of which 13 are owned. Our principal R&D centers are located in China, France, Germany, India, Japan, Spain and the United States. Our branches and R&D centers typically support both our New Equipment and Service segments.

Our fixed assets as of December 31, 2025 include manufacturing facilities and non-manufacturing facilities, such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2025 are substantially in good operating condition.

Item 3. Legal Proceedings

For a discussion regarding material legal proceedings, see "Note 20: Contingent Liabilities" to the Consolidated Financial Statements within Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol "OTIS". There were approximately 16,800 registered shareholders as of January 22, 2026. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 in this Form 10-K.

Stock Performance Graph

The following table and graph illustrate the total return from December 31, 2020 through December 31, 2025, for (1) our Common Stock, (2) the Standard and Poor's (the "S&P") 500 Index, and (3) the S&P 500 Industrials Sector Index. The graph and table assume that $100.00 was invested on December 31, 2020 in each of our Common Stock, the S&P 500 Index and the S&P 500 Industrials Sector Index, and that any dividends were reinvested. The comparison reflected in the graph and the table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return — Table

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Otis	$100	$130	$119	$138	$145	$139
S&P 500 Index	100	129	105	133	166	196
S&P 500 Industrials Sector Index	100	121	114	135	159	190

Comparison of Cumulative Total Return — Graph

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2025	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 — October 31	—	$—	—	$1,300
November 1 — November 30	—	—	—	$1,300
December 1 — December 31	—	—	—	$1,300
Total	—	$—	—

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On January 16, 2025, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a new share repurchase program for up to $2.0 billion of Common Stock. As of December 31, 2025, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1.3 billion.

Under these programs, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are the world’s leading elevator and escalator manufacturing, installation, service and modernization company. Our Company is organized into two segments, New Equipment and Service. Through our New Equipment segment, we design, manufacture, sell and install a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential and commercial buildings and infrastructure projects. Our New Equipment customers include real-estate and building developers and general contractors who develop and/or design buildings for residential, commercial, retail or mixed-use activity. We sell our New Equipment directly to customers, as well as through agents and distributors.

Through our Service segment, we perform maintenance and repair services for both our own products and those of other manufacturers and provide modernization services to upgrade elevators and escalators. Maintenance services include inspections to ensure code compliance, preventive maintenance offerings and other customized maintenance offerings tailored to meet customer needs, as well as repair services to address equipment and component wear and tear and breakdowns. Modernization services enhance equipment operation and improve building functionality. Modernization offerings range from relatively simple upgrades of interior finishes and aesthetics to complex upgrades of larger components and sub-systems, including the machine, ropes or belts, safety systems and the entire car or escalator. Our typical Service customers include building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed.

We serve our customers through a global network of colleagues. These include sales personnel, field technicians with separate skills in performing installation and service, as well as engineers driving our continued product development and innovation. We function under a centralized operating model whereby we pursue a global strategy set around New Equipment and Service because we seek to grow our maintenance portfolio, in part, through the conversion of new elevator and escalator installations into service contracts. Accordingly, we benefit from an integrated global strategy, which sets priorities and establishes accountability across the full product lifecycle.

For additional discussion of our business, refer to Item 1 in this Form 10-K.

UpLift

Announced in July 2023, UpLift is a program with the goal of transforming our operating model. UpLift includes the standardization of our processes and improvement of our supply chain procurement, among other aspects of the program, as well as organizational changes which result in restructuring actions. The annual run-rate savings generated by UpLift are approximately $200 million. As of 2025, total restructuring and other incremental costs to complete the transformation ("UpLift transformation costs") are approximately $300 million, including trailing restructuring costs expected in 2026 of $18 million.

The Company generated approximately $70 million of pre-tax savings in each of 2025 and 2024, including run-rate savings of approximately $200 million and $120 million, respectively, driven by our simplified operating structure, optimized organizational spans and layers, and reduced digital technology costs. These savings are primarily reflected in Selling, general and administrative expenses.

UpLift costs incurred are as follows:

(dollars in millions)	2025	2024	2023
UpLift restructuring costs	$76	$31	$25
UpLift transformation costs	69	65	16
Total UpLift costs	$145	$96	$41

Total UpLift costs incurred to date are $282 million, including $132 million of restructuring costs and $150 million of transformation costs.

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

For further details, refer to the discussion on restructuring costs in the "Results of Operations," as well as "Note 15: Restructuring and Transformation Costs" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

German Tax Litigation

In August 2024, we received a favorable ruling regarding a German tax litigation. As a result, we recorded income tax benefits of approximately $185 million and related interest income of approximately $200 million, which are included in Income tax expense (benefit), net and Interest expense (income), net, respectively, in the Consolidated Statements of Operations for 2024. Additionally, pursuant to the Tax Matters Agreement ("TMA") with RTX Corporation ("RTX", our former parent), the Company recorded indemnification expense of $194 million for amounts due to RTX resulting from the outcome of the German tax litigation. This expense is included in Other income (expense), net in the Consolidated Statements of Operations for 2024.

Based on additional information received from RTX during the year, which resulted in additional indemnification expense of $67 million, offset by indemnity payments made to RTX of $205 million, the Company now estimates the amount payable to RTX to be $56 million. The indemnification expense is included in Other income (expense), net in the Consolidated Statements of Operations in 2025. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

For further details, refer to "Note 14: Income Taxes" and "Note 20: Contingent Liabilities" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

Impact of Global Macroeconomic Conditions on Our Company

Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company's operations and overall financial performance. These macroeconomic conditions include, among others, inflationary pressures, high interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance in 2026, as a result of the following, among other things:

•Higher costs of products and services due to tariffs;
•Customer demand impacting our new equipment, maintenance and repair, and modernization businesses;
•Customer liquidity constraints and related credit reserve;
•Cancellations or delays of customer orders; and
•Supplier liquidity, as well as supplier and raw material capacity constraints, delays and related costs.

Other than the impact from new tariffs currently in effect of approximately $20 million during 2025 and a similar impact anticipated in 2026, we currently do not expect any significant impact to our capital and financial resources from these macroeconomic conditions, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities and the capital markets.

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

To the extent possible, we continue to operate our business in Ukraine, which represented less than 1% of our 2025, 2024 and 2023 net sales and operating profit.

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

Sustainability-related matters

There have been no, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change, from the known physical effects of climate change or as a result of implementing our sustainability-related initiatives or from transitional risks such as increased regulations or customer shifting preference toward low carbon products, as determined under our climate scenarios. Other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results. For a discussion of risks associated with sustainability-related matters, see Item 1A in this Form 10-K.

For a discussion of Otis’ climate near-term science-based targets, see the discussion under "Sustainability and Responsibility" in Item 1 in this Form 10-K.

RESULTS OF OPERATIONS

Net Sales

(dollars in millions)	2025	2024	2023
Net sales	$14,431	$14,261	$14,209
Percentage change year-over-year	1%	—%	4%

The factors contributing to the total percentage change year-over-year in total Net sales are as follows:

	2025	2024
Organic volume	—%	1%
Foreign currency translation	1%	(1)%
Acquisitions and divestitures, net and Other	—%	—%
Total % change	1%	—%

The Organic volume was flat for 2025 driven by an increase in organic sales of 5% in Service, offset by a decrease of (7)% in New Equipment.

The Organic volume increase of 1% for 2024 was driven by an increase in organic sales of 7% in Service, offset by a decrease of (6)% in New Equipment.

See "Segment Review" below for a discussion of Net sales by segment.

Cost of Products and Services Sold

(dollars in millions)	2025	2024	2023
Cost of products and services sold	$10,061	$10,004	$10,016
Percentage change year-over-year	1%	—%	3%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	2025	2024
Organic volume	(1)%	1%
Foreign currency translation	1%	(1)%
Acquisitions and divestitures, net and Other	1%	—%
Total % change	1%	—%

The Organic volume decrease of (1)% in total cost of products and services sold in 2025 was primarily driven by the organic sales changes noted above. Productivity was partially offset by the impact of tariffs and inflationary pressures, including higher labor costs.

The Organic volume increase of 1% in total cost of products and services sold in 2024 was primarily driven by the organic sales increases noted above and inflationary pressures, including annual wage increases and higher Service-related material costs, partially offset by productivity and lower commodity prices, primarily steel.

Gross Margin

(dollars in millions)	2025	2024	2023
Gross margin	$4,370	$4,257	$4,193
Gross margin percentage	30.3%	29.9%	29.5%

Gross margin percentage increased 40 basis points in 2025 compared to 2024, primarily due to the increase in Service sales and decrease in New Equipment sales and the benefits from productivity, partially offset by the inflationary pressures described above.

Gross margin percentage increased 40 basis points in 2024 compared to 2023, due to Service sales growing faster than New Equipment sales, the benefits from productivity and lower commodity prices, partially offset by the inflationary pressures described above.

Research and Development

(dollars in millions)	2025	2024	2023
Research and development	$152	$152	$144
Percentage of Net sales	1.1%	1.1%	1.0%

Research and development was relatively flat in 2025 compared to 2024 and 2023. Research and development includes product development and innovation, including digital features, enhancements to current elevator and escalator systems, and the development of the next-generation products.

Selling, General and Administrative

(dollars in millions)	2025	2024	2023
Selling, general and administrative	$1,979	$1,861	$1,884
Percentage of Net sales	13.7%	13.0%	13.3%

Selling, general and administrative expenses increased $118 million in 2025 compared to 2024, driven by higher restructuring costs, annual wage increases, other employment-related costs and the impact from foreign exchange, partially offset by savings resulting from UpLift.

Selling, general and administrative expenses decreased $23 million in 2024 compared to 2023, driven by savings resulting from UpLift, lower restructuring costs and favorable foreign exchange impacts, partially offset by annual wage increases and higher other employment-related costs.

Selling, general and administrative expenses as a percentage of Net sales increased 70 basis points in 2025 compared to 2024, and decreased 30 basis points in 2024 compared to 2023.

Restructuring Costs

(dollars in millions)	2025	2024	2023
UpLift restructuring costs	$76	$31	$25
Other restructuring costs	54	40	42
Total restructuring costs	$130	$71	$67

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

UpLift restructuring costs were $76 million and $31 million in 2025 and 2024, respectively. We also incurred $69 million and $65 million of UpLift transformation costs in 2025 and 2024, respectively, which are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These costs are recorded in Other income (expense), net in the Consolidated Statements of Operations.

Other restructuring action costs were $54 million in 2025 and included $36 million of costs related to 2025 actions and $18 million of costs related to 2024 actions.

Most of the expected restructuring charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during 2025, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the year ended December 31, 2025	$39	$49	$88
Expected cash payments remaining to complete actions announced	68	40	108

The approved UpLift restructuring actions are expected to generate approximately $103 million in annual recurring savings by the end of 2025, primarily in Selling, general and administrative expenses, of which approximately $84 million and $39 million were realized during 2025 and 2024, respectively, including $50 million of incremental savings compared to 2024.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $33 million for the 2025 actions and $27 million for the 2024 actions, split evenly in Cost of Products and Services Sold and in Selling, general and administrative expenses. Approximately $43 million of savings was realized for the 2025 and 2024 actions during 2025.

For additional discussion of restructuring and transformation costs, see "Note 15: Restructuring and Transformation Costs" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

Other Income (Expense), Net

(dollars in millions)	2025	2024	2023
Other income (expense), net	$(106)	$(236)	$21

Other income (expense), net primarily includes the impact of changes in the fair value and settlement of derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on equity securities, impairments, UpLift transformation costs, non-recurring Separation-related adjustments and certain other operating items.

The change in Other income (expense), net of $130 million in 2025 compared to 2024, was primarily driven by lower Separation-related adjustments of $107 million, gains on sales of assets of $29 million, lower impairment loss related to net assets held for sale of $8 million and favorable foreign currency mark-to-market adjustments, partially offset by higher UpLift transformation costs of $4 million.

The change in Other income (expense), net of $(257) million in 2024 compared to 2023, was primarily driven by Separation-related adjustments of $177 million, UpLift transformation costs of $65 million, $18 million of impairment loss related to net assets held for sale, foreign currency mark-to-market adjustments, and non-recurring litigation-related settlement costs, including $18 million in the second quarter of 2024, partially offset by other reserve adjustments.

For additional discussion of the Separation-related adjustments, Litigation-related settlement costs and Held for sale impairment, see "Note 21: Segment Financial Data" to the Consolidated Financial Statements in Item 8 in this Form 10-K. For additional discussion of UpLift transformation costs, see "Note 15: Restructuring and Transformation Costs" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

Interest Expense (Income), Net

(dollars in millions)	2025	2024	2023
Interest expense (income), net	$196	$(31)	$150

Interest expense (income), net primarily relates to interest expense on our external debt, offset by interest income earned on cash balances and short-term investments, and also includes interest related to tax matters.

The change in Interest expense (income), net of $227 million in 2025 compared to 2024, was primarily driven by the absence of $200 million of interest income related to the favorable ruling received in August 2024 regarding a tax litigation in Germany, higher interest related to the $600 million and €850 million unsecured, unsubordinated debt issued in November 2024, as well as the $500 million unsecured, unsubordinated debt issued in September 2025, partially offset by lower interest expense related to the repayment of the $1.3 billion unsecured, unsubordinated debt in April 2025. Interest expense (income), net in 2025 was also impacted by interest reserve adjustments related to non-recurring tax items.

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

The average interest rate on our external debt for 2025, 2024 and 2023 was 2.8%, 2.5% and 2.1%, respectively.

For additional discussion of borrowings, see "Note 8: Borrowings and Lines of Credit" to the Consolidated Financial Statements in Item 8 in this Form 10-K. For additional discussion of German tax litigation, see "Note 20: Contingent Liabilities" and "Note 21: Segment Financial Data" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

Income Taxes

	2025	2024	2023
Effective tax rate	24.8%	15.0%	26.2%

The 2025 effective tax rate is higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate. The 2025 effective tax rate is higher than the 2024 effective tax rate primarily due to the absence of estimated tax benefits arising from the resolution of the German tax litigation and the absence of the reduction in a deferred tax liability related to the mitigation of future repatriation costs, both recorded in 2024, and the tax effect of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX recorded in 2025. These impacts were partially offset by an incremental benefit related to foreign-derived intangible income and foreign valuation allowance releases recorded in 2025.

The 2024 effective tax rate is lower than the 2023 effective tax rate and the statutory U.S. rate primarily due to recognition of estimated tax benefits arising from the resolution of the German tax litigation and the reduction of a deferred tax liability related to the mitigation of future repatriation costs.

The 2023 effective tax rate is higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate.

For additional discussion of income taxes and the effective income tax rate, see "Note 14: Income Taxes" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

(dollars in millions)	2025	2024	2023
Noncontrolling interest in subsidiaries' earnings	$71	$89	$92
Net income attributable to Otis Worldwide Corporation	$1,384	$1,645	$1,406

Noncontrolling interest in subsidiaries' earnings decreased in 2025 in comparison to 2024, primarily driven by lower net income from non-wholly owned subsidiaries. Other than our acquisition of the noncontrolling shares of Otis Electric during the fourth quarter of 2025, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year. See "Note 1: Business Overview" to the Consolidated Financial Statements in Item 8 in this Form 10-K for further discussion of the noncontrolling interest acquisition.

Noncontrolling interest in subsidiaries' earnings were relatively flat in 2024 in comparison to 2023. Other than our acquisition of the noncontrolling shares of our subsidiary in Japan during the second quarter of 2024, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year. See "Note 1: Business Overview" to the Consolidated Financial Statements in Item 8 in this Form 10-K for further discussion of the noncontrolling interest acquisition.

Net income attributable to Otis Worldwide Corporation decreased in 2025 compared to 2024, due to a higher effective tax rate and higher interest expense, partially offset by higher operating profit (including the impact of foreign exchange rates) and lower noncontrolling interest in subsidiaries' earnings.

Net income attributable to Otis Worldwide Corporation increased in 2024 compared to 2023, due to a lower effective tax rate and lower interest expense, partially offset by lower operating profit (including the unfavorable impact of foreign exchange rates).

Segment Review

Summary performance for our operating segments for 2025, 2024 and 2023 was as follows:

	Net Sales			Operating Profit			Operating Profit Margin
(dollars in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
New Equipment	$4,989	$5,367	$5,812	$240	$329	$381	4.8%	6.1%	6.6%
Service	9,442	8,894	8,397	2,374	2,185	2,014	25.1%	24.6%	24.0%
Total segment	14,431	14,261	14,209	2,614	2,514	2,395	18.1%	17.6%	16.9%
Corporate and Unallocated
General corporate expenses and other	—	—	—	180	158	126
UpLift restructuring	—	—	—	76	31	25
Other restructuring	—	—	—	54	40	42
UpLift transformation costs	—	—	—	69	65	16
Separation-related reserve adjustment	—	—	—	70	177	—
Litigation-related settlement costs	—	—	—	21	18	—
Held for sale impairment	—	—	—	10	18	—
Other, net	—	—	—	1	(1)	—
Total	$14,431	$14,261	$14,209	$2,133	$2,008	$2,186	14.8%	14.1%	15.4%

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

Summary performance for New Equipment for 2025, 2024 and 2023 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2025	2024	2023	2025 compared with 2024		2024 compared with 2023
Net sales	$4,989	$5,367	$5,812	$(378)	(7)%	$(445)	(8)%
Cost of sales	4,157	4,443	4,837	(286)	(6)%	(394)	(8)%
	832	924	975	(92)	(10)%	(51)	(5)%
Operating expenses	592	595	594	(3)	(1)%	1	—%
Operating profit	$240	$329	$381	$(89)	(27)%	$(52)	(14)%
Operating profit margin	4.8%	6.1%	6.6%

Summary analysis of the Net sales change for New Equipment for 2025 and 2024 compared with the prior years was as follows:

Components of Net sales change:	2025	2024
Organic volume	(7)%	(6)%
Foreign currency translation	—%	(1)%
Acquisitions/Divestitures, net and Other	—%	(1)%
Total % change	(7)%	(8)%

2025 Compared with 2024

The organic sales decrease of (7)% was driven by a greater than (20)% decline in China and high single-digit decline in Americas, partially offset by mid single-digit growth in EMEA and Asia Pacific.

New Equipment operating profit decreased $(89) million. The impacts of lower volume, unfavorable price and tariff headwinds, and regional and product mix were partially offset by productivity, including the benefits of restructuring actions. Operating margin decreased 130 basis points.

2024 Compared with 2023

The organic sales decrease of (6)% was driven by a greater than 20% decline in China, partially offset by mid single-digit growth in Americas and Asia Pacific and low single-digit growth in EMEA.

New Equipment operating profit decreased $(52) million including foreign exchange headwinds of $(8) million. The impacts of lower volume and unfavorable regional and product mix were partially offset by favorable price, productivity including the benefits from UpLift, and commodity tailwinds. Operating margin decreased 50 basis points.

Service

The Service segment performs maintenance and repair services for both our products and those of other manufacturers and provides modernization services to upgrade elevators and escalators. Maintenance services include inspections to ensure code compliance, preventive maintenance offerings and other customized maintenance offerings tailored to meet customer needs, as well as repair services that address equipment and component wear and tear, and breakdowns. Modernization services enhance equipment operation and improve building functionality. Modernization offerings range from relatively simple upgrades of interior finishes and aesthetics, to complex upgrades of larger components and sub-systems, including the machine, ropes or belts, safety systems and the entire car or escalator. Our typical Service customers include building owners, facility managers, housing associations and government agencies that operate buildings where elevators and escalators are installed.

Summary performance for Service for 2025, 2024 and 2023 was as follows:

				Total Increase (Decrease) Year-Over-Year for:
(dollars in millions)	2025	2024	2023	2025 compared with 2024		2024 compared with 2023
Net sales	$9,442	$8,894	$8,397	$548	6%	$497	6%
Cost of sales	5,860	5,533	5,173	327	6%	360	7%
	3,582	3,361	3,224	221	7%	137	4%
Operating expenses	1,208	1,176	1,210	32	3%	(34)	(3)%
Operating profit	$2,374	$2,185	$2,014	$189	9%	$171	8%
Operating profit margin	25.1%	24.6%	24.0%

Summary analysis of the Net sales change for Service for 2025 and 2024 compared with the prior years was as follows:

Components of Net sales change:	2025	2024
Organic volume	5%	7%
Foreign currency translation	1%	(1)%
Acquisitions/Divestitures, net and Other	—%	—%
Total % change	6%	6%

2025 Compared with 2024

Net Sales

The organic sales increase of 5% is due to increases in maintenance and repair of 4% and modernization of 9%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	4%	9%
Foreign currency translation	1%	—%
Acquisitions/Divestitures, net and Other	—%	1%
Total % change	5%	10%

Operating profit

Service operating profit increased $189 million including foreign exchange tailwinds of $36 million. Higher volume, improved pricing, productivity and gains on sales of assets of $19 million, were partially offset by inflationary pressures including higher labor costs, and mix. Operating margin increased 50 basis points.

2024 Compared with 2023

Net Sales

The organic sales increase of 7% is due to increases in maintenance and repair of 6%, and modernization of 12%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	6%	12%
Foreign currency translation	(1)%	(2)%
Acquisitions/Divestitures, net and Other	—%	—%
Total % change	5%	10%

Operating Profit

Service operating profit increased $171 million including foreign exchange headwinds of $(21) million. Higher volume, improved pricing on maintenance contracts, and productivity including the benefits from UpLift were partially offset by inflationary pressures, including annual wage increases and higher material costs. Operating margin increased 60 basis points.

Corporate and Unallocated

(dollars in millions)	2025	2024	2023
General corporate expenses and other	$180	$158	$126
UpLift restructuring	76	31	25
Other restructuring	54	40	42
UpLift transformation costs	69	65	16
Separation-related adjustments	70	177	—
Litigation-related settlement costs	21	18	—
Held for sale impairment	10	18	—
Other, net	1	(1)	—
Total Corporate and Unallocated	$481	$506	$209

General corporate expenses and other increased $22 million and $32 million in 2025 compared to 2024 and 2024 compared to 2023, respectively, primarily due to higher corporate costs including annual wage increases and other employment-related costs, partially offset by foreign currency mark-to-market adjustments and gains on sales of assets of $7 million in 2025.

For additional discussion of the Separation-related adjustments, Litigation-related settlement costs, and Held for sale impairment, see "Note 21: Segment Financial Data" to the Consolidated Financial Statements in Item 8 in this Form 10-K. For additional discussion of the restructuring and UpLift transformation costs, see "Note 15: Restructuring and Transformation Costs" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

LIQUIDITY AND FINANCIAL CONDITION

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand and available bank lines of credit and access to the capital markets.

As of December 31, 2025, we had cash and cash equivalents of approximately $1.1 billion, of which approximately 86% was held by the Company's foreign subsidiaries. Domestic cash and cash equivalents as of December 31, 2025 includes amounts that will be used to fund the repayment at maturity of the Japanese Yen denominated 0.370% notes due March 18, 2026. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. The amount of such restricted cash was $9 million and $21 million as of December 31, 2025 and 2024, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of December 31, 2025 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,096	$2,300
Total debt	7,956	8,324
Net debt (total debt less cash and cash equivalents)	6,860	6,024
Total equity	(5,346)	(4,785)
Total capitalization (total debt plus total equity)	2,610	3,539
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,514	1,239

Total debt to total capitalization	305%	235%
Net debt to net capitalization	453%	486%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

The following is a summary of the long-term debt issuances and repayments in 2025, 2024 and 2023:

(dollars in millions)

Issuance Date	Description of Debt	Aggregate Principal Balance
September 4, 2025	5.131% notes due 2035	$500
November 19, 2024	2.875% notes due 2027 (€850 million principal value)	899
November 19, 2024	5.125% notes due 2031	600
August 16, 2023	5.25% notes due 2028	750

Repayment Date	Description of Debt	Aggregate Principal Paid
April 7, 2025	2.056% notes due 2025	$1,300
November 13, 2023	0.000% notes due 2023 (€500 million principal value)	534

A portion of the proceeds from the September 2025 issuance of $500 million notes listed above will be used to fund the repayment at maturity of the Company's currently outstanding ¥21.5 billion Japanese Yen denominated 0.370% notes due March 18, 2026. The remainder of the proceeds were used to fund the repayment of certain of our commercial paper borrowings.

A portion of the proceeds from the November 2024 issuance of the Euro and USD notes listed above were used to fund the repayment at maturity of the Company's $1.3 billion 2.056% notes that were due April 5, 2025. The remainder of the proceeds were used to fund the repayment of the Company's commercial paper and for other general corporate purposes.

The proceeds from the August 2023 issuance of $750 million notes listed above were used to fund the repayments of Otis' commercial paper and €500 million 0.000% notes that were due in November 2023, with the remainder used for other general corporate purposes.

As of December 31, 2025, there were no borrowings outstanding under the Company's $1.5 billion commercial paper program. For additional discussion of borrowings, see "Note 8: Borrowings and Lines of Credit" to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Share Repurchase Program

On January 16, 2025, our Board of Directors revoked any remaining share repurchase authority under the prior share repurchase program and approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $1.3 billion was remaining as of December 31, 2025.

Under these programs, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Consolidated Statements of Cash Flows.

(dollars in millions)	2025	2024	2023
Net cash flows provided by (used in):
Operating activities	$1,596	$1,563	$1,627
Investing activities	(406)	(164)	(183)
Financing activities	(2,421)	(309)	(1,350)
Effect of exchange rate changes on cash and cash equivalents	15	(49)	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,216)	$1,041	$85

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The increase in net cash provided by operating activities in 2025 compared to 2024 was primarily driven by working capital balances during the periods, including a decrease in Other current assets in 2025 compared to an increase in 2024, due to the refunds received in 2025 from the German tax litigation, a larger increase in Accounts payable in 2025 compared to 2024, due to the timing of payments to suppliers, partially offset by a larger increase in Accounts receivable, net, in 2025 compared to 2024, due to the timing of billings and collections. Additionally, Separation-related and UpLift-related net payments were approximately $258 million and $97 million, respectively, in 2025, compared to net payments of approximately $49 million and $86 million, respectively, in 2024.

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

During 2025, net cash provided by operating activities was $1.6 billion. The primary driver of the inflow related to $1.5 billion of net income. The decrease in Other current assets due to refunds received in 2025 from the German tax litigation and the increase in Accounts payable due to timing of payments to suppliers were partially offset by an increase in Accounts receivable, net, due to timing of billings and collections and a decrease in Accrued Liabilities due to Separation-related and UpLift-related payments. For additional discussion of the German tax litigation, see "Note 1: Business Overview" and "Note 20: Contingent Liabilities" to the Consolidated Financial Statements in Item 8 of this Form 10-K.

During 2024, net cash provided by operating activities was $1.6 billion. Net income of $1.7 billion includes approximately $185 million of income tax benefits and approximately $200 million of interest income, partially offset by $194 million of indemnification expense resulting from the outcome of the German tax litigation during the third quarter of 2024, none of which resulted in cash flow activity during 2024. A decrease in Accounts receivable, net, due to the timing of billings and collections is mostly offset by an increase in Accounts payable due to the timing of payments to suppliers. For additional discussion of the German tax litigation, see "Note 1: Business Overview" and "Note 20: Contingent Liabilities" to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts.

The increase in net cash used in investing activities in 2025 compared to 2024 was primarily driven by the net cash payments from the settlement of derivative instruments in 2025 compared to net cash receipts in 2024, partially offset by higher net proceeds from sale of fixed assets in 2025 compared to 2024. The decrease in net cash used in investing activities in 2024 compared to 2023 was primarily driven by the net cash receipts from the settlement of derivative instruments in 2024 compared to net cash payments in 2023, partially offset by acquisition of businesses and intangible assets.

During 2025, net cash used in investing activities was $406 million. The primary drivers of the outflow related to $204 million of net cash payments from the settlement of derivative instruments, $152 million of capital expenditures and $109 million of acquisitions of businesses and intangible assets, partially offset by $60 million of net proceeds from the sale of fixed assets.

During 2024, net cash used in investing activities was $164 million. The primary drivers of the outflow related to $126 million of capital expenditures and $87 million of acquisitions of businesses and intangible assets, partially offset by $49 million of net cash receipts from the settlement of derivative instruments.

As discussed in "Note 16: Financial Instruments" to the Consolidated Financial Statements in Item 8 in this Form 10-K, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency and commodity price exposures.

Financing activities

Cash flows from financing activities primarily represent inflows and outflows associated with equity and borrowings. Primary activities include short-term and long-term borrowing activity, paying dividends to shareholders, the repurchase of our Common Stock and dividends or other payments to noncontrolling interests.

The increase in net cash used in financing activities in 2025 compared to 2024 was primarily due to the repayment of long-term debt in 2025 and lower net proceeds from the long-term debt issuance in 2025 compared to 2024. The decrease in net cash used in financing activities in 2024 compared to 2023 was primarily due to the higher net proceeds from the long-term debt issued in 2024 compared to 2023.

During 2025, net cash used in financing activities was $2.4 billion. The primary drivers of the outflow were repayments of long-term debt of $1.3 billion, repurchases of our Common Stock of $809 million, dividends paid on our Common Stock and to noncontrolling shareholders of $647 million and $69 million, respectively, and acquisitions of noncontrolling interest shares of $217 million, including approximately $215 million for our purchase of all outstanding shares from the noncontrolling shareholder of Otis Electric. These were partially offset by the net proceeds from the long-term debt issuance of $495 million and net proceeds from short-term borrowings of $142 million.

During 2024, net cash used in financing activities was $309 million. The primary drivers of the outflow were the repurchases of our Common Stock of $1.0 billion, dividends paid on our Common Stock and to noncontrolling shareholders of $606 million and $94 million, respectively, and acquisition of noncontrolling interest shares of $75 million, including approximately $70 million for our subsidiary in Japan. These were partially offset by the net proceeds from the long-term debt issuance of $1.5 billion.

For additional discussion of acquisition of noncontrolling interest, borrowing and share repurchase activity, see "Note 1: Business Overview", "Note 8: Borrowings and Lines of Credit", and "Note 12: Stock", respectively, to the Consolidated Financial Statements in Item 8 in this Form 10-K.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2026 Euro Notes, the 2027 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. ("Highland"), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 8: Borrowings and Lines of Credit" to the Consolidated Financial Statements in Item 8 in this Form 10-K for additional information.

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

The following tables set forth the summarized financial information as of and for the years ended December 31, 2025 and 2024 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

	Year Ended December 31,
(dollars in millions)	2025	2024
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	11	10
Income from consolidated subsidiaries	—	1
Income (loss) from operations excluding income from consolidated subsidiaries	(85)	(191)
Net income (loss) excluding income from consolidated subsidiaries	(280)	(364)

	As of December 31,
(dollars in millions)	2025	2024
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	188	1,490
Noncurrent assets (investments in consolidated subsidiaries)	1,031	1,151
Noncurrent assets (excluding investments in consolidated subsidiaries)	39	37
Current liabilities (intercompany payables to non-guarantor subsidiaries)	7,508	6,277
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	333	1,625
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	5,412	5,100

	Year Ended December 31,
(dollars in millions)	2025	2024
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—	$—
Cost of revenue	—	—
Operating expenses	—	1
Income from consolidated subsidiaries	499	420
Income (loss) from operations excluding income from consolidated subsidiaries	—	(1)
Net income (loss) excluding income from consolidated subsidiaries	(243)	(248)

	As of December 31,
(dollars in millions)	2025	2024
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	470	460
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	708	4
Current liabilities (intercompany payables from non-guarantor subsidiaries)	20	9
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	4,174	3,513
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,577	2,017

CRITICAL ACCOUNTING ESTIMATES

Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. "Note 2: Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 in this Form 10-K describes the significant accounting policies used in preparation of the Consolidated Financial Statements. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management’s estimates.

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

See "Note 2: Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Item 8 in this Form 10-K.

Income Taxes

The future tax benefit arising from deductible temporary differences and tax carryforwards was $687 million and $576 million as of December 31, 2025 and 2024, respectively. Management estimates that our earnings during the periods when the temporary differences become deductible will be generally sufficient to realize the related future income tax benefits, which may be realized over an extended period of time. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

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

We completed the annual goodwill impairment test for all of our reporting units as of July 1, 2025 and determined that no adjustment to goodwill was necessary as the fair value of each reporting unit was in excess of the carrying value of each reporting unit.

Contingent Liabilities

Otis is party to litigation related to a number of matters as described in "Note 20: Contingent Liabilities" to the Consolidated Financial Statements in Item 8 in this Form 10-K. In particular, they may include risks associated with contractual, regulatory and other matters, which may arise in the ordinary course of business. The outcome of these matters may have a material effect on the financial position, results of operations or cash flows. Management regularly analyzes current information about these matters and accrues for contingent losses that are probable and reasonably estimable. To assess the exposure to potential liability, we consult with relevant internal and external counsel. In making the decision regarding the need for loss accruals, management considers the degree of probability of an unfavorable outcome and the ability to make a sufficiently reliable estimate of the amount of loss. See Part I, Item 1A in this Form 10-K for further discussion.

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

In the following table, we show the sensitivity of our pension plan liabilities to a 25 basis point change in the discount rates for benefit obligations, as of December 31, 2025:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation	$(22)	$24

The impact on the net periodic pension (benefit) cost, the accumulated postretirement benefit obligation and the net periodic postretirement (benefit) cost is each $1 million or less.

Pension expense is also sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have decreased or increased 2025 pension expense by approximately $2 million.

The weighted-average discount rates used to measure pension liabilities and costs are generally based on yield curves developed utilizing high quality corporate bonds, as well as each plan’s specific cash flows, and are compared to high-quality bond indices for reasonableness. The weighted-average discount rate used to measure pension liabilities was 3.6% in 2025 and 3.3% in 2024, reflecting changes in market interest rates.

See "Note 11: Employee Benefit Plans" to the Consolidated Financial Statements in Item 8 in this Form 10-K for further discussion.

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

Otis' contractual obligations and commitments as of December 31, 2025 are discussed below. See also "Note 11: Employee Benefit Plans" to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of our expected pension and postretirement contributions.

Long-term Debt

See "Note 8: Borrowings and Lines of Credit" to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of our long-term debt principal payments as of December 31, 2025. In the following table, we show the timing of payments of interest on long-term debt as of December 31, 2025:

		Payments Due by Period
(dollars in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Long-term debt - future interest	$1,799	$231	$411	$279	$878

For long-term debt denominated in foreign currencies, the interest payments above reflect U.S. dollar amounts using foreign currency exchange rates as of December 31, 2025.

Purchase Obligations

Purchase obligations include amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders. Where it is not practically feasible to determine the legally enforceable portion of our obligation under certain of our long-term purchase agreements, we include additional expected purchase obligations beyond what may be legally enforceable. We enter into contractual purchase commitments with suppliers and service vendors to support our information technology that are either necessary to operate our business or result from implementing strategic initiatives. In the following table, we show the timing of payments of total purchase obligations as of December 31, 2025:

		Payments Due by Period
(dollars in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Purchase obligations	$1,427	$645	$706	$76	$—

Other Long-term Liabilities

Other long-term liabilities in the table below includes obligations related to product, service and warranty policies, estimated remediation costs and contractual indemnities, and are included in Other long-term liabilities on the "Consolidated Balance Sheets" to the Consolidated Financial Statements in Item 8 of this Form 10-K. The timing of expected cash flows associated with these obligations is based upon management's estimates over the terms of these agreements and is largely based upon historical experience. In the following table, we show the timing of these payments as of December 31, 2025:

		Payments Due by Period
(dollars in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Other long-term liabilities	$140	$41	$33	$9	$57

The amounts above include $23 million of non-current contractual payables due to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation pursuant to the TMA.

Unrecognized Tax Benefits

Otis has unrecognized tax benefits of $152 million as of December 31, 2025. The timing of when such unrecognized tax benefits will become realizable is uncertain. See "Note 14: Income Taxes" to the Consolidated Financial Statements in Item 8 in this Form 10-K for additional discussion on unrecognized tax benefits.

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

Refer to "Note 2: Summary of Significant Accounting Policies", "Note 8: Borrowings and Lines of Credit" and "Note 16: Financial Instruments" in Item 8 in this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments, including the average aggregate notional amount of our outstanding foreign currency and commodity price hedges during 2025 and 2024.

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

The value of certain foreign currencies as compared to the U.S. dollar may impact Otis’ financial results. We have a high volume of foreign currency exposures that result from our international net sales, purchases, investments and other international transactions. International net sales were approximately $10.2 billion, $10.0 billion and $10.2 billion in 2025, 2024 and 2023, respectively.

We manage foreign currency exposures associated with committed foreign currency purchases and sales, as well as foreign currency denominated assets and liabilities that are created in the ordinary course of business. Foreign exchange exposures arising from intercompany loan and deposit transactions are also hedged regularly. More than insignificant exposures that cannot be naturally offset are generally hedged with foreign currency derivatives. The aggregate notional amount of our outstanding foreign currency hedges was approximately $5.4 billion and $5.1 billion as of December 31, 2025 and 2024, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. An unfavorable exchange rate movement of 10% to our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $163 million and $124 million as of December 31, 2025 and 2024, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions or investments being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments or investments, when taken together, do not create material market risk.

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

As discussed in "Note 16: Financial Instruments" in Item 8 in this Form 10-K, as of December 31, 2025 we have ¥21.5 billion ($137 million) of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, as well as derivative instruments that qualify as net investment hedges against our investments in certain European businesses with notional amounts of €169 million ($199 million) and Asian businesses with notional amounts of HK$2.2 billion ($283 million). As of December 31, 2025, these net investment hedges are deemed to be effective.

As of December 31, 2025 we have approximately €2.0 billion ($2.3 billion) of Euro denominated long-term debt. This debt was issued by a subsidiary with Euro functional currency. The currency effects of this debt are reflected in the Accumulated other comprehensive income (loss) within Shareholder's (Deficit) Equity in the Balance Sheet in Item 8 in this Form 10-K. Refer to "Note 8: Borrowings and Lines of Credit" in Item 8 in this Form 10-K for additional discussion of our borrowings.

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

Interest Rate Risk

A 100 basis points increase in interest rates would have had an approximate $400 million reduction on the fair value of our fixed-rate debt as of December 31, 2025 and 2024. Our long-term debt portfolio consists of fixed-rate instruments, and, therefore, any fluctuation in market interest rates is not expected to have a material effect on the Company's results of operations. Additionally, the investors in our fixed-rate debt obligations generally do not have the right to demand we pay off these obligations prior to maturity. Therefore, we believe our exposure to interest rate risk on our fixed-rate debt is not material.

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

Management has assessed the effectiveness of Otis' internal control over financial reporting as of December 31, 2025. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, Otis' internal control over financial reporting was effective as of December 31, 2025. The effectiveness of Otis' internal control over financial reporting, as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Otis Worldwide Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs at Completion for New Equipment and Modernization Contracts

As described in Notes 2 and 21 to the consolidated financial statements, the Company recognized $5.0 billion and $1.9 billion of revenue from new equipment and modernization contracts, respectively, for the year ended December 31, 2025. For new equipment and modernization contracts, equipment and installation are typically procured in a single contract providing the customer with a complete installed elevator or escalator unit. The combination of equipment and installation promises are typically a single performance obligation. For these performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress. As disclosed by management, contract costs are usually incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. The long-term nature of the contracts, the complexity of the products and the scale of the projects can affect management’s ability to estimate costs precisely. In developing the cost estimates, management utilizes a combination of the historical costs and expected costs considering current circumstances. Management reviews cost estimates for modification on significant new equipment and modernization contracts on a quarterly basis and when circumstances change and, for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. Management records changes in contract estimates using the cumulative catch-up method and reviews changes in contract estimates for their impact on net sales or operating profit in the consolidated financial statements. Contract costs included in the calculation are comprised of labor, materials, subcontractors’ costs or other direct costs and indirect costs, which include indirect labor costs.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 5, 2026

We have served as the Company’s auditor since 2019.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts; shares in millions)	2025	2024	2023
Net sales:
Product sales	$4,989	$5,367	$5,812
Service sales	9,442	8,894	8,397
	14,431	14,261	14,209
Costs and expenses:
Cost of products sold	4,182	4,459	4,843
Cost of services sold	5,879	5,545	5,173
Research and development	152	152	144
Selling, general and administrative	1,979	1,861	1,884
	12,192	12,017	12,044
Other income (expense), net	(106)	(236)	21
Operating profit	2,133	2,008	2,186
Non-service pension cost (benefit)	3	—	5
Interest expense (income), net	196	(31)	150
Net income before income taxes	1,934	2,039	2,031
Income tax expense	479	305	533
Net income	1,455	1,734	1,498
Less: Noncontrolling interest in subsidiaries' earnings	71	89	92
Net income attributable to Otis Worldwide Corporation	$1,384	$1,645	$1,406

Earnings per share (Note 3):
Basic	$3.52	$4.10	$3.42
Diluted	$3.50	$4.07	$3.39

Weighted average number of shares outstanding
Basic shares	392.8	401.7	411.4
Diluted shares	394.9	404.4	414.6

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)	2025	2024	2023
Net income	$1,455	$1,734	$1,498
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(366)	(13)	(93)
Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss)	63	(2)	(90)
Prior service credit	(5)	—	—
Amortization of actuarial (gain) loss and prior service credit	3	—	(1)
Other	(5)	6	(1)
	56	4	(92)
Tax benefit (expense)	(15)	(2)	22
Pension and postretirement benefit plan adjustments, net of tax	41	2	(70)
Change in unrealized cash flow hedging:
Unrealized cash flow hedging gain (loss)	(3)	2	6
Adjustment for net (gain) loss realized and included in net income	2	—	(8)
Change in unrealized cash flow hedging, net of tax	(1)	2	(2)
Tax benefit (expense)	(1)	—	—
Change in unrealized cash flow hedging, net of tax	(2)	2	(2)

Other comprehensive income (loss), net of tax	(327)	(9)	(165)
Comprehensive income (loss), net of tax	1,128	1,725	1,333
Less: Comprehensive (income) loss attributable to noncontrolling interest	(86)	(75)	(85)
Comprehensive income attributable to Otis Worldwide Corporation	$1,042	$1,650	$1,248

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in millions)	2025	2024
Assets
Cash and cash equivalents	$1,096	$2,300
Accounts receivable (net of allowance for expected credit losses of $125 and $125)	3,688	3,428
Contract assets	699	706
Inventories	613	557
Other current assets	405	679
Total Current Assets	6,501	7,670
Future income tax benefits	407	302
Fixed assets, net	743	701
Operating lease right-of-use assets	554	422
Intangible assets, net	343	311
Goodwill	1,695	1,548
Other assets	410	362
Total Assets	$10,653	$11,316

Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$1,056	$1,351
Accounts payable	2,142	1,879
Accrued liabilities	1,847	1,921
Contract liabilities	2,611	2,598
Total Current Liabilities	7,656	7,749
Long-term debt	6,900	6,973
Future pension and postretirement benefit obligations	419	434
Operating lease liabilities	397	298
Future income tax obligations	223	207
Other long-term liabilities	329	383
Total Liabilities	15,924	16,044
Commitments and contingent liabilities (Note 20)
Redeemable noncontrolling interest	75	57
Shareholders' Equity (Deficit):
Common Stock and additional paid-in-capital	333	265
Treasury Stock	(4,198)	(3,390)
Accumulated deficit	(440)	(978)
Accumulated other comprehensive income (loss)	(1,087)	(745)
Total Shareholders' Equity (Deficit)	(5,392)	(4,848)
Noncontrolling interest	46	63
Total Equity (Deficit)	(5,346)	(4,785)
Total Liabilities and Equity (Deficit)	$10,653	$11,316

See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2022	$162	$(1,575)	$(2,865)	$(592)	$(4,870)	$71	$(4,799)	$135
Net income	—	—	1,406	—	1,406	83	1,489	9
Other comprehensive income (loss), net of tax	—	—	—	(158)	(158)	(3)	(161)	(4)
Stock-based compensation and Common Stock issued under employer plans	51	—	(2)	—	49	—	49	—
Cash dividends declared ($1.31 per Common Share)	—	—	(539)	—	(539)	—	(539)	—
Repurchase of Common Shares	—	(807)	—	—	(807)	—	(807)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(79)	(79)	(9)
Acquisitions, disposals and other changes	—	—	(5)	—	(5)	(3)	(8)	4
Balance as of December 31, 2023	213	(2,382)	(2,005)	(750)	(4,924)	69	(4,855)	135
Net income	—	—	1,645	—	1,645	80	1,725	9
Other comprehensive income (loss), net of tax	—	—	—	5	5	(5)	—	(9)
Stock-based compensation and Common Stock issued under employer plans	53	—	(3)	—	50	—	50	—
Cash dividends declared ($1.51 per Common Share)	—	—	(606)	—	(606)	—	(606)	—
Repurchase of Common Shares	—	(1,008)	—	—	(1,008)	—	(1,008)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(81)	(81)	(12)
Acquisitions, disposals and other changes	(1)	—	(9)	—	(10)	—	(10)	(66)
Balance as of December 31, 2024	265	(3,390)	(978)	(745)	(4,848)	63	(4,785)	57
Net income	—	—	1,384	—	1,384	65	1,449	6
Other comprehensive income (loss), net of tax	—	—	—	(342)	(342)	8	(334)	7
Stock-based compensation and Common Stock issued under employer plans	71	—	(3)	—	68	—	68	—
Cash dividends declared ($1.65 per Common Share)	—	—	(647)	—	(647)	—	(647)	—
Repurchase of Common Shares	—	(808)	—	—	(808)	—	(808)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(63)	(63)	(5)
Acquisitions, disposals and other changes	(3)	—	(196)	—	(199)	(27)	(226)	10
Balance as of December 31, 2025	$333	$(4,198)	$(440)	$(1,087)	$(5,392)	$46	$(5,346)	$75
See accompanying Notes to Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)	2025	2024	2023
Operating Activities:
Net income	$1,455	$1,734	$1,498
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions and dispositions:
Depreciation and amortization	175	181	193
Deferred income tax expense (benefit)	(104)	(31)	(61)
Stock compensation cost	80	73	64
Gain from reversal of German Tax Litigation interest accrual (Note 1)	—	(50)	—
Change in:
Accounts receivable, net	(111)	(68)	(239)
Contract assets and liabilities, current	(71)	(40)	(30)
Inventories	(25)	26	15
Other current assets	225	(354)	38
Accounts payable	181	57	152
Accrued liabilities	(140)	85	33
Pension and postretirement contributions	(43)	(51)	(48)
Other operating activities, net	(26)	1	12
Net cash flows provided by operating activities	1,596	1,563	1,627
Investing Activities:
Capital expenditures	(152)	(126)	(138)
Acquisitions of businesses and intangible assets, net of cash (Note 7)	(109)	(87)	(36)
Net proceeds from the sale of fixed assets	60	6	7
Proceeds from sale of (investments in) marketable securities, net	—	(9)	4
Receipts (payments) on settlements of derivative contracts, net	(204)	49	(28)
Other investing activities, net	(1)	3	8
Net cash flows provided by (used in) investing activities	(406)	(164)	(183)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(25)	11	(113)
Proceeds from borrowings (maturities longer than 90 days)	167	—	—
Proceeds from issuance of long-term debt	500	1,497	747
Payment of debt issuance costs	(5)	(11)	(6)
Repayment of long-term debt	(1,300)	—	(534)
Dividends paid on Common Stock	(647)	(606)	(539)
Repurchases of Common Stock	(809)	(1,007)	(800)
Acquisition of noncontrolling interest shares (Note 1)	(217)	(75)	—
Dividends paid to noncontrolling interest	(69)	(94)	(85)
Other financing activities, net	(16)	(24)	(20)
Net cash flows provided by (used in) financing activities	(2,421)	(309)	(1,350)
Effect of foreign exchange rate changes on cash and cash equivalents	15	(49)	(9)
Net increase (decrease) in cash and cash equivalents	(1,216)	1,041	85
Cash, cash equivalents and restricted cash, beginning of year	2,321	1,280	1,195
Cash, cash equivalents and restricted cash, end of year	1,105	2,321	1,280
Less: Restricted cash	9	21	6
Cash and cash equivalents, end of period	$1,096	$2,300	$1,274
Supplemental cash flow information:
Interest paid	$230	$172	$132
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

UpLift

During 2023, the Company announced UpLift to transform the Company's operating model. UpLift includes, among other aspects, the standardization of processes and improvement of supply chain procurement, as well as organizational changes which result in restructuring actions. See Note 15, "Restructuring and Transformation Costs" for information regarding UpLift restructuring actions and related costs incurred.

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

The Company has started to receive refunds and anticipates the refund process to continue into 2026. As a result, Other current assets in the Consolidated Balance Sheets as of December 31, 2025 and 2024 include an income tax receivable of approximately $75 million and $175 million, respectively, and an interest receivable of approximately $65 million and $140 million, respectively.

Pursuant to the Tax Matters Agreement ("TMA") with RTX Corporation ("RTX", our former parent), and based on the facts and contractual provisions at the time, the Company recorded indemnification expense of $194 million for amounts due to RTX resulting from the outcome of this tax litigation in Germany in 2024. Based on additional information received from RTX during the year, which resulted in additional indemnification expense of $67 million, offset by indemnity payments made to RTX of $205 million, the Company now estimates the amount payable to RTX to be $56 million. The indemnification expense is included in Other income (expense), net in the Consolidated Statements of Operations in 2025 and 2024, and the amounts payable to RTX are included in Accrued liabilities in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

See Note 14, "Income Taxes" and Note 20, "Contingent Liabilities" for additional information.

Acquisitions of Noncontrolling Interests

In October 2025, we purchased all of the outstanding shares of Otis Electric Elevator Company Limited ("Otis Electric") from the noncontrolling shareholder for approximately $215 million ($80 million from Cash and $135 million from borrowings). As a result, $188 million was recorded to Accumulated deficit for the difference between the purchase price and the historical noncontrolling interest carrying value and $27 million was recorded to Noncontrolling interest. Otis Electric is now 100% owned by our joint venture Otis Elevator (China) Investment Company Limited ("Otis China") and one of its subsidiaries. The impact to Accumulated other comprehensive income (loss) was not significant.

The Company owned a controlling interest and had operational control of Otis Electric as of and for the years ended December 31, 2025, 2024 and 2023, and all other periods during 2025, 2024 and 2023, and therefore its financial results are included in our Consolidated Financial Statements.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic conditions, including inflationary pressures, higher interest rates and tighter credit conditions as of December 31, 2025 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Consolidated Financial Statements resulting from our assessments of these matters, future assessment of our current expectations at that time of the magnitude and duration of these macroeconomic conditions, as well as other factors, could result in material impacts to our Consolidated Financial Statements in future reporting periods.

New import tariffs implemented by the U.S. and other countries, as currently in effect, could have a material impact on our results in 2026 and future years. The impact of tariffs is dependent upon negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.

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

Restricted Cash. In certain circumstances we are required to maintain cash deposits with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. Our restricted cash balances are $9 million and $21 million as of December 31, 2025 and 2024, respectively, which are primarily included in Other current assets in the Consolidated Balance Sheets.

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

Trade receivables. Trade receivables as of December 31, 2025 and 2024 are $3.7 billion and $3.4 billion, respectively. Trade receivables include billed receivables which are currently due from customers and unbilled receivables where we have satisfied our performance obligations but the amounts due may not be currently billable to the customer under the terms of the contract. Amounts are billed as work progresses in accordance with agreed-upon contract terms, either at periodic intervals or upon achievement of contractual milestones.

Retainage. Current and long-term accounts receivable as of December 31, 2025 and 2024 include retainage of $58 million and $57 million, respectively. Retainage represents amounts that, pursuant to the applicable contract, are not due until after project completion and acceptance by the customer.

Customer Financing Notes Receivable. Through financing arrangements with our customers, we extend payment terms, which are generally not more than one year in duration. Customer financing notes receivable as of December 31, 2025 and 2024 are $47 million and $55 million, respectively, and are included in Accounts receivable, net as of December 31, 2025 and 2024.

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

The changes in allowance for credit losses related to Accounts receivable, net for 2025, 2024, and 2023 are as follows:

(dollars in millions)	2025	2024	2023
Balance as of January 1	$125	$130	$152
Provision for expected credit losses	33	34	29
Write-offs charged against the allowance for expected credit losses	(39)	(32)	(48)
Foreign exchange and other	6	(7)	(3)
Balance as of December 31	$125	$125	$130

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

Inventories. Inventories are stated at the lower of cost or estimated realizable value and are primarily based on a first-in, first-out method. Valuation write-downs for excess, obsolete and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventoriable cost. See Note 5, "Inventories" for further details of the inventories by classification.

Fixed Assets. Fixed assets, including software capitalized for internal-use, are recorded at cost. Depreciation of fixed assets is computed over the fixed assets' useful lives on a straight-line basis, unless another systematic and rational basis is more representative of the fixed asset's pattern of use. See Note 6, "Fixed Assets" for further details of useful lives.

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

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is one level below the operating segment level. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identified that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. When it is determined that a quantitative analysis is required, the Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. The Company completed its most recent annual impairment testing as of July 1, 2025, and determined in the qualitative assessment that quantitative testing is not necessary. There were no triggering events since the annual impairment test.

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

The Company evaluates the potential impairment of long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If the carrying value of other long-lived assets held and used exceeds the sum of the undiscounted expected future cash flows, the carrying value is written down to fair value. See Note 6, "Fixed Assets" and Note 7, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information regarding intangible assets and other long-lived assets.

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

See Note 14, "Income Taxes" for additional information.

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

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of December 31, 2025, our total RPO was approximately $19.1 billion. Of the total RPO as of December 31, 2025, we expect approximately 75% will be recognized as sales over the following 24 months.

Additional disclosure required by ASC 606 is provided in Note 21, "Segment Financial Data", including disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Based on the applicable supplier agreements, the payment terms of these supplier invoices typically range between 30 and 240 days from the invoice date.

The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $831 million and $714 million as of December 31, 2025 and 2024, respectively, including $80 million and $67 million as of December 31, 2025 and 2024, respectively, related to programs with payment terms of 240 days from the invoice date. These obligations are included in Accounts payable in the Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.

The Company or the financial institutions may terminate the agreements with advanced notice. Otis has pledged no assets in connection with its supplier finance programs.

The changes in outstanding obligations confirmed as valid by the Company under its supplier finance programs for 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Confirmed obligations outstanding as of January 1	$714	$627
Invoices confirmed during the year	2,064	2,118
Confirmed invoices paid during the year	(1,970)	(2,013)
Foreign currency exchange impact	23	(18)
Confirmed obligations outstanding as of December 31	$831	$714

Self-Insurance. The Company is primarily self-insured for a number of risks including, but not limited to, workers’ compensation, general liability, automobile liability and employee-related healthcare benefits. The Company has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses within Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets, totaling $240 million and $238 million as of December 31, 2025 and 2024, respectively.

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

Additional information pertaining to net investment hedging is included in Note 16, "Financial Instruments".

Non-Designated Derivative Instruments. To the extent the hedge accounting criteria are not applied, the foreign currency forward contracts and commodity price contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Additional information pertaining to these contracts is included in Note 16, "Financial Instruments".

In addition, the Company periodically enters into sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the embedded derivative component of these contracts. The changes in the fair value of these embedded derivatives are immaterial in 2025, 2024 and 2023.

Environmental. Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including current laws, regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. Liabilities with fixed or reliably determinable future cash payments are discounted. Accrued environmental liabilities are not reduced by potential insurance reimbursements. See Note 20, "Contingent Liabilities" for additional details on the environmental remediation activities.

Research and Development. These costs are expensed in the period incurred and are shown on a separate line of the Consolidated Statements of Operations. Research and development expenses, covering research and the advancement of potential new and improved products and their uses, primarily include salaries and other employment costs.

Other Income (Expense), Net. Other income (expense), net includes the impact of changes in the fair value and settlement of certain derivatives, gains or losses on sale of businesses and fixed assets, earnings from equity method investments, fair value changes on marketable securities, impairments, UpLift transformation costs, Separation-related adjustments, gains on insurance recoveries and certain other infrequent operating income and expense items. See Note 15, "Restructuring and Transformation Costs" for additional details on UpLift transformation costs.

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

Pension and Postretirement Obligations. Guidance under FASB ASC Topic 715: Compensation – Retirement Benefits requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under this guidance, actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. See Note 11, "Employee Benefit Plans" for additional information.

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

The activity attributable to noncontrolling interest and redeemable noncontrolling interest for 2025, 2024 and 2023 is presented in the Consolidated Statements of Changes in Equity.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted this standard effective for the reporting period December 31, 2024. The adoption of this standard resulted in additional disclosure. See Note 21, "Segment Financial Data" for further details.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The adoption of this ASU resulted in additional annual disclosure, but did not impact our consolidated financial position, results of operations, or cash flows.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update provide a practical expedient when developing reasonable and supportable forecasts as part of estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact of this standard, however; we do not expect it to have a material impact on our Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. Consistent with the original objective of Update 2017-12, the objective of this Update is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments in this Update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The amendments in ASU 2025-09 apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the Board focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact of this standard.

Other new accounting pronouncements issued but not effective until after December 31, 2025 did not and are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 3: Earnings per Share

(dollars in millions, except per share amounts; shares in millions)	2025	2024	2023
Net income attributable to common shareholders	$1,384	$1,645	$1,406

Basic weighted average number of shares outstanding	392.8	401.7	411.4
Stock awards and equity units (share equivalent)	2.1	2.7	3.2
Diluted weighted average number of shares outstanding	394.9	404.4	414.6

Earnings Per Share of Common Stock:
Basic	$3.52	$4.10	$3.42
Diluted	$3.50	$4.07	$3.39

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the Common Stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. Lastly, the computations of diluted earnings per share include outstanding awards granted prior to the Separation from UTC and converted upon the Separation, in accordance with the Employee Matters Agreement. There were 0.4 million, 0.7 million and 1.0 million of anti-dilutive stock awards excluded from the computation for 2025, 2024 and 2023 respectively.

The impact of redeemable noncontrolling interest to Net income attributable to common shareholders was immaterial for 2025, 2024, and 2023.

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

Total Contract assets and Contract liabilities as of December 31, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Contract assets, current	$699	$706
Total contract assets	699	706

Contract liabilities, current	(2,611)	(2,598)
Contract liabilities, noncurrent (included within Other long-term liabilities)	(29)	(38)
Total contract liabilities	(2,640)	(2,636)
Net contract liabilities	$(1,941)	$(1,930)

Contract assets decreased by $7 million and Contract liabilities increased by $4 million during 2025 due to the progression of current contracts and timing of billing on customer contracts, net of the foreign exchange increases of $33 million and $120 million, respectively.

During 2025, 2024 and 2023, we recognized revenue of approximately $2.0 billion each year related to the contract liabilities as of January 1, 2025, 2024, and 2023.

Note 5: Inventories

Inventories consisted of the following as of December 31:

(dollars in millions)	2025	2024
Raw materials and work-in-process	$139	$134
Finished goods	474	423
Total	$613	$557

Raw materials and work-in-process and finished goods are net of valuation write-downs of $84 million and $82 million as of December 31, 2025 and 2024, respectively.

Note 6: Fixed Assets

Fixed assets consisted of the following as of December 31:

(dollars in millions)	Estimated Useful Lives	2025	2024
Land		$39	$38
Buildings and improvements	20 - 40 Years	498	516
Machinery and equipment	3 - 12 Years	1,311	1,234
Assets under construction		156	105
		2,004	1,893
Less: Accumulated depreciation		(1,261)	(1,192)
Total		$743	$701

Depreciation expense was $113 million, $120 million and $126 million in 2025, 2024 and 2023, respectively.

Note 7: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $109 million, $87 million and $36 million (including debt assumed) in 2025, 2024 and 2023, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balances in 2025 were as follows:

(dollars in millions)	Balance as of December 31, 2024	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2025
New Equipment	$277	$—	$17	$294
Service	1,271	65	65	1,401
Total	$1,548	$65	$82	$1,695

Changes in our Goodwill balances in 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Goodwill Resulting From Business Combinations	Foreign Currency Translation and Other	Balance as of December 31, 2024
New Equipment	$295	$—	$(18)	$277
Service	1,293	46	(68)	1,271
Total	$1,588	$46	$(86)	$1,548

Intangible Assets. Identifiable intangible assets are comprised of the following:

	2025		2024
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Purchased service portfolios	$2,133	$(1,818)	$1,930	$(1,640)
Patents, trademarks/trade names	19	(16)	18	(16)
Customer relationships and other	61	(43)	52	(39)
	2,213	(1,877)	2,000	(1,695)
Unamortized:
Trademarks and other	7	—	6	—
Total	$2,220	$(1,877)	$2,006	$(1,695)

Amortization of intangible assets was $62 million in 2025 and 2024, and $67 million in 2023. Excluding the impact of acquisitions, currency translation adjustments and the reclassification of $16 million of intangible assets, net to assets held for sale in 2024, there were no other significant changes in our Intangible Assets during 2025, 2024 and 2023.

The estimated future amortization of intangible assets over the next five years is as follows:

(dollars in millions)	2026	2027	2028	2029	2030
Future amortization	$46	$40	$35	$32	$29

Disposals and Held for Sale Assets and Liabilities. Assets held for sale were $5 million and $38 million as of December 31, 2025 and 2024, respectively. Liabilities held for sale were $9 million as of December 31, 2024. There were no liabilities held for sale as of December 31, 2025. These balances are included in Other current assets and Accrued liabilities in the Consolidated Balance Sheets, respectively.

During 2025, we sold one of our non-U.S. subsidiaries, primarily related to the Service segment. The Company recorded a total pre-tax loss on sale of $28 million, of which $10 million was recorded in 2025, and $18 million was recorded in 2024, in Other income (expenses), net in the Consolidated Statements of Operations.

Note 8: Borrowings and Lines of Credit

Short-term borrowings consisted of the following as of December 31:

(dollars in millions)	2025	2024
Commercial paper	$—	$—
Other borrowings	215	51
Total short-term borrowings	$215	$51

Commercial Paper and Other Borrowings. As of December 31, 2025, there were no borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S. The main increase in Other borrowings was due to borrowings for the purchase of the outstanding shares of Otis Electric from the non-controlling shareholder. See Note 1 "Business Overview" for additional information on the acquisition of the non-controlling interest.

Long-Term Debt. As of December 31, 2025, we have a credit agreement ("Credit Agreement") with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, effective August 8, 2025, with an interest rate on US dollar denominated borrowings at Otis' option of the Term Secured Overnight Financing Rate ("SOFR") or a base rate, and an interest rate on Euro denominated borrowings at Otis' option of the EURIBO rate or a daily simple Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin initially is 1.000% for Term SOFR rate, EURIBO rate and daily simple ESTR rate borrowings, and 0.000% for base rate borrowings, and can fluctuate based on reference to Otis' public debt ratings, as specified in the Credit Agreement. As of December 31, 2025, there were no borrowings under the revolving credit facility. The undrawn portion of the revolving credit facility serves as a backstop for the issuance of commercial paper. On August 8, 2025, we terminated all commitments outstanding under the previous credit agreement, which was scheduled to expire on March 10, 2028.

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

On November 19, 2024, we issued $600 million unsecured, unsubordinated seven-year notes due November 19, 2031 with an interest rate of 5.125% and €850 million Euro denominated ($899 million), unsecured, unsubordinated three-year notes due November 19, 2027 with an interest rate of 2.875%. A portion of the net proceeds of the notes were used to fund the repayment at maturity of the $1.3 billion 2.056% Notes that were due on April 5, 2025. The remainder of the proceeds were used to fund the repayment of the Company's commercial paper borrowings and for other general corporate purposes.

On September 4, 2025, we issued $500 million unsecured, unsubordinated ten-year notes due September 4, 2035 with an interest rate of 5.131%. A portion of the proceeds will be used to fund the repayment at maturity of the Japanese Yen denominated 0.370% Notes due March 18, 2026. The remainder of the proceeds were used to fund the repayment of certain of our commercial paper borrowings.

Our revolving credit agreement and indentures contain affirmative and negative covenants customary for financings of these types that, among other things, limit the Company's and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement requires that we maintain a maximum consolidated leverage ratio, as defined in the agreement. The revolving credit agreement and indentures also contain events of default customary for financings of these types. The Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all notes as of December 31, 2025.

Long-term debt, including current portion, consisted of the following as of December 31:

(dollars in millions)	2025	2024
2.056% notes due 2025	$—	$1,300
0.370% notes due 2026 (¥21.5 billion principal value)	137	137
0.318% notes due 2026 (€600 million principal value)	705	624
2.293% notes due 2027	500	500
2.875% notes due 2027 (€850 million principal value)	999	885
5.250% notes due 2028	750	750
2.565% notes due 2030	1,500	1,500
5.125% notes due 2031	600	600
0.934% notes due 2031 (€500 million principal value)	588	520
5.131% notes due 2035	500	—
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	6	6
Total principal long-term debt	7,785	8,322
Other (discounts and debt issuance costs)	(44)	(49)
Total long-term debt	7,741	8,273
Less: current portion	841	1,300
Long-term debt, net of current portion	$6,900	$6,973

We may redeem any series of notes at our option pursuant to certain terms.

Debt discounts and debt issuance costs are presented as a reduction of debt in the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Consolidated Statements of Operations for 2025, 2024 and 2023 reflects the following:

(dollars in millions)	2025	2024	2023
Debt issuance costs amortization	$10	$8	$7
Total interest expense on debt	217	183	155

The unamortized debt issuance costs as of December 31, 2025 and 2024 were $41 million and $45 million, respectively.

The average maturity of our long-term debt as of December 31, 2025 is approximately 6.7 years. The average interest expense rate on our borrowings as of December 31, 2025 and 2024 was as follows:

	2025	2024
Short-term commercial paper	—%	—%
Total long-term debt	3.0%	2.7%

The average interest expense rate on our borrowings for 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Short-term commercial paper	3.8%	5.4%	5.1%
Total long-term debt	2.8%	2.5%	2.1%

The schedule of principal payments required on long-term debt, excluding finance leases, for the next five years and thereafter is:

(dollars in millions)	Principal Payments
2026	$842
2027	1,499
2028	750
2029	—
2030	1,500
Thereafter	3,188
Total	$7,779

Note 9: Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

(dollars in millions)	2025	2024
Accrued salaries, wages and employee benefits	$605	$579
Operating lease liabilities	158	120
Accrued interest	129	147
Contractual indemnity obligations	113	244
VAT and other non-income tax payables	109	123
Accrued income taxes payable	75	75
Other liabilities	658	633
Total	$1,847	$1,921

Accrued interest primarily consists of interest accrued for uncertain tax positions, as well as $67 million and $64 million of interest accrued for borrowings as of December 31, 2025 and 2024, respectively, as described in Note 8, "Borrowings and Lines of Credit".

As of December 31, 2025 and 2024, Contractual indemnity obligations includes a $56 million and $194 million indemnity payable to RTX, respectively, resulting from the outcome of the German tax litigation as described in Note 20, "Contingent Liabilities".

Note 10: Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

(dollars in millions)	2025	2024
General, product and auto liability	$136	$137
Employee benefits	98	92
Contractual indemnity obligations	23	80
Other liabilities	72	74
Total	$329	$383

The Contractual indemnity obligations consist of payables to RTX, resulting from the TMA. See Note 2, "Summary of Significant Accounting Policies" for further details.

Note 11: Employee Benefit Plans

The Company sponsors numerous single-employer domestic and foreign employee benefit plans.

Employee Savings Plans. We sponsor various employee savings plans. Our contributions to employer-sponsored defined contribution plans were $74 million, $71 million and $65 million for 2025, 2024, and 2023, respectively.

Pension Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension plans that cover a large number of our employees. While we sponsor domestic pension plans that provide retirement benefits to certain employees, they are not a material component of the projected benefit obligation. Our plans use a December 31 measurement date consistent with our fiscal year.

(dollars in millions)	2025	2024
Change in benefit obligation:
Beginning balance	$949	$957
Service cost	34	32
Interest cost	32	32
Actuarial (gain) loss	(47)	25
Benefits paid	(33)	(46)
Net settlement, curtailment and special termination benefits	(32)	(9)
Other	94	(42)
Ending balance	$997	$949

Change in plan assets:
Beginning balance	$637	$609
Actual return on plan assets	48	57
Employer contributions	42	51
Benefits paid	(33)	(46)
Settlements	(32)	(9)
Other	51	(25)
Ending balance	$713	$637

Funded status:
Fair value of plan assets	$713	$637
Benefit obligations	(997)	(949)
Funded status of plan	$(284)	$(312)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$130	$115
Current liability	(30)	(28)
Noncurrent liability	(384)	(399)
Net amount recognized	$(284)	$(312)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$38	$98
Prior service cost	5	1
Net amount recognized	$43	$99

The amounts included in "actuarial (gain) loss" in the above table are primarily due to changes in discount rate assumptions driven by changes in corporate bond yields. The amounts included in "Other" in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Australia, Germany, Japan, South Korea and Switzerland.

In 2025, 2024 and 2023 we made cash contributions to our defined benefit pension plans of $42 million, $51 million and $48 million, respectively.

Information for pension plans with accumulated benefit obligations or projected benefit obligations in excess of plan assets as of December 31 are as follows:

(dollars in millions)	2025	2024
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$411	$397
Accumulated benefit obligation	367	353
Fair value of plan assets	3	3

Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$533	$707
Accumulated benefit obligation	455	609
Fair value of plan assets	119	280

The accumulated benefit obligation for all defined benefit pension plans was approximately $0.9 billion and $0.8 billion as of December 31, 2025 and 2024, respectively.

The components of the net periodic pension cost are as follows:

(dollars in millions)	2025	2024	2023
Service cost	$34	$32	$29
Interest cost	32	32	33
Expected return on plan assets	(35)	(34)	(31)
Recognized actuarial net loss	3	1	(1)
Net settlement, curtailment and special termination benefits loss (gain)	2	1	4
Net periodic pension cost – employer	$36	$32	$34

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

(dollars in millions)	2025	2024	2023
Current year actuarial (gain) loss	$(60)	$2	$93
Prior service cost arising during period	5	—	—
Amortization of actuarial gain (loss)	(3)	—	1
Net settlement and curtailment (loss) gain	(3)	(1)	(4)
Other	5	(6)	1
Total recognized in other comprehensive (income) loss	$(56)	$(5)	$91
Net recognized in net periodic pension cost and other comprehensive (income) loss	$(20)	$27	$125

The amounts included in "Other" in the above table primarily reflect the impact of foreign exchange translation, primarily for plans in Canada, Germany, Spain, and Switzerland.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Cost
	2025	2024	2025	2024	2023
Discount rate	3.6%	3.3%	3.3%	3.4%	3.8%
Salary scale	3.0%	3.1%	3.1%	3.2%	3.1%
Expected return on plan assets	—	—	5.3%	5.3%	5.1%
Interest crediting rate	2.0%	1.8%	1.8%	1.7%	2.1%

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

The fair values of pension plan assets as of December 31, 2025 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$86	$3	$—	$—	$89
Global Equity Funds at net asset value (5)	—	—	—	154	154
Fixed income securities:
Governments	22	41	—	—	63
Corporate Bonds	50	45	—	—	95
Fixed income securities at net asset value (5)	—	—	—	60	60
Real estate (2) (5)	14	20	—	7	41
Other (3) (5)	7	140	—	26	173
Cash and cash equivalents (4) (5)	31	2	—	7	40
Total	$210	$251	$—	$254	715
Other assets and liabilities (6)					(2)
Total as of December 31, 2025					$713

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
(6) Represents trust receivables and payables that are not leveled.

The fair values of pension plan assets as of December 31, 2024 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Total
Asset category
Public equities:
Global Equity Commingled Funds (1)	$72	$3	$—	$—	$75
Global Equity Funds at net asset value (5)	—	—	—	143	143
Fixed income securities:
Governments	14	2	—	—	16
Corporate Bonds	44	—	—	—	44
Fixed income securities at net asset value (5)	—	—	—	140	140
Real estate (2) (5)	12	17	—	9	38
Other (3) (5)	5	122	—	23	150
Cash and cash equivalents (4) (5)	27	—	—	3	30
Total	$174	$144	$—	$318	$636
Other assets and liabilities (6)					1
Total as of December 31, 2024					$637

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

We expect to make total contributions of approximately $45 million to our global defined benefit pension plans in 2026, including benefit payments to be paid directly from corporate assets.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $79 million in 2026, $74 million in 2027, $75 million in 2028, $76 million in 2029, $80 million in 2030, and $391 million from 2031 through 2035.

Postretirement Benefit Plans. We sponsor postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The benefit obligation was $7 million and $6 million as of December 31, 2025, and 2024, respectively. The net periodic cost was less than $1 million for 2025, 2024 and 2023. Other comprehensive losses recognized related to changes in benefit obligations were less than $1 million in 2025 and $1 million in 2024.

The projected benefit obligation discount rate was 6.8% as of December 31, 2025 and 2024. The Net Cost discount rate was 6.8%, 7.2% and 7.0% for 2025, 2024 and 2023, respectively.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $1 million each year from 2026 through 2030, and $3 million from 2031 through 2035.

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

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2025 and 2024 is for the plan’s year-end at June 30, 2024 and June 30, 2023, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Our significant plan is in the green zone which represents a plan that is at least 80% funded and does not require a financial improvement plan ("FIP") or a rehabilitation plan ("RP").

(dollars in millions)		PPA Zone Status		FIP/RP Status	Contributions			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2025	2024	Pending/Implemented	2025	2024	2023
National Elevator Industry Pension Plan	23-2694291	Green	Green	No	$133	$134	$128	No	7/8/2027
Other funds					9	9	9
Total					$142	$143	$137

For the plan years ended June 30, 2024 and 2023, respectively, we were listed in the National Elevator Industry Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, the Form 5500 was not available for the plan year ending June 30, 2025.

In addition, we participate in multiemployer arrangements that provide postretirement benefits other than pensions, with the National Elevator Industry Health Benefit Plan being the most significant. These arrangements generally provide medical and life benefits for eligible active employees and retirees and their dependents. Contributions to multiemployer plans that provide postretirement benefits other than pensions were $20 million for 2025, 2024 and 2023.

Stock-Based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective on April 3, 2020. A total of 45 million shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted share unit awards, stock appreciation rights, stock options, and performance-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted share units held for more than one year may become vested and exercisable (if applicable), subject to certain terms and conditions. Awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year generally remain eligible to vest based on actual performance relative to target metrics. All other restricted awards generally have a three-year vesting period. We currently intend to issue new shares for share option exercises and conversions under our equity compensation arrangements, and will continue to evaluate this policy in connection with our share repurchase program. As of December 31, 2025, approximately 18 million shares remain available for awards under the 2020 Plan.

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

Stock-based compensation expense and the resulting tax benefits in 2025, 2024 and 2023 were as follows:

(dollars in millions)	2025	2024	2023
Stock-based compensation expense (Share Based)	$80	$73	$64
Stock-based compensation expense (income) (Liability Awards)	—	—	—
Total gross stock-based compensation expense	80	73	64
Less: future tax benefit	(7)	(7)	(7)
Stock-based compensation expense, net of tax	$73	$66	$57

For 2025, 2024 and 2023, the amount of cash received from the exercise of stock options was $3 million, $4 million and $6 million, respectively, with an associated tax benefit realized of $7 million, $11 million and $6 million, respectively. In addition, for 2025, 2024 and 2023, the associated tax benefit realized from the vesting of performance share units and other restricted awards was $5 million, $10 million and $9 million, respectively. The tax benefit was computed using current U.S. federal and state tax rates applicable in 2025, 2024 and 2023.

As of December 31, 2025, there was approximately $83 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.7 years.

A summary of the activity under Otis' plans for 2025 follows:

	Stock Appreciation Rights		Restricted Share Units		Performance Share Units		Stock Options
(shares in thousands)	Shares	Average Price*	Shares	Average Price**	Shares	Average Price **	Shares	Average Price *
Outstanding at:
December 31, 2024	5,946	$71.58	943	$88.01	953	$92.08	124	$68.21
Granted (1)	—	—	503	94.07	411	98.33	—	—
Exercised / Earned (1)	(1,189)	60.91	(412)	85.09	(179)	86.71	(54)	61.41
Cancelled	(75)	86.10	(97)	90.41	(129)	92.82	—	—
December 31, 2025	4,682	$74.06	937	$92.16	1,056	$95.34	70	$73.38

* Weighted-average grant price
** Weighted-average grant fair value
(1) Includes annual retainer awards issued to the Board of Directors

No stock options and stock appreciation rights were granted by Otis during 2025. The weighted-average grant date fair value of stock options and stock appreciation rights granted by Otis, during 2024 and 2023 was $24.34 and $24.67, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, and other restricted stock awards granted by Otis during 2025, 2024 and 2023 was $96.07, $89.54 and $84.88, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2025, 2024 and 2023 was $44 million, $78 million and $65 million, respectively. The total fair value (which is the stock price at vesting) of performance share units and other restricted awards vested was $56 million, $95 million and $75 million during 2025, 2024 and 2023, respectively.

The following table summarizes information about equity awards outstanding that are vested and expected to vest and equity awards outstanding that are exercisable as of December 31, 2025:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price *	Aggregate Intrinsic Value	Remaining Term **	Awards	Average Price *	Aggregate Intrinsic Value	Remaining Term **
Stock Options/Stock Appreciation Rights	4,746	$74.03	$66	4.5 years	4,249	$72.22	$65	4.1 years
Performance Share Units/Restricted Share Units	1,929	—	$169	1.1 years	—	—	—	—

* Weighted-average grant price per share
** Weighted-average contractual remaining term in years

In 2025, the Company made a change to the equity awards mix granted annually to the executive population as part of their overall compensation program. Specifically, the Company eliminated annual grants of stock appreciation rights and stock option awards and replaced them with additional mix of restricted stock units and performance share units. As a result of this change, the Company was no longer required to perform valuation modeling using the Binomial Lattice model in 2025. For prior years, the fair value of each option award was estimated on the date of grant using the Binomial Lattice model. The following table indicates the assumptions used in estimating fair values for stock appreciated rights and stock options granted in 2024 and 2023. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2025	2024	2023
Expected volatility	N/A	26.1% - 26.8%	27.8% - 28.1%
Weighted-average volatility	N/A	26.8%	27.9%
Expected term (in years)	N/A	5.3	6.2
Expected dividend yield	N/A	1.6%	1.5%
Risk-free rate	N/A	3.6% - 3.7%	3.4% - 4.7%

For 2024 and 2023, the expected volatility for Otis was calculated using a blend of Otis and peer-group stock volatility. The estimate for equity award exercise and employee termination behavior within the valuation model incorporates Otis employee data from prior to the Separation. The expected term represents an estimate of the period of time equity awards are expected to remain outstanding. The risk-free rate is based on the term structure of interest rates at the time of equity award grant.

The Company uses a Monte Carlo simulation approach based on a three-year measurement period to determine fair value of the performance share units that are subject to market conditions. This approach includes the use of assumptions regarding the future performance of the Company’s stock and those of a peer group. Those assumptions include expected volatility, risk-free interest rates, correlations and dividend yield.

Note 12: Stock

Preferred Stock. There are 125 million shares of $0.01 par value authorized Preferred Stock, of which none were issued or outstanding as of December 31, 2025 or 2024.

Common Stock. There are 2.0 billion shares of $0.01 par value Common Stock authorized. As of December 31, 2025 and 2024, 439.4 million and 438.6 million shares of Common Stock were issued, respectively, which includes 49.6 million and 41.0 million shares of treasury stock, respectively.

Treasury Stock. As of December 31, 2025, the Company was authorized by the Board of Directors to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which approximately $1.3 billion was remaining at such time.

During 2025, 2024 and 2023, the Company repurchased 8.6 million, 10.6 million and 9.6 million shares of Common Stock, respectively, for approximately $800 million, $1.0 billion and $800 million, respectively. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock in the Consolidated Balance Sheets as of December 31, 2025 and 2024, as well as within financing activities in the Consolidated Statements of Cash Flows when paid.

The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Note 13: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for 2025, 2024 and 2023 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(587)	$(8)	$3	$(592)
Other comprehensive income (loss) before reclassifications, net	(87)	(69)	6	(150)
Amounts reclassified, pre-tax	1	(1)	(8)	(8)
Tax expense (benefit) reclassified	—	—	—	—
Balance as of December 31, 2023	(673)	(78)	1	(750)
Other comprehensive income (loss) before reclassifications, net	1	2	2	5
Amounts reclassified, pre-tax	—	—	—	—
Tax expense (benefit) reclassified	—	—	—	—
Balance as of December 31, 2024	(672)	(76)	3	(745)
Other comprehensive income (loss) before reclassifications, net	(381)	39	(4)	(346)
Amounts reclassified, pre-tax	—	3	2	5
Tax expense (benefit) reclassified	—	(1)	—	(1)
Balance as of December 31, 2025	$(1,053)	$(35)	$1	$(1,087)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 11, "Employee Benefit Plans" for additional information.

Note 14: Income Taxes

Income Before Income Taxes. The sources of income from operations before income taxes are:

(dollars in millions)	2025	2024	2023
United States	$631	$505	$565
Foreign	1,303	1,534	1,466
Net income before income taxes	$1,934	$2,039	$2,031

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). The tax impacts of this legislation do not have a material impact on our Consolidated Financial Statements.

Provision for Income Taxes. The income tax expense (benefit) for 2025, 2024 and 2023 consisted of the following components:

(dollars in millions)	2025	2024	2023
Current:
United States:
Federal	$128	$74	$82
State	56	45	50
Foreign	399	217	462
	583	336	594
Future:
United States:
Federal	(59)	(11)	(24)
State	(16)	(1)	(5)
Foreign	(29)	(19)	(32)
	(104)	(31)	(61)
Income tax expense	$479	$305	$533
Attributable to items (charged) credited to (deficit) equity	$(15)	$(6)	$16

Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2025		2024		2023
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$406	21.0%	$428	21.0%	$427	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	31	1.6%	35	1.7%	36	1.8%
Foreign Tax Effects:
France:
Distributable reserve deferred adjustment	—	—%	(37)	(1.8)%	—	—%
Other	13	0.7%	14	0.7%	10	0.5%
Germany:
Statutory tax rate difference between Germany and United States	8	0.4%	25	1.2%	7	0.4%
Tax litigation settlement	1	0.1%	(247)	(12.1)%	—	—%
Other	(1)	—%	—	—%	2	0.1%
Ireland:
Nontaxable interest income	(25)	(1.3)%	(29)	(1.4)%	(23)	(1.1)%
Other	—	—%	3	0.2%	8	0.4%
Luxembourg:
Nondeductible interest expense	49	2.4%	53	2.6%	47	2.3%
Other	—	—%	(4)	(0.2)%	(5)	(0.2)%
Other foreign jurisdictions	53	2.6%	94	4.6%	73	3.4%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%	—	—%	—	—%
Effect of Cross-Border Tax Laws:
Foreign-derived intangible income	(49)	(2.5)%	(35)	(1.7)%	(23)	(1.1)%
Foreign withholding tax reclassification	(49)	(2.5)%	(43)	(2.1)%	(31)	(1.5)%
Other	13	0.7%	8	0.4%	10	0.5%
Tax Credits:
Other	(2)	(0.1)%	(1)	(0.1)%	(2)	(0.1)%
Changes in Valuation Allowance	1	0.1%	1	0.1%	(3)	(0.2)%
Nontaxable or Nondeductible Items:
Net Indemnity Payable/(Receivable) to/(from) former parent	15	0.8%	37	1.8%	—	—%
Other	11	0.6%	6	0.3%	7	0.3%
Changes in Unrecognized Tax Benefits	2	0.1%	—	—%	(4)	(0.2)%
Other Adjustments	2	0.1%	(3)	(0.2)%	(3)	(0.1)%
Effective income tax rate	$479	24.8%	$305	15.0%	$533	26.2%

(1) State taxes in California and New York contributed to the majority of the tax effect in this category.

The 2025 effective tax rate is higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate. The 2025 effective tax rate is higher than the 2024 effective tax rate primarily due to the absence of estimated tax benefits arising from the resolution of the German tax litigation and the absence of the reduction in a deferred tax liability related to the mitigation of future repatriation costs, both recorded in 2024, and the tax effect of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX recorded in 2025. These impacts were partially offset by an incremental benefit related to foreign-derived intangible income and foreign valuation allowance releases recorded in 2025.

The 2024 effective tax rate is lower than the 2023 effective tax rate and the statutory U.S. rate primarily due to recognition of estimated tax benefits arising from the resolution of the German tax litigation and the reduction of a deferred tax liability related to the mitigation of future repatriation costs.

The 2023 effective tax rate is higher than the statutory U.S. rate primarily due to higher international tax rates as compared to the lower U.S. federal statutory rate.

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

The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and obligations as of December 31, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Future income tax benefits:
Insurance and employee benefits	$90	$109
Other asset basis differences	119	113
Other liability basis differences	453	349
Tax loss carryforwards	226	201
Tax credit carryforwards	55	54
Valuation allowances	(256)	(250)
Total future income tax benefits	$687	$576

Future income tax obligations:
Intangible assets	$148	$143
Other assets basis differences	221	203
Total future income tax obligations	$369	$346

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain foreign temporary differences to reduce the future income tax benefits to expected realizable amounts.

Tax Credit and Loss Carryforwards. As of December 31, 2025, tax credit carryforwards, principally federal and state, and tax loss carryforwards, principally foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2026-2030	$11	$52
2031-2035	12	22
2036-2045	2	111
Indefinite	30	789
Total	$55	$974

Unrecognized Tax Benefits. As of December 31, 2025, the Company had gross tax-effected unrecognized tax benefits of $152 million, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for 2025, 2024 and 2023 is as follows:

(dollars in millions)	2025	2024	2023
Balance at January 1	$149	$394	$386
Additions for tax positions related to the current year	11	12	10
Additions for tax positions of prior years	10	—	7
Reductions for tax positions of prior years	(18)	(12)	(8)
Settlements	—	(245)	(1)
Balance at December 31	$152	$149	$394

Gross interest expense (income) related to unrecognized tax benefits	$(22)	$(146)	$6
Total accrued interest balance at December 31	$64	$84	$148

The decrease in unrecognized tax benefits and associated interest in 2024 is primarily due to the resolution of the German tax litigation. See Note 20, "Contingent Liabilities" for discussion regarding the German tax litigation.

Otis conducts business globally and, as a result, Otis or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

In the ordinary course of business, Otis could be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Austria, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Portugal, South Korea, Spain, Switzerland, the United Kingdom and the U.S. With a few exceptions, Otis is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2016.

A subsidiary of Otis lost a tax litigation case in Belgium in 2023 and decided not to appeal. Otis may receive the assessment for tax and interest within the next 12 months. The associated tax and interest have been fully reserved.

Income Taxes Paid. The income taxes paid, net of refunds, for 2025, 2024 and 2023 are as follows:

(dollars in millions)	2025	2024	2023
Income taxes paid, net of refunds
Federal	$116	$55	$85
State	62	52	43
Foreign:
China	72	91	90
France	43	52	28
Germany	(102)	33	32
Japan	39	41	40
Spain	47	41	39
Foreign Other	194	221	189
Total income taxes paid, net of refunds	$471	$586	$546

Note 15: Restructuring and Transformation Costs

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

During 2025, 2024 and 2023, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions beginning in 2023, as follows:

(dollars in millions)	2025			2024			2023
	UpLift	Other	Total	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$13	$31	$44	$8	$20	$28	$—	$6	$6
Selling, general and administrative	63	23	86	23	20	43	25	36	61
Total	$76	$54	$130	$31	$40	$71	$25	$42	$67

Restructuring costs incurred and expected, unless otherwise indicated, are approximately 30% New Equipment and 70% Service. Although this reflects the segments to which the restructuring costs relate, refer to Note 21, "Segment Financial Data" for more information about our measure of segment performance (segment operating profit), which no longer includes restructuring costs, among other items, beginning in 2024.

UpLift Restructuring Actions and Transformation Costs. In 2023, we announced UpLift to transform our operating model. UpLift includes, among other aspects, the standardization of our processes and improvement of our supply chain procurement, as well as organizational changes which result in restructuring actions.

UpLift restructuring actions were approved in 2023, 2024 and 2025. These costs are primarily severance related costs. These actions initiated during 2025, 2024 and 2023 are substantially completed as of December 31, 2025. Expected total costs and remaining costs to incur for the actions initiated are approximately $150 million and $18 million, respectively. Following completion of the program, the Company does not expect to incur restructuring or transformation costs of a similar nature. Ongoing costs related to continuous improvement initiatives are expected to be consistent with historical operating expenses.

In 2025, 2024, and 2023, we incurred $69 million, $65 million and $16 million, respectively, of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), which are recorded in Other income (expense), net in the Consolidated Statements of Operations. The UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement.

Other Restructuring Actions. The other restructuring expenses incurred during 2025, 2024 and 2023 were primarily the result of restructuring programs initiated related to severance and facility exit costs. We are targeting to complete in 2026 the majority of the remaining restructuring actions initiated in 2025 and 2024, with certain utilization beyond 2026 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $94 million and $16 million, respectively. Remaining costs are expected to be approximately 50% New Equipment and 50% Service.

Reorganization of Operations in China

In January 2025, we announced the reorganization of our operations in China. Among other aspects, this reorganization will result in restructuring actions of approximately $30 million. These actions include severance related costs, and these actions are substantially completed as of December 31, 2025. Amounts related to the reorganization of operations in China are included within Other restructuring actions.

Restructuring Accruals. The following table summarizes the accrual balance and utilization for the restructuring actions, which are primarily for severance costs:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2023	$13	$35	$48
Net restructuring costs	31	40	71
Utilization, foreign exchange and other	(31)	(51)	(82)
Restructuring accruals as of December 31, 2024	13	24	37
Net restructuring costs	76	54	130
Utilization, foreign exchange and other	(39)	(54)	(93)
Restructuring accrual as of December 31, 2025	$50	$24	$74

Note 16: Financial Instruments

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was approximately $5.6 billion and $5.3 billion as of December 31, 2025 and 2024, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $12 million and $14 million as of December 31, 2025 and 2024, respectively.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Classification	2025	2024
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$4	$5
Foreign exchange contracts	Other assets	2	4
	Total asset derivatives	$6	$9

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(3)	$(4)
Foreign exchange contracts	Other long-term liabilities	(2)	(1)
	Total liability derivatives	$(5)	$(5)

Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$11	$53
Commodity contracts	Other current assets	1	—
Foreign exchange contracts	Other assets	2	6
	Total asset derivatives	$14	$59

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(25)	$(39)
Foreign exchange contracts	Other long-term liabilities	(2)	(6)
	Total liability derivatives	$(27)	$(45)

Derivatives designated as Cash flow hedging instruments. The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) was immaterial for 2025, 2024 and 2023, and is presented in Note 13, "Accumulated Other Comprehensive Income (Loss)".

The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 are presented in the table below:

(dollars in millions)	2025	2024
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$1	$3

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, a pre-tax gain of $1 million is expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of December 31, 2025 will mature by November 2029.

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

Our use of derivative instruments designated as hedges of net investment in foreign subsidiaries can vary depending on the Company's desired foreign exchange risk coverage.

We have ¥21.5 billion of Japanese Yen denominated long-term debt that qualifies as a net investment hedge against our investments in Japanese businesses, as well as derivative instruments that qualify as net investment hedges against our investments in certain European businesses (notional amount of €169 million) and Asian businesses (notional amount of HK$2.2 billion). The net investment hedges are deemed to be effective. The maturity dates of the current non-derivative and derivative instruments designated in net investment hedges range from 2026 to 2027.

In 2025, we de-designated six derivative instruments that qualified as net investment hedges in certain European businesses with notional amount totaling €150 million, and in certain Asian businesses with notional amounts of ¥2.1 billion and HK$1.3 billion, respectively. These de-designated instruments were deemed to be effective until de-designation.

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

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges in 2025, 2024 and 2023:

(dollars in millions)	2025	2024	2023
Foreign currency denominated long-term debt	$1	$13	$13
Foreign currency forward contracts	(7)	10	4
Total	$(6)	$23	$17

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, in the Consolidated Statements of Operations in 2025, 2024 and 2023 was as follows:

(dollars in millions)	2025	2024	2023
Foreign exchange contracts	$25	$7	$20

The effects of derivatives not designated as Cash flow hedge instruments within Cost of products sold in the Consolidated Statements of Operations were as follows:

(dollars in millions)	2025	2024	2023
Commodity and foreign exchange contracts	$5	$(1)	$(5)

Note 17: Fair Value Measurements

In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$55	$55	$—	$—
Derivative assets	20	—	20	—
Derivative liabilities	(32)	—	(32)	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$44	$44	$—	$—
Derivative assets	68	—	68	—
Derivative liabilities	(50)	—	(50)	—

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

As of December 31, 2025, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The fair values of the current portion of the Company's financial instruments not carried at fair value approximated their carrying values because of the short-term nature of the current portion. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our long-term debt, as described in Note 8, "Borrowings and Lines of Credit", is measured at fair value using closing bond prices from active markets.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$49	$48	$47	$46
Customer financing notes receivable, net	16	14	21	19
Short-term borrowings	(214)	(214)	(51)	(51)
Long-term debt, including current portion (excluding leases and other)	(7,779)	(7,269)	(8,316)	(7,600)
Long-term liabilities, including current portion	(84)	(81)	(132)	(123)

Long-term liabilities, including current portion, as of December 31, 2025 and 2024 is primarily $80 million and $131 million, respectively, of payables to RTX for reimbursement of tax payments that RTX is responsible to pay after the Separation as a result of the TMA.

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$48	$—	$48	$—
Customer financing notes receivable, net	14	—	14	—
Short-term borrowings	(214)	—	(214)	—
Long-term debt, including current portion (excluding leases and other)	(7,269)	—	(7,269)	—
Long-term liabilities, including current portion	(81)	—	(81)	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$46	$—	$46	$—
Customer financing notes receivable, net	19	—	19	—
Short-term borrowings	(51)	—	(51)	—
Long-term debt, including current portion (excluding leases and other)	(7,600)	—	(7,600)	—
Long-term liabilities, including current portion	(123)	—	(123)	—

Note 18: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amounts of service and product guarantees were $10 million and $16 million as of December 31, 2025 and 2024, respectively.

The Company provides certain financial guarantees to third parties. As of December 31, 2025, Otis has stand-by letters of credit with maximum potential payment totaling $181 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with the FASB ASC Topic 460: Guarantees, we record these liabilities at fair value. As of December 31, 2025, Otis has determined there are no estimated costs probable under these guarantees.

Note 19: Leases

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

Operating lease cost for 2025, 2024 and 2023 was $206 million, $166 million and $153 million, respectively.

Supplemental cash flow information related to operating leases for 2025, 2024 and 2023 was as follows:

(dollars in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$(188)	$(129)	$(129)
Non-cash operating lease activity:
ROU assets obtained in exchange for operating lease liabilities	323	150	93

Operating lease ROU assets and liabilities are reflected on our Consolidated Balance Sheets as of December 31, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Operating lease ROU assets	$554	$422

Accrued liabilities	$158	$120
Operating lease liabilities	397	298
Total operating lease liabilities	$555	$418

Supplemental information related to operating leases as of December 31, 2025 and 2024 are as follows:

	2025	2024
Weighted Average Remaining Lease Term (in years)	3.9	4.1
Weighted Average Discount Rate	4.2%	4.0%

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2025 are as follows:

(dollars in millions)	Total
2026	$178
2027	153
2028	116
2029	73
2030	38
Thereafter	47
Total undiscounted lease payments	605
Less: imputed interest	(50)
Total discounted lease payments	$555

Note 20: Contingent Liabilities

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

Environmental. As previously disclosed, the Company's operations are subject to environmental regulation by authorities with jurisdiction over its operations. The Company has accrued for the costs of environmental remediation activities, including, but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote. The outstanding liability for environmental obligations was $5 million as of December 31, 2025 and 2024, and is principally included in Other long-term liabilities in the Consolidated Balance Sheets.

Legal Proceedings.

German Tax Litigation

In the third quarter of 2024, Otis prevailed in a German tax litigation case stemming from the 1998 reorganization of the Company's operations in Germany. As a result of winning the case, the Company expects to receive total refunds of prepaid tax, prepaid interest, overpayment interest, and court fees of approximately €308 million net of tax (approximately $362 million) as of December 31, 2025. The Company has started to receive refunds and anticipates the refund process to continue into 2026.

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

(dollars in millions)	2025	2024
Indemnity Payable (in Accrued liabilities)	$56	$194

As of December 31, 2024, the Company estimated its indemnity payable to RTX to be $194 million and recorded this amount in its financial statements for the year ended December 31, 2024.

Based on additional information received from RTX during the year, which resulted in additional indemnification expense of $67 million, offset by indemnity payments made to RTX of $205 million, the Company now estimates the remaining amount payable to RTX to be $56 million. The indemnification expense is included in Other income (expense), net in the Consolidated Statements of Operations in 2025 and 2024, and the amounts payable to RTX are included in Accrued liabilities in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 1, "Business Overview" for additional information on the impacts of the litigation and TMA activity to the Consolidated Financial Statements as of December 31, 2025.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate for 2025 and 2024.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $31 million as of December 31, 2025, and approximately $11 million to $21 million as of December 31, 2024. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $11 million as of December 31, 2025 and 2024, which is principally recorded in Other long-term liabilities on our Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $3 million, which is principally included in Other assets on our Consolidated Balance Sheets as of December 31, 2025 and 2024.

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

Refer to Note 21, "Segment Financial Data" for information about Litigation-related settlement costs recognized in 2025 for certain legal matters that are outside of the ordinary course of business.

Note 21: Segment Financial Data

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

Otis' Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer. The CODM assesses the performance of each operating segment and allocates resources to those segments based on net sales and segment operating profit. The CODM compares segment operating profit results to prior periods and forecasted amounts to assess performance and to make decisions regarding the allocation of capital and other investments. Discrete asset information for each segment is not presented to, or reviewed by, the CODM.

Segment information for 2025 is as follows:

	2025
(dollars in millions)	New Equipment	Service	Total
Net sales	$4,989	$9,442	$14,431
Costs and expenses:
Cost of sales	4,157	5,860	10,017
Selling, general and administrative	485	1,184	1,669
Other including research and development	107	24	131
Total segment operating profit	$240	$2,374	2,614
Corporate and Unallocated:
General corporate expenses and other			180
UpLift restructuring			76
Other restructuring			54
UpLift transformation costs			69
Separation-related adjustments			70
Litigation-related settlement costs			21
Held for sale impairment			10
Other, net			1
Total company operating profit			2,133
Non-service pension cost (benefit)			3
Interest expense (income), net			196
Net income before income taxes			$1,934

Segment information for 2024 is as follows:

	2024
(dollars in millions)	New Equipment	Service	Total
Net sales	$5,367	$8,894	$14,261
Costs and expenses:
Cost of sales	4,443	5,533	9,976
Selling, general and administrative	490	1,144	1,634
Other including research and development	105	32	137
Total segment operating profit	$329	$2,185	2,514
Corporate and Unallocated:
General corporate expenses and other			158
UpLift restructuring			31
Other restructuring			40
UpLift transformation costs			65
Separation-related adjustments			177
Litigation-related settlement costs			18
Held for sale impairment			18
Other, net			(1)
Total company operating profit			2,008
Non-service pension cost (benefit)			—
Interest expense (income), net			(31)
Net income before income taxes			$2,039

Segment information for 2023 is as follows:

	2023
(dollars in millions)	New Equipment	Service	Total
Net sales	$5,812	$8,397	$14,209
Costs and expenses:
Cost of sales	4,837	5,173	10,010
Selling, general and administrative	498	1,174	1,672
Other including research and development	96	36	132
Total segment operating profit	$381	$2,014	2,395
Corporate and Unallocated:
General corporate expenses and other			126
UpLift restructuring			25
Other restructuring			42
UpLift transformation costs			16
Total company operating profit			2,186
Non-service pension cost (benefit)			5
Interest expense (income), net			150
Net income before income taxes			$2,031

Corporate and Unallocated includes adjustments related to the Separation, Litigation-related settlement costs, impairment loss for held for sale net assets, restructuring costs and UpLift transformation costs.

Separation-related adjustments represent net adjustments of amounts due to and from RTX in accordance with the TMA, including amounts due to RTX related to a favorable ruling received in August 2024 regarding the German tax litigation. Separation-related adjustments in 2024 also include a reduction of our contractual indemnity obligation payable to RTX that resulted from the TMA and receipts from RTX in accordance with the TMA. These adjustments are recorded in Other income (expense), net in our Consolidated Statements of Operations in 2025 and 2024, respectively. See Note 14, "Income Taxes" and Note 20, "Contingent Liabilities" for additional information about the German tax litigation.

Litigation-related settlement costs in 2025 and 2024 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and unique facts of these matters.

Impairment loss related to net assets held for sale is recorded in Other income (expense), net in the Consolidated Statements of Operations in 2025 and 2024, respectively. See Note 7, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information about the held for sale assets and liabilities.

Refer to Note 15, "Restructuring and Transformation Costs" for more information about restructuring and UpLift transformation costs.

Geographic External Sales and Long-Lived Assets. Geographic Net sales are attributed to the geographic regions based on their location of origin. Long-lived assets are Fixed assets, net attributed to the specific geographic regions. With the exception of the U.S. and China, there were no individually significant countries with Net sales exceeding 10% of the Company's consolidated Net sales during 2025, 2024 and 2023.

	External Net Sales			Long Lived Assets
(dollars in millions)	2025	2024	2023	2025	2024	2023
United States Operations	$4,192	$4,239	$4,030	$323	$315	$325
International Operations
China	1,650	1,919	2,444	70	72	83
Other	8,589	8,103	7,735	350	314	319
Total	$14,431	$14,261	$14,209	$743	$701	$727

Disaggregated Net sales by type. Net sales disaggregated by product and service type for 2025, 2024 and 2023 are as follows:

(dollars in millions)	2025	2024	2023
New Equipment	$4,989	$5,367	$5,812

Maintenance and Repair	7,584	7,211	6,870
Modernization	1,858	1,683	1,527
Total Service	9,442	8,894	8,397
Total	$14,431	$14,261	$14,209

Major Customers. There were no customers that individually accounted for 10% or more of the Company's consolidated Net sales for 2025, 2024 and 2023.

OTIS WORLDWIDE CORPORATION
SCHEDULE II - Valuation and Qualifying Accounts
Three years ended December 31, 2025
(dollars in millions)

Future Income Tax Benefits - Valuation Allowance
Balance, December 31, 2022	$240
Additions charged to income tax expense	16
Reductions credited to income tax expense	(22)
Other adjustments	5
Balance, December 31, 2023	239
Additions charged to income tax expense	32
Reductions credited to income tax expense	(11)
Other adjustments	(10)
Balance, December 31, 2024	250
Additions charged to income tax expense	17
Reductions credited to income tax expense	(38)
Other adjustments	27
Balance, December 31, 2025	$256

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chair, President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareholders titled "Corporate governance" (under the subheadings "Proposal 1: Election of directors", "Our Board leadership structure", "Areas of Board oversight" and "Our Board nominees").

Information about our Executive Officers

The following persons are executive officers of Otis Worldwide Corporation:

Name	Position	Other Business Experience Since 1/1/2021	Age as of 2/5/2026

Joseph Armas	President, Otis Americas (since January 2026)	President, Otis U.S. & Canada; Senior Vice President and GM, North America; Senior Vice President, Western Region, Otis Americas; Vice President, Sales and Marketing, APAC; Executive Director and Managing Director, Hong Kong, Macau, and Taiwan	50
Kimberly Gosk	Executive Vice President and Chief People Officer (since August 2025)	Senior Vice President, Human Resources ("HR") EMEA & Latin America; Vice President, HR, Global Functions; Interim Vice President, HR, EMEA; Executive Director, Organizational Design & Change Management	52
Neil Green	Executive Vice President and Chief Digital Officer (since April 2020)	n/a	55
Nora E. LaFreniere	Executive Vice President and General Counsel (since July 2021)	Executive Vice President, Chief General Counsel and Corporate Secretary, Otis	54
Thibault Lefébure	President, Otis EMEA (since January 2026)	Senior Vice President & General Manager Western Europe; Senior Vice President & General Manager, Otis Japan; Vice President & General Manager, Otis Japan	47
Sally A. Loh	President, Otis China (since March 2023)	Chief Operating Officer and Chief Financial Officer, Otis China; Chief Financial Officer, Otis China	52
Judith F. Marks	Chair, President and Chief Executive Officer (since February 2022)	President and Chief Executive Officer, Otis	62
Cristina Méndez	Executive Vice President and Chief Financial Officer (since August 2024)	Senior Vice President Finance and Transformation EMEA; Chief Controlling Officer and Deputy CFO, Telefónica Deutschland	45
Enrique Miñarro Viseras	Chief Operating Officer (since January 2026)	President, Otis EMEA; President, Otis EMEA & Latin America; Senior Vice President and General Manager ("GM"), Global Precision and Science Technologies, Ingersoll Rand; Senior Vice President and GM, Industrial Technologies & Services EMEIA and Pressure & Vacuum Solutions, Ingersoll Rand	48
Stephane de Montlivault	President, Otis Asia Pacific (since April 2020)	n/a	66
Michael P. Ryan	Senior Vice President and Chief Accounting Officer (since April 2020)	n/a	56
Peiming Zheng (Perry)	Executive Vice President, Chief Product, Delivery and Customer Officer (since March 2023)	Chief Customer Product Officer, Otis; President, Otis China	57

All of the officers serve at the pleasure of the Board of Directors of Otis Worldwide Corporation.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareholders titled "Other important information" under the subheading "Delinquent section 16(a) reports." We have adopted a code of ethics, the Otis Absolutes, that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at https://www.otisinvestors.com/governance/governance-documents. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee and Nominations and Governance Committee are available on our website at https://www.otisinvestors.com/governance/governance-documents. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Otis Worldwide Corporation, One Carrier Place, Investor Relations, Farmington, CT 06032.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareholders titled "Compensation of directors", "Executive compensation" and "Report of the compensation committee".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareholders titled "Other important information" under the subheading "Stock ownership" ("Beneficial stock ownership of directors and executive officers" and "Certain beneficial owners").

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 concerning Common Stock issuable under Otis’ equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,147,522	(1)	$74.05	18,066,895	(2)
Equity compensation plans not approved by shareholders	-		-	-

(1)     Consists of the following issuable shares of Common Stock awarded under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan ("LTIP"): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding stock appreciation rights ("SARs"); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 803,575 shares of Common Stock could be issued if performance goals are achieved above target); and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units and restricted stock units under the Otis Worldwide Corporation Board of Directors Stock Unit Plan. Under the LTIP, each SAR is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs, we have used the New York Stock Exchange ("NYSE") closing price for a share of Common Stock on December 31, 2025 of $87.35. The weighted-average exercise price shown in the column above takes into account only the shares identified in clauses (i) and (ii).

(2)    Represents the maximum number of shares of Common Stock available to be awarded under the LTIP as of December 31, 2025. Performance share units, deferred stock units and restricted stock units ("Full Share Awards") will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP in an amount equal to twice the number of shares to which the award corresponds under the terms of the LTIP. Stock options and SARs do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareholders titled "Corporate governance" under the subheading "Our board nominees" (including under the subheading "Director independence") and "Other important information" (under the subheading "Transactions with related persons").

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareholders titled "Proposal 3: Appoint an independent auditor for 2026", including the information provided in that section with regard to "Audit Fees", "Audit-Related Fees", "Tax Fees" and "All Other Fees".

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

3.2
Amended and Restated Bylaws of Otis Worldwide Corporation, adopted March 19, 2025, incorporated by reference to Exhibit 3.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on March 19, 2025.

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

Exhibit Number	Exhibit Description
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

4.10	Description of Securities.*

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

10.15
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

10.16
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
10.19
Legacy Schedule of Terms for United Technologies Corporation Executive Leadership Group Restricted Stock Unit Retention Awards, incorporated by reference to Exhibit 10.20 to Otis’ Registration Statement on Form 10 (Commission file number 001-39221) filed with the SEC on February 7, 2020.

10.20
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

Extension of Letter of Assignment for Stephane de Montlivault effective September 24, 2025, incorporated by reference to Exhibit 10.4 of Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Commission file number 001-39221) filed with the SEC on October 30, 2025.

10.21
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

10.24
Otis Worldwide Corporation Executive Leadership Group Severance Plan, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 18, 2020.

10.25
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

10.26
Revolving Credit Agreement, dated as of August 8, 2025, by and among Otis Worldwide Corporation, as borrower, Otis Intercompany Lending Designated Activity Company, as subsidiary borrower, each other subsidiary borrower party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto from time to time, incorporated by reference to Exhibit 10.01 of Otis' Current Report on Form 8-K (Commission File No. 001-39221) filed with the SEC on August 8, 2025.

10.27
Schedule of Terms for Restricted Stock Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.28
Schedule of Terms for Stock Appreciation Right Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

10.29
Schedule of Terms for Performance Share Unit Awards (February 5, 2021) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-39221) filed with the SEC on April 28, 2021.

Exhibit Number	Exhibit Description

10.30
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

10.33
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

Employment Contract (Foreign National or Hong Kong, Macao or Taiwan Resident) for Sally Loh, effective January 1, 2026, incorporated by reference to Exhibit 10.6 of Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Commission file number 001-39221) filed with the SEC on October 30, 2025.

10.35
Letter of Assignment for Sally Loh, effective January 1, 2024, incorporated by reference to Exhibit 10.39 of Otis’ Annual Report on Form 10-K for the year ended December 31, 2023 (Commission file number 001-39221) filed with the SEC on February 2, 2024.

Extension of Letter of Assignment for Sally Loh effective September 24, 2025, incorporated by reference to Exhibit 10.5 of Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Commission file number 001-39221) filed with the SEC on October 30, 2025.

10.36
Schedule of Terms for Performance Share Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 6, 2024), incorporated by reference to Exhibit 10.3 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission file number 001-39221) filed with the SEC on April 25, 2024.

10.37
Schedule of Terms for Restricted Stock Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 6, 2024), incorporated by reference to Exhibit 10.4 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission file number 001-39221) filed with the SEC on April 25, 2024.

10.38
Schedule of Terms for Stock Appreciation Right Awards granted under the Otis Worldwide Corporation 2020 Long -Term Incentive Plan (Effective February 6, 2024), incorporated by reference to Exhibit 10.5 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission file number 001-39221) filed with the SEC on April 25, 2024.

10.39
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

10.40
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

10.41
Amended and Restated Employment Agreement, dated September 18, 2024, between Cristina Méndez and Otis International Sàrl, incorporated by reference to Exhibit 10.1 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 20, 2024.

Exhibit Number	Exhibit Description
10.42
Letter of Assignment for Cristina Méndez, effective December 1, 2024, incorporated by reference to Exhibit 10.2 of Otis’ Current Report on Form 8-K (Commission file number 001-39221) filed with the SEC on September 20, 2024.

10.43
Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan, as amended and restated as of January 1, 2024, incorporated by reference to Exhibit 10.46 of Otis' Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 001-39221) filed with the SEC on February 4, 2025.

10.44
Schedule of Terms for Performance Share Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 4, 2025), incorporated by reference to Exhibit 10.1 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Commission file number 001-39221) filed with the SEC on April 24, 2025.

10.45
Schedule of Terms for Restricted Stock Unit Awards granted under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (Effective February 4, 2025), incorporated by reference to Exhibit 10.2 of Otis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Commission file number 001-39221) filed with the SEC on April 24, 2025.

10.46
Offer Letter between Otis Worldwide Corporation and Joseph Armas, incorporated by reference to Exhibit 10.2 of Otis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Commission file number 001-39221) filed with the SEC on July 24, 2025.

10.47
Letter of Assignment for Kimberly Gosk effective December 22, 2022, incorporated by reference to Exhibit 10.2 of Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Commission file number 001-39221) filed with the SEC on October 30, 2025.

10.48
Offer Letter between Otis Worldwide Corporation and Kimberly Gosk, incorporated by reference to Exhibit 10.3 of Otis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Commission file number 001-39221) filed with the SEC on October 30, 2025.

14	The Otis Absolutes. The Otis Absolutes may be accessed via Otis’ website at https://www.otisinvestors.com/governance/governance-documents.

19	Insider trading policies and procedures, incorporated by reference to Exhibit 19 of Otis’ Annual Report on Form 10-K for the year ended December 31, 2024.

21	Subsidiaries of the Registrant.*

22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Thomas A. Bartlett, Jeffrey H. Black, Jill C. Brannon, Nelda J. Connors, Kathy Hopinkah Hannan, Christopher J. Kearney, Judith F. Marks, Margaret M.V. Preston, Shelley Stewart, Jr. and John H. Walker.*

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit Number	Exhibit Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three years ended December 31, 2025, (ii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025, (iii) Consolidated Balance Sheets as of December 31, 2025 and 2024, (iv) Consolidated Statements of Changes in Equity for the three years ended December 31, 2025, (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2025, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	February 5, 2026	by:	/s/ Cristina Méndez
Cristina Méndez
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 5, 2026	by:	/s/ Michael P. Ryan
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judith F. Marks	Director, Chair, President and Chief Executive Officer	February 5, 2026
Judith F. Marks

/s/ Cristina Méndez	Executive Vice President and Chief Financial Officer	February 5, 2026
Cristina Méndez

/s/ Michael P. Ryan	Senior Vice President and Chief Accounting Officer	February 5, 2026
Michael P. Ryan

/s/ Thomas A. Bartlett*	Director
Thomas A. Bartlett

/s/ Jeffrey H. Black*	Director
Jeffrey H. Black

/s/ Jill C. Brannon*	Director
Jill C. Brannon

/s/ Nelda J. Connors*	Director
Nelda J. Connors

/s/ Kathy Hopinkah Hannan*	Director
Kathy Hopinkah Hannan

/s/ Christopher J. Kearney*	Director
Christopher J. Kearney

/s/ Margaret M.V. Preston*	Director
Margaret M.V. Preston

/s/ Shelley Stewart, Jr.*	Director
Shelley Stewart, Jr.

/s/ John H. Walker*	Director
John H. Walker

*By: /s/ Nora E. Lafreniere
Executive Vice President and General Counsel, as Attorney-in-fact

Date: February 5, 2026