Form 10-Q
period 2026-03-31
Otis Worldwide Corp
filed 2026-04-23
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 15, 2026 there were 383,716,076 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2026

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2026	2025
Net sales:
Product sales	$1,149	$1,163
Service sales	2,417	2,187
	3,566	3,350
Costs and expenses:
Cost of products sold	958	976
Cost of services sold	1,526	1,373
Research and development	38	37
Selling, general and administrative	510	464
	3,032	2,850
Other income (expense), net	5	(89)
Operating profit	539	411
Non-service pension cost (benefit)	—	—
Interest expense (income), net	59	45
Net income before income taxes	480	366
Income tax expense (benefit)	127	110
Net income	353	256
Less: Noncontrolling interest in subsidiaries' earnings	13	13
Net income attributable to Otis Worldwide Corporation	$340	$243

Earnings per share (Note 2):
Basic	$0.88	$0.61
Diluted	$0.87	$0.61

Weighted average number of shares outstanding:
Basic shares	388.1	396.6
Diluted shares	389.6	399.1

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Net income	$353	$256
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	52	(123)
Pension and postretirement benefit plan adjustments	—	1
Change in unrealized cash flow hedging	2	—
Other comprehensive income (loss), net of tax	54	(122)
Comprehensive income (loss), net of tax	407	134
Less: Comprehensive (income) loss attributable to noncontrolling interest	(13)	(17)
Comprehensive income attributable to Otis Worldwide Corporation	$394	$117

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$834	$1,096
Accounts receivable (net of allowance for expected credit losses of $125 and $125)	3,920	3,688
Contract assets	751	699
Inventories	669	613
Other current assets	290	405
Total Current Assets	6,464	6,501
Future income tax benefits	400	407
Fixed assets (net of accumulated depreciation of $1,276 and $1,261)	744	743
Operating lease right-of-use assets	552	554
Intangible assets, net	333	343
Goodwill	1,682	1,695
Other assets	367	410
Total Assets	$10,542	$10,653
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$939	$1,056
Accounts payable	1,975	2,142
Accrued liabilities	1,710	1,847
Contract liabilities	3,100	2,611
Total Current Liabilities	7,724	7,656
Long-term debt	6,879	6,900
Future pension and postretirement benefit obligations	416	419
Operating lease liabilities	400	397
Future income tax obligations	225	223
Other long-term liabilities	333	329
Total Liabilities	15,977	15,924
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	74	75
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	332	333
Treasury Stock	(4,601)	(4,198)
Accumulated deficit	(378)	(440)
Accumulated other comprehensive income (loss)	(1,033)	(1,087)
Total Shareholders' Equity (Deficit)	(5,680)	(5,392)
Noncontrolling interest	171	46
Total Equity (Deficit)	(5,509)	(5,346)
Total Liabilities and Equity (Deficit)	$10,542	$10,653

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Quarter Ended March 31, 2026
Balance as of December 31, 2025	$333	$(4,198)	$(440)	$(1,087)	$(5,392)	$46	$(5,346)	$75
Net income	—	—	340	—	340	13	353	—
Other comprehensive income (loss), net of tax	—	—	—	54	54	1	55	(1)
Stock-based compensation and Common Stock issued under employee plans	8	—	—	—	8	—	8	—
Cash dividends declared ($0.42 per common share)	—	—	(163)	—	(163)	—	(163)	—
Repurchase of Common Shares	—	(403)	—	—	(403)	—	(403)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(3)	(3)	—
Acquisitions, disposals and other changes	(9)	—	(1)	—	(10)	—	(10)	—
Noncontrolling interest adjustment (Note 1)	—	—	(114)	—	(114)	114	—	—
Balance as of March 31, 2026	$332	$(4,601)	$(378)	$(1,033)	$(5,680)	$171	$(5,509)	$74

Quarter Ended March 31, 2025
Balance as of December 31, 2024	$265	$(3,390)	$(978)	$(745)	$(4,848)	$63	$(4,785)	$57
Net income	—	—	243	—	243	13	256	—
Other comprehensive income (loss), net of tax	—	—	—	(126)	(126)	2	(124)	2
Stock-based compensation and Common Stock issued under employee plans	13	—	—	—	13	—	13	—
Cash dividends declared ($0.39 per common share)	—	—	(155)	—	(155)	—	(155)	—
Repurchase of Common Shares	—	(256)	—	—	(256)	—	(256)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(2)	(2)	—
Acquisitions, disposals and other changes	—	—	1	—	1	(1)	—	3
Balance as of March 31, 2025	$278	$(3,646)	$(889)	$(871)	$(5,128)	$75	$(5,053)	$62

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Operating Activities:
Net income	$353	$256
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	41	42
Deferred income tax expense (benefit)	4	—
Stock compensation cost	19	21
Change in operating assets and liabilities:
Accounts receivable, net	(229)	(104)
Contract assets and liabilities, current	432	260
Inventories	(58)	(18)
Other current assets	137	(2)
Accounts payable	(176)	(281)
Accrued liabilities	(117)	12
Pension contributions	(11)	(18)
Other operating activities, net	18	22
Net cash flows provided by (used in) operating activities	413	190
Investing Activities:
Capital expenditures	(33)	(34)
Acquisitions of businesses and intangible assets, net of cash (Note 5)	(3)	(36)
Receipts (payments) on settlements of derivative contracts	49	(93)
Other investing activities, net	2	2
Net cash flows provided by (used in) investing activities	15	(161)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	29	(11)
Repayment of long-term debt	(135)	—
Dividends paid on Common Stock	(163)	(155)
Repurchases of Common Stock	(400)	(253)
Acquisition of noncontrolling interest shares	(10)	—
Dividends paid to noncontrolling interest	(3)	(2)
Other financing activities, net	(12)	(7)
Net cash flows provided by (used in) financing activities	(694)	(428)
Effect of exchange rate changes on cash and cash equivalents	5	7
Net increase (decrease) in cash, cash equivalents and restricted cash	(261)	(392)
Cash, cash equivalents and restricted cash, beginning of year	1,105	2,321
Cash, cash equivalents and restricted cash, end of period	844	1,929
Less: Restricted cash	10	11
Cash and cash equivalents, end of period	$834	$1,918
See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of March 31, 2026 and for the quarters ended March 31, 2026 and 2025 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2025 ("2025 Form 10-K" or "Form 10-K").

Unless the context otherwise requires, references to "Otis," "we," "us," "our" and "the Company" refer to Otis Worldwide Corporation and its subsidiaries.

There have been no changes to the Company's significant accounting policies described in the Company's 2025 Form 10-K that have a material impact on the Company's Condensed Consolidated Financial Statements and the related notes.

Noncontrolling Interest Adjustment. In the quarter ended March 31, 2026, the Company recorded an out of period adjustment to correct an immaterial error within Equity, recognizing $114 million in Noncontrolling interest and Accumulated deficit resulting from previous step acquisitions. This misstatement did not have an impact on previous results of operations or cash flows.

Use of Estimates. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including geopolitical conflicts, inflationary pressures, higher interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries, as of March 31, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2026 and for the quarters ended March 31, 2026 and 2025 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

New import tariffs implemented in 2025 and 2026 by the U.S. and other countries, as currently in effect, could have a material impact on our results in 2026 and future years. The impact of tariffs is dependent upon negotiations with customers and suppliers, potential refunds of previously paid tariffs, and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the conflicts in the Middle East, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of March 31, 2026 and for the quarters ended March 31, 2026 and 2025 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

German Tax Litigation. In August 2024, we received a favorable ruling regarding a tax litigation in Germany. The Company began receiving refunds during 2025 and anticipates the refund process to continue through 2026. As a result, our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 include an income tax receivable of approximately $40 million and $75 million, respectively, and an interest receivable of approximately $15 million and $65 million, respectively.

Pursuant to the Tax Matters Agreement ("TMA") with United Technologies Corporation ("UTC"), our former parent, subsequently renamed RTX Corporation ("RTX"), and based on the facts and contractual provisions, additional information received from RTX and indemnity payments during 2025, the Company estimated the amount payable to RTX as a result of the outcome of the German tax litigation to be $56 million as of December 31, 2025. Based on indemnity payments made to RTX and adjustments to the indemnity payable in the quarter ended March 31, 2026, the Company now estimates the remaining amount payable to RTX to be $55 million. The adjustments to the indemnity payable resulted in indemnification expense of $5 million and $52 million for the quarters ended March 31, 2026 and 2025, respectively. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2026 and 2025, respectively. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 10, "Income Taxes" and Note 15, "Contingent Liabilities" for additional information.

Supplier Finance Programs. Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original due dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $642 million and $831 million as of March 31, 2026 and December 31, 2025, respectively, including $104 million and $80 million as of March 31, 2026 and December 31, 2025, respectively, related to programs with payment terms of 240 days from the invoice date. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 2: Earnings per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2026	2025
Net income attributable to common shareholders	$340	$243

Basic weighted average number of shares outstanding	388.1	396.6
Stock awards and equity units (share equivalent)	1.5	2.5
Diluted weighted average number of shares outstanding	389.6	399.1

Earnings Per Share of Common Stock:
Basic	$0.88	$0.61
Diluted	$0.87	$0.61

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of Otis' common stock ("Common Stock") is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. Lastly, the computations of diluted earnings per share include outstanding awards granted prior to the separation and distribution ("Separation") of each of Otis and Carrier Global Corporation from UTC, our former parent, subsequently renamed RTX Corporation, and converted upon the Separation, in accordance with the Employee Matters Agreement, dated as of April 2, 2020, by and among UTC, Otis and Carrier Global Corporation. There were 0.9 million of anti-dilutive stock awards excluded from the computation for the quarter ended March 31, 2026, compared to 0.5 million for the same period in 2025.

The impact of redeemable noncontrolling interest to Net income attributable to common shareholders was immaterial in the quarters ended March 31, 2026 and 2025.

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

Total Contract assets and Contract liabilities as of March 31, 2026 and December 31, 2025 are as follows:

(dollars in millions)	March 31, 2026	December 31, 2025
Contract assets, current	$751	$699
Total contract assets	751	699

Contract liabilities, current	(3,100)	(2,611)
Contract liabilities, non-current (included within Other long-term liabilities)	(30)	(29)
Total contract liabilities	(3,130)	(2,640)
Net contract liabilities	$(2,379)	$(1,941)

Contract assets increased by $52 million during the quarter ended March 31, 2026, as a result of the progression of current contracts and timing of billing on customer contracts. Contract liabilities increased by $490 million during the quarter ended March 31, 2026 primarily due to billings on contracts in excess of revenue earned.

In the quarters ended March 31, 2026 and 2025, we recognized revenue of approximately $1.0 billion in each period related to contract liabilities as of January 1, 2026 and 2025.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2026, our total RPO was approximately $19.8 billion. Of the total RPO as of March 31, 2026, we expect approximately 75% will be recognized as sales over the following 24 months.

Note 4: Inventories

Inventories consisted of the following as of March 31, 2026 and December 31, 2025:

(dollars in millions)	March 31, 2026	December 31, 2025
Raw materials and work-in-process	$143	$139
Finished goods	526	474
Total	$669	$613

Raw materials, work-in-process and finished goods are net of valuation write-downs of $78 million and $84 million as of March 31, 2026 and December 31, 2025, respectively.

Note 5: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $3 million and $36 million in the quarters ended March 31, 2026 and 2025, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

Goodwill. Changes in our Goodwill balance during the quarter ended March 31, 2026 were as follows:

(dollars in millions)	Balance as of December 31, 2025	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2026
New Equipment	$294	$—	$(3)	$291
Service	1,401	3	(13)	1,391
Total	$1,695	$3	$(16)	$1,682

Intangible Assets. Intangible assets cost and accumulated amortization were $2,215 million and $1,882 million, respectively, as of March 31, 2026, and $2,220 million and $1,877 million, respectively, as of December 31, 2025.

Amortization of intangible assets was $14 million and $15 million for the quarters ended March 31, 2026 and 2025, respectively. Excluding the impact of acquisitions and currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters ended March 31, 2026 and 2025.

Held For Sale Assets and Liabilities. Assets held for sale were $4 million and $5 million as of March 31, 2026 and December 31, 2025, respectively. There were no liabilities held for sale as of March 31, 2026 and December 31, 2025. These balances are included in Other current assets and Accrued liabilities in the Condensed Consolidated Balance Sheets, respectively.

During 2025, we sold one of our non-U.S. subsidiaries, primarily related to the Service segment. The Company recorded an impairment loss of $10 million related to the sale in Other income (expenses), net in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2025.

Note 6: Borrowings and Lines of Credit

Short-term borrowings consisted of the following:

(dollars in millions)	March 31, 2026	December 31, 2025
Commercial paper	$35	$—
Other borrowings	209	215
Total short-term borrowings	$244	$215

Commercial Paper and Other Borrowings. As of March 31, 2026, there was $35 million in borrowings outstanding under the Company's $1.5 billion commercial paper programs, consisting of €30 million of Euro denominated commercial paper. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S. Other borrowings primarily consist of borrowings for the purchase of the outstanding shares of Otis Electric Elevator Company Limited from the non-controlling shareholder in 2025.

Long-term debt. As of March 31, 2026, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, maturing August 8, 2030. As of March 31, 2026, there were no borrowings under the revolving credit agreement.

On March 16, 2026, the Company repaid the Japanese Yen denominated 0.370% notes due in 2026, upon maturity, using cash on hand.

As of March 31, 2026, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt, including the current portion, consisted of the following:

(dollars in millions)	March 31, 2026	December 31, 2025
0.370% notes due 2026 (¥21.5 billion principal value)	$—	$137
0.318% notes due 2026 (€600 million principal value)	695	705
2.293% notes due 2027	500	500
2.875% notes due 2027 (€850 million principal value)	985	999
5.250% notes due 2028	750	750
2.565% notes due 2030	1,500	1,500
5.125% notes due 2031	600	600
0.934% notes due 2031 (€500 million principal value)	580	588
5.131% notes due 2035	500	500
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	6	6
Total principal long-term debt	7,616	7,785
Other (discounts and debt issuance costs)	(42)	(44)
Total long-term debt	7,574	7,741
Less: current portion	695	841
Long-term debt, net of current portion	$6,879	$6,900

We may redeem any series of notes at our option pursuant to certain terms.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters ended March 31, 2026 and 2025 reflect the following:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Debt issuance costs amortization	$2	$3
Total interest expense on external debt	58	57

The unamortized debt issuance costs as of March 31, 2026 and December 31, 2025 were $39 million and $41 million, respectively.

The weighted average maturity of our long-term debt as of March 31, 2026 is approximately 6.6 years. The weighted average interest expense rate on our borrowings outstanding as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Short-term commercial paper	2.1%	—%
Total long-term debt	3.0%	3.0%

The weighted average interest expense rate on our borrowings during the quarters ended March 31, 2026 and 2025 was as follows:

	Quarter Ended March 31,
	2026	2025
Short-term commercial paper	3.2%	—%
Total long-term debt	3.0%	2.7%

Note 7: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Defined benefit plans	$11	$18
Defined contribution plans	22	21
Multi-employer pension and postretirement plans	39	39

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Service cost	$9	$8
Interest cost	9	8
Expected return on plan assets	(9)	(9)
Recognized actuarial net loss	—	1
Total net periodic benefit cost	$9	$8

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters ended March 31, 2026 and 2025.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of March 31, 2026, approximately 17 million shares remain available for awards under the Plan.

The Company measures the cost of all share-based awards, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Stock-based compensation expense (Share Based)	$19	$21
Less: future tax benefit	(1)	(2)
Stock-based compensation expense, net of tax	$18	$19

As of March 31, 2026, following our annual equity award grant issuance on February 3, 2026, there was approximately $125 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.9 years.

Note 8: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of March 31, 2026 and December 31, 2025.

Common Stock. There are 2.0 billion shares of $0.01 par value Common Stock authorized. As of March 31, 2026 and December 31, 2025, 439.8 million and 439.4 million shares of Common Stock were issued, respectively, which includes 54.1 million and 49.6 million shares of treasury stock, respectively.

Treasury Stock. As of March 31, 2026, the Company was authorized by the Board of Directors of Otis to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which $900 million was remaining at such time.

During the quarters ended March 31, 2026 and 2025, the Company repurchased 4.5 million and 2.6 million shares, respectively, for $400 million and $253 million, respectively. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets, as well as within financing activities in the Condensed Consolidated Statements of Cash Flows when paid.

The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Note 9: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters ended March 31, 2026 and 2025 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2026
Balance as of December 31, 2025	$(1,053)	$(35)	$1	$(1,087)
Other comprehensive income (loss) before reclassifications, net	52	—	3	55
Amounts reclassified, pre-tax	—	—	(1)	(1)
Tax benefit reclassified	—	—	—	—
Balance as of March 31, 2026	$(1,001)	$(35)	$3	$(1,033)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2025
Balance as of December 31, 2024	$(672)	$(76)	$3	$(745)
Other comprehensive income (loss) before reclassifications, net	(127)	—	(1)	(128)
Amounts reclassified, pre-tax	—	1	1	2
Tax benefit reclassified	—	—	—	—
Balance as of March 31, 2025	$(799)	$(75)	$3	$(871)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 7, "Employee Benefit Plans" for additional information.

Note 10: Income Taxes

The decrease in the effective tax rate for the quarter ended March 31, 2026, is primarily due to the absence of the impact of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX recorded in the quarter ended March 31, 2025.

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

See Note 15, "Contingent Liabilities" for discussion regarding the German tax litigation.

Note 11: Restructuring and Transformation Costs

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

During the quarters ended March 31, 2026 and 2025, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions, as follows:

	Quarter Ended March 31, 2026			Quarter Ended March 31, 2025
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$—	$3	$3	$9	$15	$24
Selling, general and administrative	—	4	4	11	8	19
Total	$—	$7	$7	$20	$23	$43

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

UpLift restructuring actions were approved in the years ended December 31, 2025, 2024 and 2023. These costs are primarily severance related costs. These actions initiated during 2025, 2024 and 2023 were substantially completed as of December 31, 2025. Expected total costs and remaining costs to incur for the actions initiated are approximately $150 million and $18 million, respectively. Following completion of the program, the Company does not expect to incur restructuring or transformation costs of a similar nature. Ongoing costs related to continuous improvement initiatives are expected to be consistent with historical operating expenses.

In the quarter ended March 31, 2025, we incurred $23 million of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. The UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement.

Other Restructuring Actions. The Other restructuring expenses incurred during the quarters ended March 31, 2026 and 2025, were primarily the result of restructuring programs initiated during 2026 and 2025 related to severance and facility exit costs. We are targeting to complete in 2026 the majority of the remaining restructuring actions initiated in the quarter ended March 31, 2026 and the full year 2025, with certain utilization beyond 2026 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $54 million and $11 million, respectively. Expected total and remaining costs are related to approximately 30% to New Equipment and 70% to Service.

Reorganization of Operations in China

In January 2025, we announced the reorganization of our operations in China. Among other aspects, this reorganization resulted in restructuring actions of approximately $30 million. These actions included severance related costs, and these actions were substantially completed as of December 31, 2025. Amounts related to the reorganization of operations in China are included within Other restructuring.

Restructuring Accruals. The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2025	$50	$24	$74
Net restructuring costs	—	7	7
Utilization, foreign exchange and other costs	(10)	(17)	(27)
Restructuring accruals as of March 31, 2026	$40	$14	$54

Note 12: Financial Instruments

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was approximately $5.8 billion and $5.6 billion as of March 31, 2026 and December 31, 2025, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $11 million and $12 million as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2026 and December 31, 2025:

(dollars in millions)	Balance Sheet Classification	March 31, 2026	December 31, 2025
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$6	$4
Foreign exchange contracts	Other assets	3	2
	Total asset derivatives	$9	$6

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(4)	$(3)
Foreign exchange contracts	Other long-term liabilities	(2)	(2)
	Total liability derivatives	$(6)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$18	$11
Commodity contracts	Other current assets	—	1
Foreign exchange contracts	Other assets	4	2
	Total asset derivatives	$22	$14

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(32)	$(25)
Foreign exchange contracts	Other long-term liabilities	(2)	(2)
	Total liability derivatives	$(34)	$(27)

Derivatives designated as Cash flow hedging instruments. The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) for the quarters ended March 31, 2026 and 2025 was immaterial, and is presented in Note 9, "Accumulated Other Comprehensive Income (Loss)".

The pre-tax effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of March 31, 2026 and December 31, 2025 are presented in the table below:

(dollars in millions)	March 31, 2026	December 31, 2025
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$3	$1

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, pre-tax gains of $2 million are expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of March 31, 2026 will mature by December 2030.

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

We have derivative instruments that qualify as net investment hedges against our investments in certain European businesses (notional amount of €160 million) and Asian businesses (notional amount of HK$2.2 billion and ¥16 billion). The net investment hedges are deemed to be effective. The maturity dates of the current derivative instruments designated in net investment hedges range from 2026 to 2027.

During the quarter ended March 31, 2026, we de-designated derivative and non-derivative instruments that qualified as net investment hedges in certain European and Asian businesses with notional amounts of €139 million and ¥21.5 billion respectively. These de-designated instruments were deemed to be effective until de-designation.

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Foreign currency denominated long-term debt	$2	$(6)
Foreign currency forward contracts	7	5
Total	$9	$(1)

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Foreign exchange contracts	$7	$6

The effects of gains (losses) from derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Commodity and foreign exchange contracts	$2	$2

Note 13: Fair Value Measurements

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

As of March 31, 2026, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

Due to their short-term nature, the carrying value approximated fair value for the current portion of the Company’s financial instruments not carried at fair value. The fair value of receivables, including customer financing notes receivable, net, that were issued long-term are based on the discounted values of their related cash flows at interest rates reflecting the attributes of the counterparties, including geographic location. Customer-specific risk, including credit risk, is already considered in the carrying value of those receivables. Our long-term debt, as described in Note 6, "Borrowings and Lines of Credit", is measured at fair value using closing bond prices from active markets.

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$56	$56	$—	$—
Derivative assets	31	—	31	—
Derivative liabilities	(40)	—	(40)	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$55	$55	$—	$—
Derivative assets	20	—	20	—
Derivative liabilities	(32)	—	(32)	—

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$50	$49	$49	$48
Customer financing notes receivable, net	15	12	16	14
Short-term borrowings	(244)	(244)	(214)	(214)
Long-term debt, including current portion (excluding leases and other)	(7,610)	(7,001)	(7,779)	(7,269)
Long-term liabilities, including current portion	(84)	(81)	(84)	(81)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$49	$—	$49	$—
Customer financing notes receivable, net	12	—	12	—
Short-term borrowings	(244)	—	(244)	—
Long-term debt, including current portion (excluding leases and other)	(7,001)	—	(7,001)	—
Long-term liabilities, including current portion	(81)	—	(81)	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$48	$—	$48	$—
Customer financing notes receivable, net	14	—	14	—
Short-term borrowings	(214)	—	(214)	—
Long-term debt, including current portion (excluding leases and other)	(7,269)	—	(7,269)	—
Long-term liabilities, including current portion	(81)	—	(81)	—

Note 14: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amount of service and product guarantees were $9 million and $10 million as of March 31, 2026 and December 31, 2025, respectively.

The Company provides certain financial guarantees to third parties. As of March 31, 2026, Otis has stand-by letters of credit with maximum potential payment totaling $165 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of March 31, 2026, Otis has determined there are no estimated costs probable under these guarantees.

Note 15: Contingent Liabilities

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

Legal Proceedings.

German Tax Litigation

In the third quarter of 2024, Otis prevailed in a German tax litigation case stemming from the 1998 reorganization of the Company's operations in Germany. As a result of winning the case, the Company expects to receive total refunds of prepaid tax, prepaid interest, overpayment interest, and court fees of approximately €309 million net of tax (approximately $358 million) as of March 31, 2026. The Company began receiving refunds during 2025 and anticipates the refund process to continue through 2026.

The recoveries related to this matter are allocated between RTX and the Company pursuant to the terms of the TMA with our former parent, UTC, by way of indemnification payments. The Company has established an indemnity payable to RTX, which is intended to cover RTX’s tax and interest payable to the Internal Revenue Service ("IRS"). Interest on RTX’s liability to the IRS will continue to accrue until RTX's tax liability is paid. The Company and RTX disagree about both the scope of the indemnity payable to RTX and the Company’s liability for interest accruing on amounts already paid to RTX. This dispute will be resolved pursuant to the procedures set forth in the TMA.

(dollars in millions)	March 31, 2026	December 31, 2025
Indemnity Payable (in Accrued liabilities)	$55	$56

This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 1, "General" for additional information on the impacts of the TMA activity to the Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2026.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended March 31, 2026 and December 31, 2025.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $31 million as of March 31, 2026 and December 31, 2025. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $11 million as of March 31, 2026 and December 31, 2025, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $3 million as of March 31, 2026 and December 31, 2025, which is principally included in Other assets on our Condensed Consolidated Balance Sheets.

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

In certain European countries, claims for overcharges on elevators and escalators related to civil cartel cases have been made, which we have accrued for based on our evaluation of the claims. While it is not possible to determine the ultimate disposition of each of these claims and whether they will be resolved consistent with our beliefs, historical settlement experiences of these claims have not been material to the business, financial condition, cash flows or results of operations. However, the future outcome of these cases cannot be determined.

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

Refer to Note 16, "Segment Financial Data" for information about litigation-related settlement costs recognized in the quarter ended March 31, 2025 for certain legal matters that are outside of the ordinary course of business.

Note 16: Segment Financial Data

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

Segment information for the quarters ended March 31, 2026 and 2025 is as follows:

	Quarter Ended March 31, 2026			Quarter Ended March 31, 2025
(dollars in millions)	New Equipment	Service	Total	New Equipment	Service	Total
Net sales	$1,149	$2,417	$3,566	$1,163	$2,187	$3,350
Costs and expenses:
Cost of sales	956	1,525	2,481	962	1,363	2,325
Selling, general and administrative	129	324	453	110	282	392
Other including research and development	26	12	38	25	5	30
Total segment operating profit	$38	$556	594	$66	$537	603
Corporate and Unallocated
General corporate expenses and other			44			43
UpLift restructuring			—			20
Other restructuring			7			23
UpLift transformation costs			—			23
Separation-related adjustments			5			52
Litigation-related settlement costs			—			21
Held for sale impairment			—			10
Other, net			(1)			—
Total company operating profit			539			411
Non-service pension cost (benefit)			—			—
Interest expense (income), net			59			45
Net income before income taxes			$480			$366

Corporate and Unallocated includes adjustments related to the Separation, litigation-related settlement costs, impairment loss related to net assets held for sale, restructuring costs and UpLift transformation costs.

Separation-related adjustments, represent net adjustments of amounts due to and from RTX in accordance with the TMA, including amounts due to RTX related to a favorable ruling received in August 2024 regarding the German tax litigation. These adjustments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarters ended March 31, 2026 and 2025, respectively. See Note 10, "Income Taxes" and Note 15, "Contingent Liabilities" for additional information about the German tax litigation.

Litigation-related settlement costs in the quarter ended March 31, 2025 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and/or unique facts of these matters.

Impairment loss related to net assets held for sale is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2025. See Note 5, "Business Acquisitions, Dispositions, Goodwill and Intangible Assets" for additional information about the held for sale assets and liabilities.

Refer to Note 11, "Restructuring and Transformation Costs" for more information about restructuring and UpLift transformation costs.

Note 17: Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient when developing reasonable and supportable forecasts as part of estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We adopted this ASU on January 1, 2026 and elected to utilize the practical expedient. The adoption of the ASU and the election of the practical expedient did not have a material impact on our Condensed Consolidated Financial Statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. Consistent with the original objective of ASU 2017-12, the objective of this update is to more closely align hedge accounting with the economics of an entity’s risk management activities and better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The amendments in ASU 2025-09 apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard.

Other new accounting pronouncements issued but not effective until after March 31, 2026 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 18: Subsequent Events

In April 2026, we acquired the majority of ownership of a French company, for approximately $170 million funded by cash on hand and commercial paper borrowings. We will account for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. Management is in the process of finalizing the accounting for the acquisition and expects to be complete by the time of filing our Q2 2026 10-Q.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters ended March 31, 2026 and 2025, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 23, 2026, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the "Company") as of March 31, 2026, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the three-month periods ended March 31, 2026 and 2025, including the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 23, 2026

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

The current status of significant factors affecting our business environment in 2026 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.

UpLift

Announced in July 2023, UpLift is a program to transform our operating model. As of December 31, 2025, total restructuring and other incremental costs to complete the transformation ("UpLift transformation costs") were approximately $300 million, including trailing restructuring costs expected in 2026 of $18 million. The Company generated run-rate savings of approximately $200 million.

For further details, refer to the discussion on restructuring costs in the "Results of Operations," as well as Note 11 to the Condensed Consolidated Financial Statements.

German Tax Litigation

In August 2024, we received a favorable ruling regarding a German tax litigation. Pursuant to the Tax Matters Agreement ("TMA") with United Technologies Corporation ("UTC"), our former parent, subsequently renamed RTX Corporation ("RTX"), and based on the facts and contractual provisions, additional information received from RTX and indemnity payments during 2025, the Company estimated the amount payable to RTX as a result of the outcome of the German tax litigation to be $56 million as of December 31, 2025. Based on indemnity payments made to RTX and adjustments to the indemnity payable in the quarter ended March 31, 2026, the Company now estimates the remaining amount payable to RTX to be $55 million, resulting in indemnification expense of $5 million and $52 million for the quarters ended March 31, 2026 and 2025, respectively. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2026 and 2025. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

For further details, refer to Note 10 and Note 15 to the Condensed Consolidated Financial Statements, as well as our Consolidated Financial Statements in the 2025 Form 10-K.

Impact of Global Macroeconomic Conditions on Our Company

Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters ended March 31, 2026 and 2025. These macroeconomic conditions include, among others, geopolitical conflicts, inflationary pressures, high interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2026, as a result of the following, among other things:

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

See the "Liquidity and Financial Condition" section in this Form 10-Q for further detail and Item 1A. "Risk Factors" in our 2025 Form 10-K for macroeconomic risks related to our business.

Risks Associated with Ongoing Conflicts

The ongoing conflicts in the Middle East, as well as between Russia and Ukraine have resulted in worldwide geopolitical and macroeconomic uncertainty, including volatile commodity markets, foreign exchange fluctuations, supply chain disruptions, increased risk of cybersecurity incidents, reputational risk, increased operating costs (including fuel and other input costs), environmental, health and safety risks related to securing and maintaining facilities, additional sanctions and other regulations (including restrictions on the transfer of funds to and from Russia). We do not have operations in Russia or Iran. Additionally, we do not have operations or material net sales in Israel, Gaza or Lebanon.

Although we have operations in the Middle East and transport products through the Middle East, we currently do not expect the recent conflicts in that region to have a material impact on our business.

To the extent possible, we continue to operate our business in Ukraine. We do not have material revenue or operating profit in Ukraine.

We cannot predict how the events described above will evolve. Depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A. "Risk Factors" in our 2025 Form 10-K, including but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the Condensed Consolidated Financial Statements, or are the most sensitive to change due to outside factors, are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in our 2025 Form 10-K. Except as disclosed in Note 17 to our Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Net sales	$3,566	$3,350
Percentage change year-over-year	6%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter ended March 31, 2026 are as follows:

Components of Net sales change:	Quarter Ended March 31, 2026
Organic volume	1%
Foreign currency translation	5%
Acquisitions and divestitures, net and other	—%
Total % change	6%

The Organic volume increase of 1% for the quarter ended March 31, 2026 was driven by an increase of 5% in Service, partially offset by a decrease of (5)% in New Equipment.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Total cost of products and services sold	$2,484	$2,349
Percentage change year-over-year	6%

The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2026 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended March 31, 2026
Organic volume	2%
Foreign currency translation	4%
Acquisitions and divestitures, net and other	—%
Total % change	6%

The Organic volume for total cost of products and services sold increased 2% for the quarter ended March 31, 2026, primarily driven by the organic sales changes noted above and the impacts of higher labor and material costs, partially offset by productivity.

Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Gross margin	$1,082	$1,001
Gross margin percentage	30.3%	29.9%

Gross margin percentage increased 40 basis points for the quarter ended March 31, 2026, when compared to the same period in 2025, due to the increase in Service sales and decrease in New Equipment sales and the benefits from productivity, partially offset by the cost increases described above.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Research and development	$38	$37
Percentage of Net sales	1.1%	1.1%

Research and development was relatively flat for the quarter ended March 31, 2026, when compared to the same period in 2025.

Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Selling, general and administrative	$510	$464
Percentage of Net sales	14.3%	13.9%

Selling, general and administrative expenses increased $46 million for the quarter ended March 31, 2026, when compared to the same period in 2025, driven by annual wage increases, higher costs resulting from organizational initiatives, costs to support ongoing operational execution and the impacts from foreign exchange, partially offset by savings resulting from restructuring actions and lower restructuring costs.

Selling, general and administrative expenses as a percentage of Net sales increased 40 basis points for the quarter ended March 31, 2026, when compared to the same period in 2025.

Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2026	2025
UpLift restructuring	$—	$20
Other restructuring	7	23
Total restructuring costs	$7	$43

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

Transformation costs were $23 million in the quarter ended March 31, 2025, which are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These UpLift transformation costs are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Other restructuring costs were $7 million for the quarter ended March 31, 2026 and included $4 million of costs related to 2026 actions and $3 million of costs related to 2025 actions.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the quarter ended March 31, 2026, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the quarter ended March 31, 2026	$8	$6	$14
Expected cash payments remaining to complete actions announced	58	26	84

The approved UpLift restructuring actions generated approximately $103 million in annual recurring savings at the end of 2025, primarily in Selling, general and administrative expenses, and of which approximately $25 million was realized during the quarter ended March 31, 2026, including $6 million of incremental savings compared to the same period in 2025.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $7 million for the 2026 actions and $38 million for the 2025 actions, of which approximately 25% relates to Cost of products and services sold and 75% relates to Selling, general and administrative expenses. Approximately $9 million of savings was realized for the 2026 and 2025 actions during the quarter ended March 31, 2026.

Reorganization of Operations in China

In January 2025, we announced the reorganization of our operations in China. Among other aspects, this reorganization will result in restructuring actions of approximately $30 million. These actions primarily included severance-related costs, and these actions were substantially completed as of December 31, 2025. Amounts related to the reorganization of operations in China are included within Other restructuring.

For additional discussion of restructuring, see Note 11 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Other income (expense), net	$5	$(89)

The change in Other income (expense), net of $94 million for the quarter ended March 31, 2026 compared to the same period in 2025, was partially driven by lower Separation-related adjustments of $47 million. The change is also impacted by the absence of prior period items including, $23 million of UpLift transformation costs, $21 million of non-recurring litigation-related settlement costs, $10 million of impairment loss related to net assets held for sale, and the gain on sale of fixed assets.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 16 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see Note 11 to the Condensed Consolidated Financial Statements.

Interest Expense (Income), Net

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Interest expense (income), net	$59	$45

The changes in Interest expense (income), net of $14 million for the quarter ended March 31, 2026, compared to the same period in 2025, were primarily driven by lower interest income and higher interest expense related to the $500 million unsecured, unsubordinated debt issued in September 2025, partially offset by lower interest expense related to the repayment of the $1.3 billion unsecured, unsubordinated debt in April 2025.

The average interest rate on our long-term debt for the quarters ended March 31, 2026 and 2025 was 3.0% and 2.7%, respectively. For additional discussion of borrowings, see Note 6 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended March 31,
	2026	2025
Effective tax rate	26.5%	30.1%

The decrease in the effective tax rate for the quarter ended March 31, 2026, compared to the same period in 2025, is primarily due to the absence of the impact of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX recorded in the quarter ended March 31, 2025.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 10 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Noncontrolling interest in subsidiaries' earnings	$13	$13
Net income attributable to Otis Worldwide Corporation	$340	$243

Noncontrolling interest in subsidiaries' earnings was flat for the quarter ended March 31, 2026 compared to the same period in 2025. Other than our acquisition of the noncontrolling shares of Otis Electric Elevator Company Limited during the fourth quarter of 2025, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

Net income attributable to Otis Worldwide Corporation increased for the quarter ended March 31, 2026, compared to the same period in 2025, due to higher operating profit (including the impact of foreign exchange rates) and a lower effective tax rate, partially offset by higher interest expense.

Segment Review

Summary performance for our operating segments, reconciled to total operating profit, for the quarters ended March 31, 2026 and 2025 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2026	2025	2026	2025	2026	2025
New Equipment	$1,149	$1,163	$38	$66	3.3%	5.7%
Service	2,417	2,187	556	537	23.0%	24.6%
Total segment	$3,566	$3,350	594	603	16.7%	18.0%
Corporate and Unallocated
General corporate expenses and other			44	43
UpLift restructuring			—	20
Other restructuring			7	23
UpLift transformation costs			—	23
Separation-related adjustments			5	52
Litigation-related settlement costs			—	21
Held for sale impairment			—	10
Other, net			(1)	—
Consolidated Operating Profit			$539	$411	15.1%	12.3%

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

Summary performance for New Equipment for the quarters ended March 31, 2026 and 2025 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025	Change	Change
Net sales	$1,149	$1,163	$(14)	(1)%
Cost of sales	956	962	(6)	(1)%
	193	201	(8)	(4)%
Operating expenses	155	135	20	15%
Operating profit	$38	$66	$(28)	(42)%
Operating profit margin	3.3%	5.7%

Summary analysis of the Net sales change for New Equipment for the quarter ended March 31, 2026 compared with the same period in 2025 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2026
Organic volume	(5)%
Foreign currency translation	4%
Acquisitions and divestitures, net and other	—%
Total % change	(1)%

Quarter Ended March 31, 2026

Net sales

The organic sales decrease of (5)% was primarily driven by a greater than (20)% decline in China, mid single-digit decline in Asia Pacific and low single-digit decline in Americas, partially offset by low single-digit growth in EMEA.

Operating profit

New Equipment operating profit decreased $(28) million. The impacts of lower volume, unfavorable price, regional and product mix and higher costs resulting from organizational initiatives were partially offset by productivity. Operating margin decreased (240) basis points.

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

Summary performance for Service for the quarters ended March 31, 2026 and 2025 was as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025	Change	Change
Net sales	$2,417	$2,187	$230	11%
Cost of sales	1,525	1,363	162	12%
	892	824	68	8%
Operating expenses	336	287	49	17%
Operating profit	$556	$537	$19	4%
Operating profit margin	23.0%	24.6%

Summary analysis of Service Net sales change for the quarter ended March 31, 2026 compared with the same period in 2025 was as follows:

Components of Net sales change:	Quarter Ended March 31, 2026
Organic volume	5%
Foreign currency translation	5%
Acquisitions and divestitures, net and other	1%
Total % change	11%

Quarter Ended March 31, 2026

Net sales

The organic sales increase of 5% is due to increases in maintenance and repair of 4% and in modernization of 6%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	4%	6%
Foreign currency translation	5%	3%
Acquisitions and divestitures, net and other	2%	1%
Total % change	11%	10%

Operating profit

Service operating profit increased $19 million including foreign exchange tailwinds of $29 million. Higher volume and improved pricing were more than offset by higher costs resulting from organizational initiatives, costs to support ongoing operational execution, higher labor and material costs, and mix. Operating margin decreased (160) basis points.

Corporate and Unallocated

	Quarter Ended March 31,
(dollars in millions)	2026	2025
General corporate expenses and other	$44	$43
UpLift restructuring	—	20
Other restructuring	7	23
UpLift transformation costs	—	23
Separation-related adjustments	5	52
Litigation-related settlement costs	—	21
Held for sale impairment	—	10
Other, net	(1)	—
Total Corporate and Unallocated	$55	$192

General corporate expenses and other was relatively flat for the quarter ended March 31, 2026 compared to the same period in 2025.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 16 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see Note 11 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

We expect to fund our ongoing operating, investing and financing requirements mainly through cash flows from operations, available liquidity through cash on hand, available bank lines of credit and access to capital markets.

As of March 31, 2026, we had cash and cash equivalents of $834 million, of which approximately 83% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of March 31, 2026 and December 31, 2025, the amount of such restricted cash was $10 million and $9 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of March 31, 2026 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$834	$1,096
Total debt	7,818	7,956
Net debt (total debt less cash and cash equivalents)	6,984	6,860
Total equity	(5,509)	(5,346)
Total capitalization (total debt plus total equity)	2,309	2,610
Net capitalization (total debt plus total equity less cash and cash equivalents)	1,475	1,514

Total debt to total capitalization	339%	305%
Net debt to net capitalization	473%	453%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

As of March 31, 2026, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of March 31, 2026, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

As of March 31, 2026, there was $35 million in borrowings outstanding under the Company's $1.5 billion commercial paper program, consisting of €30 million of Euro denominated commercial paper. For additional discussion of borrowings, see Note 6 to the Condensed Consolidated Financial Statements.

On March 16, 2026, the Company repaid the Japanese Yen denominated 0.370% notes due in 2026, upon maturity, using cash on hand.

Share Repurchase Program

On January 16, 2025, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $900 million was remaining as of March 31, 2026.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Net cash flows provided by (used in):
Operating activities	$413	$190
Investing activities	15	(161)
Financing activities	(694)	(428)
Effect of exchange rate changes on cash and cash equivalents	5	7
Net increase (decrease) in cash and cash equivalents and restricted cash	$(261)	$(392)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year increase in net cash provided by operating activities was primarily driven by working capital balances during the periods, including a larger inflow in Contract assets and liabilities, current, in the quarter ended March 31, 2026 compared to the same period in 2025, due to the timing of billings on contracts compared to the progression on current contracts, a decrease in Other current assets in the quarter ended March 31, 2026 compared to an increase in the same period in 2025, due to the refunds received in 2026 from the German tax litigation, and a smaller decrease in Accounts payable in the quarter ended March 31, 2026 compared to the same period in 2025, due to the timing of payments to suppliers, partially offset by a decrease in Accrued Liabilities in the quarter ended March 31, 2026 compared to an increase in the same period in 2025, due to payments on the indemnity obligation to RTX and restructuring liabilities, and a larger increase in Accounts receivable, net, in the quarter ended March 31, 2026 compared to the same period in 2025, due to timing of billings and collections. Additionally, UpLift-related net payments were approximately $12 million in the quarter ended March 31, 2026, compared to $30 million in the quarter ended March 31, 2025. Separation-related payments were approximately $6 million in the quarter ended March 31, 2026. There were no Separation-related payments in the quarter ended March 31, 2025.

During the quarter ended March 31, 2026, net cash provided by operating activities was $413 million. The primary drivers of the inflow related to $353 million of net income, changes in Contract assets and liabilities, net, due to the timing of billings on contracts compared to the progression on current contracts, and a decrease in Other current assets due to refunds received in 2026 from the German tax litigation were partially offset by an increase in Accounts receivable, net, due to the timing of billings and collections, a decrease in Accounts payable due to timing of payments to suppliers and a decrease in Accrued liabilities due to timing of payments, including employee-related benefits, interest and income taxes. For additional discussion of the German tax litigation, see Note 1 and Note 15 to the Condensed Consolidated Financial Statements.

During the quarter ended March 31, 2025, net cash provided by operating activities was $190 million. Net income of $256 million includes $52 million of indemnification expense resulting from the outcome of the German tax litigation, $21 million of litigation-related settlement costs and $10 million of impairment loss related to net assets held for sale, none of which resulted in cash flow activity during the quarter ended March 31, 2025. Net income and the change in Contract assets and liabilities, net, due to timing of billings on contracts compared to the progression on current contracts, were also partially offset by a decrease in Accounts payable due to the timing of payments to suppliers and an increase in Accounts receivable, net, due to the timing of billings and collections. For additional discussions of the German tax litigation, see Note 1 and Note 15 to the Condensed Consolidated Financial Statements.

Investing activities

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets, including capital expenditures, investments in businesses and securities, proceeds from the sale of fixed assets and the settlement of derivative contracts.

During the quarter ended March 31, 2026, net cash provided by investing activities was $15 million. The primary driver of the inflow related to $49 million of net cash receipts from the settlement of derivative instruments, which was partially offset by $33 million of capital expenditures.

During the quarter ended March 31, 2025, net cash used in investing activities was $161 million. The primary drivers of the outflow related to $34 million of capital expenditures, $36 million of acquisitions of businesses and intangible assets and $93 million of net cash payments from the settlement of derivative instruments.

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use derivative instruments, including forward contracts and options to manage certain foreign currency and commodity price exposures.

Financing activities

Cash flows from financing activities primarily represent inflows and outflows associated with equity and borrowings. Primary activities include short-term and long-term borrowing activity, paying dividends to shareholders, the repurchase of our Common Stock and dividends or other payments to noncontrolling interests.

During the quarter ended March 31, 2026, net cash used in financing activities was $694 million. The primary drivers of the outflow were repurchases of our Common Stock of $400 million, dividends paid on our Common Stock of $163 million and repayments of long-term debt of $135 million. These were partially offset by the net proceeds from short-term borrowings of $29 million.

During the quarter ended March 31, 2025, net cash used in financing activities was $428 million. The primary drivers of the outflow were repurchases of our Common Stock of $253 million and dividends paid on our Common Stock of $155 million.

Guaranteed Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, with respect to the 2026 Euro Notes, the 2027 Euro Notes and the 2031 Euro Notes (together the "Euro Notes"), in each case issued by Highland Holdings S.à r.l. ("Highland"), a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg ("Luxembourg"). The Euro Notes are fully and unconditionally guaranteed by Otis Worldwide Corporation ("OWC") on an unsecured, unsubordinated basis. Refer to "Note 8: Borrowings and Lines of Credit" in Item 8 in our 2025 Form 10-K, for additional information.

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

The following tables set forth the summarized financial information as of and for the quarter ended March 31, 2026 and as of December 31, 2025 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Quarter Ended March 31, 2026
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	(1)
Income from consolidated subsidiaries	—
Income (loss) from operations excluding income from consolidated subsidiaries	(3)
Net income (loss) excluding income from consolidated subsidiaries	(44)

(dollars in millions)	March 31, 2026	December 31, 2025
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	171	188
Noncurrent assets (investments in consolidated subsidiaries)	1,031	1,031
Noncurrent assets (excluding investments in consolidated subsidiaries)	37	39
Current liabilities (intercompany payables to non-guarantor subsidiaries)	8,228	7,508
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	210	333
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	5,398	5,412

(dollars in millions)	Quarter Ended March 31, 2026
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income from consolidated subsidiaries	—
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(63)

(dollars in millions)	March 31, 2026	December 31, 2025
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	464	470
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	370	20
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	707	708
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	4,168	4,174
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,557	1,577

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of March 31, 2026, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 6, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter ended March 31, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the effect of changes in political conditions in the U.S. and in other countries in which Otis and its businesses operate, including tensions between the U.S. and China and geopolitical conflicts, including the ongoing conflicts and instability in the Middle East and the conflict between Russia and Ukraine on general market conditions, commodity costs, global trade policies and related sanctions, export controls and tariffs, and currency exchange rates in the near term and beyond;
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

These and other factors are more fully discussed in the "Notes to Condensed Consolidated Financial Statements" under the headings "Note 1: General" and "Note 15: Contingent Liabilities" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in our 2025 Form 10-K under the headings "Item 1. Business," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" under the headings "Note 1: Business Overview" and "Note 20: Contingent Liabilities" and elsewhere in each of these filings. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion regarding material legal proceedings, see "Note 15: Contingent Liabilities" to the Condensed Consolidated Financial Statements.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Item 3 "Legal Proceedings" in our 2025 Form 10-K.

Item 1A. Risk Factors

Additional information regarding risk factors can be found under "Recent Developments" in the "Business Overview" and "Cautionary Note Concerning Factors That May Affect Future Results" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Except as otherwise noted above, there have been no material changes in the Company's risk factors from those disclosed in Item 1A "Risk Factors," in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2026	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	1,296	$88.74	1,296	$1,185
February 1 - February 28	1,862	90.11	1,862	$1,017
March 1 - March 31	1,361	86.17	1,361	$900
Total	4,519	$88.53	4,519

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On January 16, 2025, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock. As of March 31, 2026, the maximum dollar value of shares that may yet be purchased under this current program was approximately $900 million.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Offer Letter, dated January 14, 2026, between Enrique Miñarro Viseras and Otis Worldwide Corporation, incorporated by reference to Exhibit 10.1 of Otis' Current Report on Form 8-K (Commission File No. 001-39221) filed with the SEC on January 20, 2026.

10.2	Indefinite Term Employment Contract for Thibault Lefebure, effective September 1, 2024.*

10.3	Amendment to the Indefinite Term Employment Contract for Thibault Lefebure, effective January 16, 2026.*

10.4	Corporate Mandate Letter Managing Director Otis SCS for Thibault Lefebure, effective January 16, 2026.*

10.5	Offer Letter between Otis Worldwide Corporation and Thibault Lefebure, dated January 16, 2026.*

10.6	Employment Contract for Nicolas Lopez, effective May 1, 2016.*

10.7	Offer Letter between Otis Worldwide Corporation and Nicolas Lopez, dated January 16, 2026.*

10.8	Letter of Assignment for Nicolas Lopez, effective August 1, 2021.*

10.9	Extension of Letter of Assignment for Nicolas Lopez, effective April 25, 2025.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2026 and 2025, (iii) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Changes in Equity for the quarters ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2026 and 2025 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	April 23, 2026	by:	/s/ Cristina Méndez
Cristina Méndez
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 23, 2026	by:	/s/ Michael P. Ryan
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)