Form 10-Q
period 2026-06-30
Otis Worldwide Corp
filed 2026-07-23
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 15, 2026 there were 380,669,339 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2026	2025
Net sales:
Product sales	$1,279	$1,276
Service sales	2,580	2,319
	3,859	3,595
Costs and expenses:
Cost of products sold	1,081	1,066
Cost of services sold	1,642	1,440
Research and development	39	38
Selling, general and administrative	520	499
	3,282	3,043
Other income (expense), net	(2)	(5)
Operating profit	575	547
Non-service pension cost (benefit)	2	—
Interest expense (income), net	26	26
Net income before income taxes	547	521
Income tax expense (benefit)	98	98
Net income	449	423
Less: Noncontrolling interest in subsidiaries' earnings	21	30
Net income attributable to Otis Worldwide Corporation	$428	$393

Earnings per share (Note 2):
Basic	$1.12	$1.00
Diluted	$1.12	$0.99

Weighted average number of shares outstanding:
Basic shares	382.6	393.7
Diluted shares	383.5	395.8

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2026	2025
Net sales:
Product sales	$2,428	$2,439
Service sales	4,997	4,506
	7,425	6,945
Costs and expenses:
Cost of products sold	2,039	2,042
Cost of services sold	3,168	2,813
Research and development	77	75
Selling, general and administrative	1,030	963
	6,314	5,893
Other income (expense), net	3	(94)
Operating profit	1,114	958
Non-service pension cost (benefit)	2	—
Interest expense (income), net	85	71
Net income before income taxes	1,027	887
Income tax expense (benefit)	225	208
Net income	802	679
Less: Noncontrolling interest in subsidiaries' earnings	34	43
Net income attributable to Otis Worldwide Corporation	$768	$636

Earnings per share (Note 2):
Basic	$1.99	$1.61
Diluted	$1.99	$1.60

Weighted average number of shares outstanding:
Basic shares	385.2	395.1
Diluted shares	386.4	397.3

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$449	$423	$802	$679
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	48	(170)	100	(293)
Pension and postretirement benefit plan adjustments	—	—	—	1
Change in unrealized cash flow hedging	4	(7)	6	(7)
Other comprehensive income (loss), net of tax	52	(177)	106	(299)
Comprehensive income (loss), net of tax	501	246	908	380
Less: Comprehensive (income) loss attributable to noncontrolling interest	(19)	(38)	(32)	(55)
Comprehensive income attributable to Otis Worldwide Corporation	$482	$208	$876	$325

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$813	$1,096
Accounts receivable (net of allowance for expected credit losses of $129 and $125)	3,985	3,688
Contract assets	824	699
Inventories	686	613
Other current assets	531	405
Total Current Assets	6,839	6,501
Future income tax benefits	426	407
Fixed assets (net of accumulated depreciation of $1,291 and $1,261)	755	743
Operating lease right-of-use assets	580	554
Intangible assets, net	387	343
Goodwill	1,794	1,695
Other assets	375	410
Total Assets	$11,156	$10,653
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$1,390	$1,056
Accounts payable	2,099	2,142
Accrued liabilities	1,713	1,847
Contract liabilities	3,023	2,611
Total Current Liabilities	8,225	7,656
Long-term debt	7,046	6,900
Future pension and postretirement benefit obligations	411	419
Operating lease liabilities	410	397
Future income tax obligations	196	223
Other long-term liabilities	322	329
Total Liabilities	16,610	15,924
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	106	75
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	353	333
Treasury Stock	(5,005)	(4,198)
Accumulated deficit	(117)	(440)
Accumulated other comprehensive income (loss)	(979)	(1,087)
Total Shareholders' Equity (Deficit)	(5,748)	(5,392)
Noncontrolling interest	188	46
Total Equity (Deficit)	(5,560)	(5,346)
Total Liabilities and Equity (Deficit)	$11,156	$10,653

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Quarter Ended June 30, 2026
Balance as of March 31, 2026	$332	$(4,601)	$(378)	$(1,033)	$(5,680)	$171	$(5,509)	$74
Net income	—	—	428	—	428	21	449	—
Other comprehensive income (loss), net of tax	—	—	—	54	54	(1)	53	(1)
Stock-based compensation and Common Stock issued under employee plans	20	—	(1)	—	19	—	19	—
Cash dividends declared ($0.44 per common share)	—	—	(167)	—	(167)	—	(167)	—
Repurchase of Common Shares	—	(404)	—	—	(404)	—	(404)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(4)	(4)	(1)
Acquisitions, disposals and other changes	1	—	1	—	2	1	3	34
Balance as of June 30, 2026	$353	$(5,005)	$(117)	$(979)	$(5,748)	$188	$(5,560)	$106

Quarter Ended June 30, 2025
Balance as of March 31, 2025	$278	$(3,646)	$(889)	$(871)	$(5,128)	$75	$(5,053)	$62
Net income	—	—	393	—	393	30	423	—
Other comprehensive income (loss), net of tax	—	—	—	(185)	(185)	4	(181)	4
Stock-based compensation and Common Stock issued under employee plans	22	—	(3)	—	19	—	19	—
Cash dividends declared ($0.42 per common share)	—	—	(164)	—	(164)	—	(164)	—
Repurchase of Common Shares	—	(302)	—	—	(302)	—	(302)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(13)	(13)	—
Acquisitions, disposals and other changes	—	—	—	—	—	1	1	—
Balance as of June 30, 2025	$300	$(3,948)	$(663)	$(1,056)	$(5,367)	$97	$(5,270)	$66

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Six Months Ended June 30, 2026
Balance as of December 31, 2025	$333	$(4,198)	$(440)	$(1,087)	$(5,392)	$46	$(5,346)	$75
Net income	—	—	768	—	768	34	802	—
Other comprehensive income (loss), net of tax	—	—	—	108	108	—	108	(2)
Stock-based compensation and Common Stock issued under employee plans	28	—	(1)	—	27	—	27	—
Cash dividends declared ($0.86 per common share)	—	—	(330)	—	(330)	—	(330)	—
Repurchase of Common Shares	—	(807)	—	—	(807)	—	(807)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(7)	(7)	(1)
Acquisitions, disposals and other changes	(8)	—	—	—	(8)	1	(7)	34
Noncontrolling interest adjustment (Note 1)	—	—	(114)	—	(114)	114	—	—
Balance as of June 30, 2026	$353	$(5,005)	$(117)	$(979)	$(5,748)	$188	$(5,560)	$106

Six Months Ended June 30, 2025
Balance as of December 31, 2024	$265	$(3,390)	$(978)	$(745)	$(4,848)	$63	$(4,785)	$57
Net income	—	—	636	—	636	43	679	—
Other comprehensive income (loss), net of tax	—	—	—	(311)	(311)	6	(305)	6
Stock-based compensation and Common Stock issued under employee plans	35	—	(2)	—	33	—	33	—
Cash dividends declared ($0.81 per common share)	—	—	(319)	—	(319)	—	(319)	—
Repurchase of Common Shares	—	(558)	—	—	(558)	—	(558)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(15)	(15)	—
Acquisitions, disposals and other changes	—	—	—	—	—	—	—	3
Balance as of June 30, 2025	$300	$(3,948)	$(663)	$(1,056)	$(5,367)	$97	$(5,270)	$66

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Operating Activities:
Net income	$802	$679
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	83	86
Deferred income tax expense (benefit)	(38)	(74)
Stock compensation cost	39	44
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(300)	(146)
Contract assets and liabilities, current	284	70
Inventories	(79)	(15)
Other current assets	67	10
Accounts payable	(48)	(212)
Accrued liabilities	(68)	23
Pension contributions	(21)	(27)
Other operating activities, net	(41)	(33)
Net cash flows provided by (used in) operating activities	680	405
Investing Activities:
Capital expenditures	(77)	(70)
Acquisitions of businesses and intangible assets, net of cash (Note 5)	(193)	(82)
Net proceeds from the sale of fixed assets	—	34
Purchase of short-term investments	(84)	—
Receipts (payments) on settlements of derivative contracts	35	(200)
Other investing activities, net	3	(2)
Net cash flows provided by (used in) investing activities	(316)	(320)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(33)	473
Proceeds from issuance of long-term debt	700	—
Payment of debt issuance costs	(5)	—
Repayment of long-term debt	(135)	(1,300)
Dividends paid on Common Stock	(330)	(319)
Repurchases of Common Stock	(807)	(561)
Acquisition of noncontrolling interest shares	(10)	—
Dividends paid to noncontrolling interest	(7)	(5)
Other financing activities, net	6	(10)
Net cash flows provided by (used in) financing activities	(621)	(1,722)
Effect of exchange rate changes on cash and cash equivalents	1	19
Net increase (decrease) in cash, cash equivalents and restricted cash	(256)	(1,618)
Cash, cash equivalents and restricted cash, beginning of year	1,105	2,321
Cash, cash equivalents and restricted cash, end of period	849	703
Less: Restricted cash	36	15
Cash and cash equivalents, end of period	$813	$688
See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of June 30, 2026 and for the quarters and six months ended June 30, 2026 and 2025 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2025 ("2025 Form 10-K" or "Form 10-K").

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including geopolitical conflicts, inflationary pressures, higher interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries, as of June 30, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of June 30, 2026 and for the quarters and six months ended June 30, 2026 and 2025 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

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

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the conflicts in the Middle East, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of June 30, 2026 and for the quarters and six months ended June 30, 2026 and 2025 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

German Tax Litigation. In August 2024, we received a favorable ruling regarding a tax litigation in Germany. The Company began receiving refunds during 2025 and anticipates the refund process to continue through 2026. As a result, our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 include an income tax receivable of approximately $35 million and $75 million, respectively, and an interest receivable of approximately $20 million and $65 million, respectively.

Pursuant to the Tax Matters Agreement ("TMA") with United Technologies Corporation ("UTC"), our former parent, subsequently renamed RTX Corporation ("RTX"), and based on the facts and contractual provisions, additional information received from RTX and indemnity payments during 2025, the Company estimated the amount payable to RTX as a result of the outcome of the German tax litigation to be $56 million as of December 31, 2025. Based on indemnity payments made to RTX and adjustments to the indemnity payable in the six months ended June 30, 2026, the Company now estimates the remaining amount payable to RTX to be $55 million. The adjustments to the indemnity payable resulted in indemnification expense of $5 million for the six months ended June 30, 2026, compared to $6 million and $58 million for the quarter and six months ended June 30, 2025, respectively. There was no indemnification expense in the quarter ended June 30, 2026. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2026 and 2025, respectively. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 10, "Income Taxes" and Note 15, "Contingent Liabilities" for additional information.

Supplier Finance Programs. Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original due dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $716 million and $831 million as of June 30, 2026 and December 31, 2025, respectively, including $98 million and $80 million as of June 30, 2026 and December 31, 2025, respectively, related to programs with payment terms of 240 days from the invoice date. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities in the Condensed Consolidated Statements of Cash Flows.

Noncontrolling Interest Adjustment. In the quarter ended March 31, 2026, the Company recorded an out of period adjustment to correct an immaterial error within Equity, recognizing $114 million in Noncontrolling interest and Accumulated deficit resulting from previous step acquisitions. This misstatement did not have an impact on previous results of operations or cash flows.

Note 2: Earnings per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2026	2025	2026	2025
Net income attributable to common shareholders	$428	$393	$768	$636

Basic weighted average number of shares outstanding	382.6	393.7	385.2	395.1
Stock awards and equity units (share equivalent)	0.9	2.1	1.2	2.2
Diluted weighted average number of shares outstanding	383.5	395.8	386.4	397.3

Earnings Per Share of Common Stock:
Basic	$1.12	$1.00	$1.99	$1.61
Diluted	$1.12	$0.99	$1.99	$1.60

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of Otis' common stock ("Common Stock") is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. Lastly, the computations of diluted earnings per share include outstanding awards granted prior to the separation and distribution ("Separation") of each of Otis and Carrier Global Corporation from UTC, our former parent, subsequently renamed RTX Corporation, and converted upon the Separation, in accordance with the Employee Matters Agreement, dated as of April 2, 2020, by and among UTC, Otis and Carrier Global Corporation. There were 3.2 million and 1.0 million of anti-dilutive stock awards excluded from the computation for the quarter and six months ended June 30, 2026, respectively, compared to 0.5 million for the same periods in 2025.

The impact of redeemable noncontrolling interest to Net income attributable to common shareholders was immaterial in the quarters and six months ended June 30, 2026 and 2025.

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

Total Contract assets and Contract liabilities as of June 30, 2026 and December 31, 2025 are as follows:

(dollars in millions)	June 30, 2026	December 31, 2025
Contract assets, current	$824	$699
Total contract assets	824	699

Contract liabilities, current	(3,023)	(2,611)
Contract liabilities, non-current (included within Other long-term liabilities)	(26)	(29)
Total contract liabilities	(3,049)	(2,640)
Net contract liabilities	$(2,225)	$(1,941)

Contract assets increased by $125 million during the six months ended June 30, 2026, as a result of the progression and timing of billing on customer contracts. Contract liabilities increased by $409 million during the six months ended June 30, 2026 primarily due to the timing of billings on customer contracts in excess of revenue earned.

In the six months ended June 30, 2026 and 2025, we recognized revenue of approximately $1.7 billion and $1.6 billion related to contract liabilities as of January 1, 2026 and 2025, respectively.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of June 30, 2026, our total RPO was approximately $19.7 billion. Of the total RPO as of June 30, 2026, we expect approximately 75% will be recognized as sales over the following 24 months.

Note 4: Inventories

Inventories consisted of the following as of June 30, 2026 and December 31, 2025:

(dollars in millions)	June 30, 2026	December 31, 2025
Raw materials and work-in-process	$147	$139
Finished goods	539	474
Total	$686	$613

Raw materials, work-in-process and finished goods are net of valuation write-downs of $78 million and $84 million as of June 30, 2026 and December 31, 2025, respectively.

Note 5: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $193 million and $82 million in the six months ended June 30, 2026 and 2025, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

In April 2026, we acquired the majority ownership of a French company, a provider of elevator maintenance, repair, modernization and digital services for $170 million funded by cash on hand and commercial paper borrowings. The entity is included in our Service segment. The acquisition supports growth in the Service segment and expands our maintenance portfolio. We recorded approximately $142 million of Goodwill, $64 million of Intangible assets and $33 million of Redeemable noncontrolling interest.

The preliminary purchase price allocation for the acquisition is not yet finalized. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

Goodwill. Changes in our Goodwill balance during the six months ended June 30, 2026 were as follows:

(dollars in millions)	Balance as of December 31, 2025	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2026
New Equipment	$294	$—	$(9)	$285
Service	1,401	145	(37)	1,509
Total	$1,695	$145	$(46)	$1,794

Intangible Assets. Intangible assets cost and accumulated amortization were $2,255 million and $1,868 million, respectively, as of June 30, 2026, and $2,220 million and $1,877 million, respectively, as of December 31, 2025.

Amortization of intangible assets for the quarter and six months ended June 30, 2026 was $13 million and $27 million, respectively, compared to $15 million and $30 million for the same periods in 2025. Excluding the impact of acquisitions and currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters and six months ended June 30, 2026 and 2025.

Held For Sale Assets and Liabilities. Assets held for sale were $4 million and $5 million as of June 30, 2026 and December 31, 2025, respectively. These balances are included in Other current assets in the Condensed Consolidated Balance Sheets. There were no liabilities held for sale as of June 30, 2026 and December 31, 2025.

During 2025, we sold one of our non-U.S. subsidiaries, primarily related to the Service segment. The Company recorded an impairment loss of $10 million related to the sale in Other income (expenses), net in the Condensed Consolidated Statements of Operations in the six months ended June 30, 2025.

Note 6: Borrowings and Lines of Credit

Short-term borrowings consisted of the following:

(dollars in millions)	June 30, 2026	December 31, 2025
Commercial paper	$—	$—
Other borrowings	210	215
Total short-term borrowings	$210	$215

Commercial Paper and Other Borrowings. As of June 30, 2026, there were no borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S. Other borrowings primarily consist of borrowings for the purchase of the outstanding shares of Otis Electric Elevator Company Limited from the noncontrolling shareholder in 2025.

Long-term debt. As of June 30, 2026, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, maturing August 8, 2030. As of June 30, 2026, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

On March 16, 2026, the Company repaid the Japanese Yen denominated 0.370% notes due in 2026, upon maturity, using cash on hand.

On May 7, 2026, we issued $700 million unsecured, unsubordinated three-year notes due May 7, 2029 with an interest rate of 4.488%. A majority of the proceeds will be used to fund the repayment at maturity of the Euro denominated 0.318% notes due December 15, 2026. The remainder of the proceeds were used to fund the repayment of certain of our commercial paper borrowings and for other general corporate purposes.

As of June 30, 2026, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt, including the current portion, consisted of the following:

(dollars in millions)	June 30, 2026	December 31, 2025
0.370% notes due 2026 (¥21.5 billion principal value)	$—	$137
0.318% notes due 2026 (€600 million principal value)	681	705
2.293% notes due 2027	500	500
2.875% notes due 2027 (€850 million principal value)	965	999
5.250% notes due 2028	750	750
4.488% notes due 2029	700	—
2.565% notes due 2030	1,500	1,500
5.125% notes due 2031	600	600
0.934% notes due 2031 (€500 million principal value)	568	588
5.131% notes due 2035	500	500
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	6	6
Total principal long-term debt	8,270	7,785
Other (discounts and debt issuance costs)	(44)	(44)
Total long-term debt	8,226	7,741
Less: current portion	1,180	841
Long-term debt, net of current portion	$7,046	$6,900

We may redeem any series of notes at our option pursuant to certain terms.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2026 and 2025 reflect the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Debt issuance costs amortization	$3	$2	$5	$5
Total interest expense on external debt	62	50	120	107

The unamortized debt issuance costs as of June 30, 2026 and December 31, 2025 were $41 million.

The weighted average maturity of our long-term debt as of June 30, 2026 is approximately 6.0 years. The weighted average interest expense rate on our borrowings outstanding as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Short-term commercial paper	—%	—%
Total long-term debt	3.2%	3.0%

The weighted average interest expense rate on our borrowings during the quarters and six months ended June 30, 2026 and 2025 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Short-term commercial paper	3.5%	4.2%	3.5%	4.2%
Total long-term debt	3.1%	2.8%	3.0%	2.8%

Note 7: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Defined benefit plans	$10	$9	$21	$27
Defined contribution plans	19	17	41	38
Multi-employer pension and postretirement plans	44	42	83	81

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Service cost	$9	$9	$18	$17
Interest cost	10	8	19	16
Expected return on plan assets	(9)	(8)	(18)	(17)
Recognized actuarial net loss	1	—	1	1
Total net periodic benefit cost	$11	$9	$20	$17

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and six months ended June 30, 2026 and 2025.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of June 30, 2026, approximately 16 million shares remain available for awards under the Plan.

The Company measures the cost of all share-based awards, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Stock-based compensation expense (Share Based)	$20	$23	$39	$44
Less: future tax benefit	(3)	(2)	(4)	(4)
Stock-based compensation expense, net of tax	$17	$21	$35	$40

As of June 30, 2026, following our annual equity award grant issuance on February 3, 2026, there was approximately $114 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.8 years.

Note 8: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of June 30, 2026 and December 31, 2025.

Common Stock. There are 2.0 billion shares of $0.01 par value Common Stock authorized. As of June 30, 2026 and December 31, 2025, 439.9 million and 439.4 million shares of Common Stock were issued, respectively, which includes 59.2 million and 49.6 million shares of treasury stock, respectively.

Treasury Stock. As of June 30, 2026, the Company was authorized by the Board of Directors of Otis to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which $500 million was remaining at such time.

During the quarter and six months ended June 30, 2026, the Company repurchased 5.1 million and 9.6 million shares, respectively, for $400 million and $800 million, respectively, compared to 3.2 million and 5.8 million shares, respectively, in the same periods of 2025 for $300 million and $553 million, respectively. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets, as well as within financing activities in the Condensed Consolidated Statements of Cash Flows when paid.

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

Note 9: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters and six months ended June 30, 2026 and 2025 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2026
Balance as of March 31, 2026	$(1,001)	$(35)	$3	$(1,033)
Other comprehensive income (loss) before reclassifications, net	50	—	5	55
Amounts reclassified, pre-tax	—	—	(1)	(1)
Tax benefit reclassified	—	—	—	—
Balance as of June 30, 2026	$(951)	$(35)	$7	$(979)

Six Months Ended June 30, 2026
Balance as of December 31, 2025	$(1,053)	$(35)	$1	$(1,087)
Other comprehensive income (loss) before reclassifications, net	102	—	8	110
Amounts reclassified, pre-tax	—	—	(2)	(2)
Tax benefit reclassified	—	—	—	—
Balance as of June 30, 2026	$(951)	$(35)	$7	$(979)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2025
Balance as of March 31, 2025	$(799)	$(75)	$3	$(871)
Other comprehensive income (loss) before reclassifications, net	(178)	—	(8)	(186)
Amounts reclassified, pre-tax	—	—	2	2
Tax benefit reclassified	—	—	(1)	(1)
Balance as of June 30, 2025	$(977)	$(75)	$(4)	$(1,056)

Six Months Ended June 30, 2025
Balance as of December 31, 2024	$(672)	$(76)	$3	$(745)
Other comprehensive income (loss) before reclassifications, net	(305)	—	(9)	(314)
Amounts reclassified, pre-tax	—	1	3	4
Tax benefit reclassified	—	—	(1)	(1)
Balance as of June 30, 2025	$(977)	$(75)	$(4)	$(1,056)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 7, "Employee Benefit Plans" for additional information.

Note 10: Income Taxes

The decrease in the effective tax rate for the quarter and six months ended June 30, 2026, compared to the same periods in 2025, is primarily due to the reduction in a deferred tax liability related to the mitigation of future repatriation costs recorded in the quarter ended June 30, 2026. In addition, the decrease in the effective tax rate for the six months ended June 30, 2026, is due to the absence of the impact of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX recorded in the quarter ended March 31, 2025.

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

During the quarters and six months ended June 30, 2026 and 2025, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions, as follows:

	Quarter Ended June 30, 2026			Quarter Ended June 30, 2025
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$—	$3	$3	$(2)	$6	$4
Selling, general and administrative	—	8	8	27	6	33
Total	$—	$11	$11	$25	$12	$37

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$—	$6	$6	$7	$21	$28
Selling, general and administrative	—	12	12	38	14	52
Total	$—	$18	$18	$45	$35	$80

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

In the quarter and six months ended June 30, 2025, we incurred $18 million and $41 million, respectively, of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. The UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement.

Other Restructuring Actions. The Other restructuring expenses incurred during the quarters and six months ended June 30, 2026 and 2025, were primarily the result of restructuring programs initiated during 2026 and 2025 related to severance and facility exit costs. We are targeting to complete in 2026 the majority of the remaining restructuring actions initiated in the quarter and six months ended June 30, 2026 and the full year 2025, with certain utilization beyond 2026 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $71 million and $17 million, respectively.

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

Restructuring Accruals. The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2025	$50	$24	$74
Net restructuring costs	—	18	18
Utilization, foreign exchange and other costs	(24)	(17)	(41)
Restructuring accruals as of June 30, 2026	$26	$25	$51

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was approximately $5.8 billion and $5.6 billion as of June 30, 2026 and December 31, 2025, respectively. The four-quarter average of the notional amount of contracts hedging commodity purchases was $10 million and $12 million as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of June 30, 2026 and December 31, 2025:

(dollars in millions)	Balance Sheet Classification	June 30, 2026	December 31, 2025
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$7	$4
Commodity contracts	Other current assets	1	—
Foreign exchange contracts	Other assets	5	2
	Total asset derivatives	$13	$6

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(3)	$(3)
Foreign exchange contracts	Other long-term liabilities	—	(2)
	Total liability derivatives	$(3)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$83	$11
Commodity contracts	Other current assets	1	1
Foreign exchange contracts	Other assets	8	2
	Total asset derivatives	$92	$14

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(25)	$(25)
Foreign exchange contracts	Other long-term liabilities	(2)	(2)
	Total liability derivatives	$(27)	$(27)

Derivatives designated as Cash flow hedging instruments. The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2026 and 2025 was immaterial, and is presented in Note 9, "Accumulated Other Comprehensive Income (Loss)".

The pre-tax effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of June 30, 2026 and December 31, 2025 are presented in the table below:

(dollars in millions)	June 30, 2026	December 31, 2025
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$8	$1

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, pre-tax gains of $5 million are expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of June 30, 2026 will mature by December 2031.

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

As of June 30, 2026, we have derivative instruments that qualify as net investment hedges against our investments in certain European businesses (notional amount of €130 million) and Asian businesses (notional amount of HK$2.2 billion and ¥16 billion). The net investment hedges are deemed to be effective. The maturity dates of the current derivative instruments designated in net investment hedges range from 2026 to 2027.

During the quarter ended June 30, 2026, we de-designated a derivative instrument that qualified as a net investment hedge in certain European businesses with the notional amount of €30 million. During the six months ended June 30, 2026, we de-designated derivative and non-derivative instruments that qualified as net investment hedges in certain European and Asian businesses with notional amounts of €169 million and ¥21.5 billion, respectively. These de-designated instruments were deemed to be effective until de-designation.

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Foreign currency denominated long-term debt	$—	$(4)	$2	$(10)
Foreign currency forward contracts	2	(11)	9	(6)
Total	$2	$(15)	$11	$(16)

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense) net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Foreign exchange contracts	$5	$10	$12	$16

The effects of gains (losses) from derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Commodity and foreign exchange contracts	$6	$—	$8	$2

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

As of June 30, 2026, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$58	$58	$—	$—
Derivative assets	105	—	105	—
Derivative liabilities	(30)	—	(30)	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$55	$55	$—	$—
Derivative assets	20	—	20	—
Derivative liabilities	(32)	—	(32)	—

In addition to the table above, due to the short-term nature, Cash and cash equivalents carrying amount approximates fair value and is classified as Level 1.

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$52	$51	$49	$48
Customer financing notes receivable, net	14	11	16	14
Short-term borrowings	(210)	(210)	(214)	(214)
Long-term debt, including current portion (excluding leases and other)	(8,264)	(7,690)	(7,779)	(7,269)
Long-term liabilities, including current portion	(26)	(25)	(84)	(81)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$51	$—	$51	$—
Customer financing notes receivable, net	11	—	11	—
Short-term borrowings	(210)	—	(210)	—
Long-term debt, including current portion (excluding leases and other)	(7,690)	—	(7,690)	—
Long-term liabilities, including current portion	(25)	—	(25)	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$48	$—	$48	$—
Customer financing notes receivable, net	14	—	14	—
Short-term borrowings	(214)	—	(214)	—
Long-term debt, including current portion (excluding leases and other)	(7,269)	—	(7,269)	—
Long-term liabilities, including current portion	(81)	—	(81)	—

Note 14: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amount of service and product guarantees were $9 million and $10 million as of June 30, 2026 and December 31, 2025, respectively.

The Company provides certain financial guarantees to third parties. As of June 30, 2026, Otis has stand-by letters of credit with maximum potential payment totaling $160 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of June 30, 2026, Otis has determined there are no estimated costs probable under these guarantees.

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

Legal Proceedings.

German Tax Litigation

In the third quarter of 2024, Otis prevailed in a German tax litigation case stemming from the 1998 reorganization of the Company's operations in Germany. As a result of winning the case, the Company expects to receive total refunds of prepaid tax, prepaid interest, overpayment interest, and court fees of approximately €313 million net of tax (approximately $356 million) as of June 30, 2026. The Company began receiving refunds during 2025 and anticipates the refund process to continue through 2026.

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

(dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025
Indemnity Payable (in Accrued liabilities)	$55	$55	$56

This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 1, "General" for additional information on the impacts of the TMA activity to the Condensed Consolidated Financial Statements as of and for the quarter and six months ended June 30, 2026.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended June 30, 2026 and December 31, 2025.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $31 million as of June 30, 2026 and December 31, 2025. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $11 million as of June 30, 2026 and December 31, 2025, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $3 million as of June 30, 2026 and December 31, 2025, which is principally included in Other assets on our Condensed Consolidated Balance Sheets.

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

Refer to Note 16, "Segment Financial Data" for information about litigation-related settlement costs recognized in the six months ended June 30, 2025 for certain legal matters that are outside of the ordinary course of business.

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

Segment information for the quarters ended June 30, 2026 and 2025 is as follows:

	Quarter Ended June 30, 2026			Quarter Ended June 30, 2025
(dollars in millions)	New Equipment	Service	Total	New Equipment	Service	Total
Net sales	$1,279	$2,580	$3,859	$1,276	$2,319	$3,595
Costs and expenses:
Cost of sales	1,080	1,640	2,720	1,061	1,440	2,501
Selling, general and administrative	132	329	461	119	292	411
Other including research and development	27	12	39	28	9	37
Total segment operating profit	$40	$599	639	$68	$578	646
Corporate and Unallocated
General corporate expenses and other			52			34
UpLift restructuring			—			25
Other restructuring			11			12
UpLift transformation costs			—			18
Separation-related adjustments			—			9
Other, net			1			1
Total company operating profit			575			547
Non-service pension cost (benefit)			2			—
Interest expense (income), net			26			26
Net income before income taxes			$547			$521

Segment information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in millions)	New Equipment	Service	Total	New Equipment	Service	Total
Net sales	$2,428	$4,997	$7,425	$2,439	$4,506	$6,945
Costs and expenses:
Cost of sales	2,036	3,165	5,201	2,023	2,803	4,826
Selling, general and administrative	261	653	914	229	574	803
Other including research and development	53	24	77	53	14	67
Total segment operating profit	$78	$1,155	1,233	$134	$1,115	1,249
Corporate and Unallocated
General corporate expenses and other			96			77
UpLift restructuring			—			45
Other restructuring			18			35
UpLift transformation costs			—			41
Separation-related adjustments			5			61
Litigation-related settlement costs			—			21
Held for sale impairment			—			10
Other, net			—			1
Total company operating profit			1,114			958
Non-service pension cost (benefit)			2			—
Interest expense (income), net			85			71
Net income before income taxes			$1,027			$887

Corporate and Unallocated includes adjustments related to the Separation, litigation-related settlement costs, impairment loss related to net assets held for sale, restructuring costs, and UpLift transformation costs.

Separation-related adjustments represent net adjustments of amounts due to and from RTX in accordance with the TMA, including amounts due to RTX related to a favorable ruling received in August 2024 regarding the German tax litigation. These adjustments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarters and six months ended June 30, 2026 and 2025, respectively. See Note 10, "Income Taxes" and Note 15, "Contingent Liabilities" for additional information about the German tax litigation.

Litigation-related settlement costs in the six months ended June 30, 2025 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and/or unique facts of these matters.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this update are expected to provide investors with additional decision-useful information by improving the (1) understandability of financial accounting and reporting information about environmental credits and environmental credit obligations associated with regulatory compliance programs and (2) comparability of that information by reducing diversity in practice. The amendments in ASU 2026-02 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of this standard.

Other new accounting pronouncements issued but not effective until after June 30, 2026 are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and six months ended June 30, 2026 and 2025, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 23, 2026, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the "Company") as of June 30, 2026, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity for the three-month and six-month periods ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, including the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 23, 2026

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

German Tax Litigation

In August 2024, we received a favorable ruling regarding a German tax litigation. Pursuant to the Tax Matters Agreement ("TMA") with United Technologies Corporation ("UTC"), our former parent, subsequently renamed RTX Corporation ("RTX"), and based on the facts and contractual provisions, additional information received from RTX and indemnity payments during 2025, the Company estimated the amount payable to RTX as a result of the outcome of the German tax litigation to be $56 million as of December 31, 2025. Based on indemnity payments made to RTX and adjustments to the indemnity payable in the six months ended June 30, 2026, the Company now estimates the remaining amount payable to RTX to be $55 million. The adjustments to the indemnity payable resulted in indemnification expense of $5 million for the six months ended June 30, 2026 compared to $6 million and $58 million for the quarter and six months ended June 30, 2025, respectively. There was no indemnification expense in the quarter ended June 30, 2026. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2026 and 2025. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

For further details, refer to Note 10 and Note 15 to the Condensed Consolidated Financial Statements, as well as our Consolidated Financial Statements in the 2025 Form 10-K.

Impact of Global Macroeconomic Conditions on Our Company

Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters and six months ended June 30, 2026 and 2025. These macroeconomic conditions include, among others, geopolitical conflicts, inflationary pressures, high interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2026, as a result of the following, among other things:

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

We cannot predict how the events described above will evolve. Depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A. "Risk Factors" in our 2025 Form 10-K, including, but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Net sales	$3,859	$3,595	$7,425	$6,945
Percentage change year-over-year	7%		7%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and six months ended June 30, 2026 are as follows:

Components of Net sales change:	Quarter Ended June 30, 2026	Six Months Ended June 30, 2026
Organic volume	6%	4%
Foreign currency translation	1%	3%
Acquisitions and divestitures, net and other	—%	—%
Total % change	7%	7%

The Organic volume increase of 6% for the quarter ended June 30, 2026 was driven by an increase of 9% in Service, partially offset by a decrease of (1)% in New Equipment. The Organic volume increase of 4% for the six months ended June 30, 2026 was driven by an increase of 7% in Service, partially offset by a decrease of (3)% in New Equipment.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Total cost of products and services sold	$2,723	$2,506	$5,207	$4,855
Percentage change year-over-year	9%		7%

The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2026 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended June 30, 2026	Six Months Ended June 30, 2026
Organic volume	7%	4%
Foreign currency translation	1%	3%
Acquisitions and divestitures, net and other	1%	—%
Total % change	9%	7%

The Organic volume for total cost of products and services sold increased 7% and 4% for the quarter and six months ended June 30, 2026, respectively, primarily driven by the organic sales changes noted above and the impacts of higher labor costs including the impact of ongoing costs to support operational execution and productivity, and higher material costs.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Gross margin	$1,136	$1,089	$2,218	$2,090
Gross margin percentage	29.4%	30.3%	29.9%	30.1%

Gross margin percentage decreased (90) basis points and (20) basis points for the quarter and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, due to the cost increases described above, partially offset by an increase in Service sales and decrease in New Equipment sales.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Research and development	$39	$38	$77	$75
Percentage of Net sales	1.0%	1.1%	1.0%	1.1%

Research and development was relatively flat for the quarter and six months ended June 30, 2026, when compared to the same periods in 2025.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Selling, general and administrative	$520	$499	$1,030	$963
Percentage of Net sales	13.5%	13.9%	13.9%	13.9%

Selling, general and administrative expenses increased $21 million and $67 million for the quarter and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, driven by annual wage increases, higher costs resulting from organizational initiatives, costs to support ongoing operational execution and the impacts from foreign exchange, partially offset by savings resulting from restructuring actions and lower restructuring costs.

Selling, general and administrative expenses as a percentage of Net sales decreased (40) basis points and was flat for the quarter and six months ended June 30, 2026, respectively, when compared to the same periods in 2025.

Restructuring Costs

	Six Months Ended June 30,
(dollars in millions)	2026	2025
UpLift restructuring	$—	$45
Other restructuring	18	35
Total restructuring costs	$18	$80

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

Other restructuring costs were $18 million for the six months ended June 30, 2026 and included $14 million of costs related to 2026 actions and $4 million of costs related to 2025 actions.

In addition to UpLift restructuring costs, UpLift transformation costs were $41 million in the six months ended June 30, 2025, which were primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These UpLift transformation costs are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the six months ended June 30, 2026, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the six months ended June 30, 2026	$14	$12	$26
Expected cash payments remaining to complete actions announced	44	42	86

The approved UpLift restructuring actions generated approximately $103 million in annual recurring savings at the end of 2025, primarily in Selling, general and administrative expenses, and of which approximately $51 million was realized during the six months ended June 30, 2026, including $12 million of incremental savings compared to the same period in 2025.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $24 million for the 2026 actions and $38 million for the 2025 actions, of which approximately 25% relates to Cost of products and services sold and 75% relates to Selling, general and administrative expenses. Approximately $20 million of savings was realized for the 2026 and 2025 actions during the six months ended June 30, 2026.

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

For additional discussion of restructuring, see Note 11 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Other income (expense), net	$(2)	$(5)	$3	$(94)

The change in Other income (expense), net of $3 million for the quarter ended June 30, 2026 compared to the same period in 2025, was partially driven by the unfavorable impacts of foreign currency mark-to-market adjustments and other adjustments. The change was also impacted by the absence of prior period items including; $18 million of UpLift transformation costs, $9 million of Separation-related adjustments, and the gain on the sale of fixed assets of $7 million.

The change in Other income (expense), net of $97 million for the six months ended June 30, 2026 compared to the same period in 2025, was partially driven by lower Separation-related adjustments of $56 million, partially offset by the unfavorable impacts of foreign exchange and other adjustments. The change was also impacted by the absence of prior period items including; $41 million of UpLift transformation costs, $21 million of non-recurring litigation-related settlement costs, $10 million of impairment loss related to net assets held for sale, and the gains on the sale of fixed assets of $14 million.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 16 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see Note 11 to the Condensed Consolidated Financial Statements.

Interest Expense (Income), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Interest expense (income), net	$26	$26	$85	$71

The changes in Interest expense (income), net were flat and $14 million for the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily driven by higher interest expense related to the $700 million unsecured, unsubordinated debt issued in May 2026 and the $500 million unsecured, unsubordinated debt issued in September 2025, partially offset by lower interest expense related to the repayment of the $1.3 billion unsecured, unsubordinated debt in April 2025. The quarter ended June 30, 2026 also benefited from higher interest income.

The average interest rate on our long-term debt for the quarters ended June 30, 2026 and 2025 was 3.1% and 2.8%, respectively. For additional discussion of borrowings, see Note 6 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate	17.9%	18.8%	21.9%	23.4%

The decrease in the effective tax rate for the quarter and six months ended June 30, 2026, compared to the same periods in 2025, is primarily due to the reduction in a deferred tax liability related to the mitigation of future repatriation costs recorded in the quarter ended June 30, 2026. In addition, the decrease in the effective tax rate for the six months ended June 30, 2026, is due to the absence of the impact of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX recorded in the quarter ended March 31, 2025.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 10 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Noncontrolling interest in subsidiaries' earnings	$21	$30	$34	$43
Net income attributable to Otis Worldwide Corporation	$428	$393	$768	$636

Noncontrolling interest in subsidiaries' earnings decreased for the quarter and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to lower net income from non-wholly owned subsidiaries. Other than our acquisition of the noncontrolling shares of Otis Electric Elevator Company Limited during the fourth quarter of 2025 and the acquisition of majority ownership of a French company in April 2026, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

For additional discussion of the acquisition of majority ownership of the French company, see Note 5 to the Condensed Consolidated Financial Statements.

Net income attributable to Otis Worldwide Corporation increased for the quarter and six months ended June 30, 2026, compared to the same periods in 2025, due to higher operating profit (including the impact of foreign exchange rates) and a lower effective tax rate, partially offset by higher interest expense in the six months ended June 30, 2026.

Segment Review

Summary performance for our operating segments, reconciled to total operating profit, for the quarters ended June 30, 2026 and 2025 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2026	2025	2026	2025	2026	2025
New Equipment	$1,279	$1,276	$40	$68	3.1%	5.3%
Service	2,580	2,319	599	578	23.2%	24.9%
Total segment	$3,859	$3,595	639	646	16.6%	18.0%
Corporate and Unallocated
General corporate expenses and other			52	34
UpLift restructuring			—	25
Other restructuring			11	12
UpLift transformation costs			—	18
Separation-related adjustments			—	9
Other, net			1	1
Consolidated Operating Profit			$575	$547	14.9%	15.2%

Summary performance for our operating segments, reconciled to total operating profit, for the six months ended June 30, 2026 and 2025 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2026	2025	2026	2025	2026	2025
New Equipment	$2,428	$2,439	$78	$134	3.2%	5.5%
Service	4,997	4,506	1,155	1,115	23.1%	24.7%
Total segment	$7,425	$6,945	1,233	1,249	16.6%	18.0%
Corporate and Unallocated
General corporate expenses and other			96	77
UpLift restructuring			—	45
Other restructuring			18	35
UpLift transformation costs			—	41
Separation-related adjustments			5	61
Litigation-related settlement costs			—	21
Held for sale impairment			—	10
Other, net			—	1
Consolidated Operating Profit			$1,114	$958	15.0%	13.8%

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

Summary performance for New Equipment for the quarters and six months ended June 30, 2026 and 2025 was as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	Change	2026	2025	Change	Change
Net sales	$1,279	$1,276	$3	—%	$2,428	$2,439	$(11)	—%
Cost of sales	1,080	1,061	19	2%	2,036	2,023	13	1%
	199	215	(16)	(7)%	392	416	(24)	(6)%
Operating expenses	159	147	12	8%	314	282	32	11%
Operating profit	$40	$68	$(28)	(41)%	$78	$134	$(56)	(42)%
Operating profit margin	3.1%	5.3%			3.2%	5.5%

Summary analysis of the Net sales change for New Equipment for the quarter and six months ended June 30, 2026 compared with the same periods in 2025 was as follows:

Components of Net sales change:	Quarter Ended June 30, 2026	Six Months Ended June 30, 2026
Organic volume	(1)%	(3)%
Foreign currency translation	1%	3%
Acquisitions and divestitures, net and other	—%	—%
Total % change	—%	—%

Quarter Ended June 30, 2026

Net sales

The organic sales decrease of (1)% was primarily driven by a high teens decline in China and mid single-digit decline in EMEA, offset by approximately 10% growth in Americas and low single-digit growth in Asia Pacific.

Operating profit

New Equipment operating profit decreased $(28) million driven by the impacts of lower volume, unfavorable price, regional and product mix and higher costs resulting from organizational initiatives. Operating margin decreased (220) basis points.

Six Months Ended June 30, 2026

Net sales

The organic sales decrease of (3)% was primarily driven by a greater than (20)% decline in China, low single-digit decline in EMEA and Asia Pacific, partially offset by mid single-digit growth in Americas.

Operating profit

New Equipment operating profit decreased $(56) million. The impacts of lower volume, unfavorable price, regional and product mix and higher costs resulting from organizational initiatives were partially offset by productivity. Operating margin decreased (230) basis points.

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

Summary performance for Service for the quarters and six months ended June 30, 2026 and 2025 was as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	Change	2026	2025	Change	Change
Net sales	$2,580	$2,319	$261	11%	$4,997	$4,506	$491	11%
Cost of sales	1,640	1,440	200	14%	3,165	2,803	362	13%
	940	879	61	7%	1,832	1,703	129	8%
Operating expenses	341	301	40	13%	677	588	89	15%
Operating profit	$599	$578	$21	4%	$1,155	$1,115	$40	4%
Operating profit margin	23.2%	24.9%			23.1%	24.7%

Summary analysis of Service Net sales change for the quarter and six months ended June 30, 2026 compared with the same periods in 2025 was as follows:

Components of Net sales change:	Quarter Ended June 30, 2026	Six Months Ended June 30, 2026
Organic volume	9%	7%
Foreign currency translation	1%	3%
Acquisitions and divestitures, net and other	1%	1%
Total % change	11%	11%

Quarter Ended June 30, 2026

Net sales

The organic sales increase of 9% is due to increases in maintenance and repair of 6% and in modernization of 24%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	6%	24%
Foreign currency translation	1%	—%
Acquisitions and divestitures, net and other	1%	2%
Total % change	8%	26%

Operating profit

Service operating profit increased $21 million including foreign exchange tailwinds of $5 million. Higher volume and improved pricing were partially offset by higher costs resulting from organizational initiatives, higher labor costs including the impact of ongoing costs to support operational execution and productivity, higher material costs, and mix. Operating margin decreased (170) basis points.

Six Months Ended June 30, 2026

Net sales

The organic sales increase of 7% is due to increases in maintenance and repair of 5% and in modernization of 16%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	5%	16%
Foreign currency translation	3%	2%
Acquisitions and divestitures, net and other	1%	—%
Total % change	9%	18%

Operating profit

Service operating profit increased $40 million including foreign exchange tailwinds of $34 million. Higher volume and improved pricing were partially offset by higher costs resulting from organizational initiatives, higher labor costs including the impact of ongoing costs to support operational execution and productivity, higher material costs, and mix. Operating margin decreased (160) basis points.

Corporate and Unallocated

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
General corporate expenses and other	$52	$34	$96	$77
UpLift restructuring	—	25	—	45
Other restructuring	11	12	18	35
UpLift transformation costs	—	18	—	41
Separation-related adjustments	—	9	5	61
Litigation-related settlement costs	—	—	—	21
Held for sale impairment	—	—	—	10
Other, net	1	1	—	1
Total Corporate and Unallocated	$64	$99	$119	$291

General corporate expenses and other increased $18 million and $19 million for the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by the unfavorable impacts of foreign currency mark-to-market adjustments, other adjustments, and the absence of the gain on the sale of fixed assets of $7 million in the prior period.

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

As of June 30, 2026, we had cash and cash equivalents of $813 million, of which approximately 73% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of June 30, 2026 and December 31, 2025, the amount of such restricted cash was $36 million and $9 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of June 30, 2026 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$813	$1,096
Total debt	8,436	7,956
Net debt (total debt less cash and cash equivalents)	7,623	6,860
Total equity	(5,560)	(5,346)
Total capitalization (total debt plus total equity)	2,876	2,610
Net capitalization (total debt plus total equity less cash and cash equivalents)	2,063	1,514

Total debt to total capitalization	293%	305%
Net debt to net capitalization	370%	453%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

As of June 30, 2026, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of June 30, 2026, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

As of June 30, 2026, there were no borrowings outstanding under our $1.5 billion commercial paper program. For additional discussion of borrowings, see Note 6 to the Condensed Consolidated Financial Statements.

On March 16, 2026, we repaid the Japanese Yen denominated 0.370% notes due in 2026, upon maturity, using cash on hand.

On May 7, 2026, we issued $700 million unsecured, unsubordinated three-year notes due May 7, 2029 with an interest rate of 4.488%. A majority of the proceeds will be used to fund the repayment at maturity of the Euro denominated 0.318% notes due December 15, 2026. The remainder of the proceeds were used to fund the repayment of certain of our commercial paper borrowings and for other general corporate purposes.

Share Repurchase Program

On January 16, 2025, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $500 million was remaining as of June 30, 2026.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Net cash flows provided by (used in):
Operating activities	$680	$405
Investing activities	(316)	(320)
Financing activities	(621)	(1,722)
Effect of exchange rate changes on cash and cash equivalents	1	19
Net increase (decrease) in cash and cash equivalents and restricted cash	$(256)	$(1,618)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year increase in net cash provided by operating activities was primarily driven by higher net income and changes to working capital balances during the periods, including a larger inflow in Contract assets and liabilities, current, in the six months ended June 30, 2026 compared to the same period in 2025, due to the timing of billings on contracts compared to the progression on current contracts, a smaller decrease in Accounts payable in the six months ended June 30, 2026 compared to the same period in 2025, due to the timing of payments to suppliers, partially offset by a larger increase in Accounts receivable, net, in the six months ended June 30, 2026 compared to the same period in 2025, due to timing of billings and collections and a decrease in Accrued liabilities in the six months ended June 30, 2026 compared to an increase in the same period in 2025, due to the timing of payments of restructuring and the timing of tax payments and the related income tax expense. Additionally, UpLift-related net payments were approximately $25 million in the six months ended June 30, 2026, compared to $52 million in the same period in 2025. Separation-related payments were approximately $63 million in the six months ended June 30, 2026, compared to $72 million in the same period in 2025.

During the six months ended June 30, 2026, net cash provided by operating activities was $680 million. The primary drivers of the inflow related to $802 million of net income, changes in Contract assets and liabilities, current, due to the timing of billings on contracts compared to the progression on current contracts, and a decrease in Other current assets due to refunds received in 2026 from the German tax litigation were partially offset by an increase in Accounts receivable, net, due to the timing of billings and collections, an increase in Inventories primarily due to higher production inventory levels related to the timing of deliveries to construction sites and a decrease in Accrued liabilities due to Separation-related payments. For additional discussion of the German tax litigation, see Note 1 and Note 15 to the Condensed Consolidated Financial Statements.

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

During the six months ended June 30, 2026, net cash used in investing activities was $316 million. The primary drivers of the outflow related to $193 million of acquisitions of businesses and intangible assets, $84 million purchase of short-term investments and $77 million of capital expenditures, partially offset by $35 million of net cash receipts from the settlement of derivative instruments. For additional discussion of acquisitions of businesses and intangible assets, see Note 5 to the Condensed Consolidated Financial Statements.

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

During the six months ended June 30, 2026, net cash used in financing activities was $621 million. The primary drivers of the outflow were repurchases of our Common Stock of $807 million, dividends paid on our Common Stock of $330 million and repayments of long-term debt of $135 million. These were partially offset by the proceeds from the long-term debt issuance of $700 million.

During the six months ended June 30, 2025, net cash used in financing activities was $1.7 billion. The primary drivers of the outflow were repayments of long-term debt of $1.3 billion, repurchases of our Common Stock of $561 million and dividends paid on our Common Stock of $319 million. These were partially offset by short-term borrowings of $473 million.

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

The following tables set forth the summarized financial information as of and for the six months ended June 30, 2026 and as of December 31, 2025 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Six Months Ended June 30, 2026
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	7
Income (loss) from consolidated subsidiaries	(1)
Income (loss) from operations excluding income from consolidated subsidiaries	(11)
Net income (loss) excluding income from consolidated subsidiaries	(94)

(dollars in millions)	June 30, 2026	December 31, 2025
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	270	188
Noncurrent assets (investments in consolidated subsidiaries)	1,031	1,031
Noncurrent assets (excluding investments in consolidated subsidiaries)	38	39
Current liabilities (intercompany payables to non-guarantor subsidiaries)	8,296	7,508
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	646	333
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	5,597	5,412

(dollars in millions)	Six Months Ended June 30, 2026
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income (loss) from consolidated subsidiaries	802
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(125)

(dollars in millions)	June 30, 2026	December 31, 2025
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$448	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	429	470
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	—	20
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	702	708
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	4,133	4,174
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,526	1,577

Off-Balance Sheet Arrangements and Contractual Obligations

Item 5 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of June 30, 2026, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 6, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and six months ended June 30, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the effect of changes in political conditions in the U.S. and in other countries in which Otis and its businesses operate, including tensions between the U.S. and China and geopolitical conflicts, including the ongoing conflicts and instability in the Middle East and the conflict between Russia and Ukraine, on general market conditions, commodity costs, global trade policies and related sanctions, export controls and tariffs, and currency exchange rates in the near term and beyond;
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

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Item 3 "Legal Proceedings" in our Form 10-Q for the quarter ended March 31, 2026 and 2025 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2026	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	3,665	$78.96	3,665	$611
May 1 - May 31	1,443	76.65	1,443	$500
June 1 - June 30	—	—	—	$500
Total	5,108	$78.31	5,108

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On January 16, 2025, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock. As of June 30, 2026, the maximum dollar value of shares that may yet be purchased under this current program was approximately $500 million.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1
Supplemental Indenture No. 6, dated as of May 7, 2026, between Otis Worldwide Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Otis' Current Report on Form 8-K (Commission File No. 001-39221) filed with the SEC on May 7, 2026.

10.1	Amended and Restated French Sub-Plan for Restricted Stock Units Granted Under the Otis Worldwide Corporation 2020 Long-Term Incentive Plan (As Amended and Restated as of January 1, 2024).*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended June 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (v) Condensed Consolidated Statements of Changes in Equity for the quarters ended June 30, 2026 and 2025, (vi) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2026 and 2025, (vii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 and (viii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	July 23, 2026	by:	/s/ Cristina Méndez
Cristina Méndez
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 23, 2026	by:	/s/ Michael P. Ryan
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)