Form 10-Q
period 2026-09-30
Otis Worldwide Corp
filed 2026-10-29
CIK 1781335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 15, 2026 there were 380,710,513 shares of Common Stock outstanding.

OTIS WORLDWIDE CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2026	2025
Net sales:
Product sales	$1,298	$1,257
Service sales	2,616	2,433
	3,914	3,690
Costs and expenses:
Cost of products sold	1,102	1,057
Cost of services sold	1,657	1,500
Research and development	40	36
Selling, general and administrative	489	504
	3,288	3,097
Other income (expense), net	(6)	(7)
Operating profit	620	586
Non-service pension cost (benefit)	—	4
Interest expense (income), net	68	61
Net income before income taxes	552	521
Income tax expense (benefit)	126	129
Net income	426	392
Less: Noncontrolling interest in subsidiaries' earnings	12	18
Net income attributable to Otis Worldwide Corporation	$414	$374

Earnings per share (Note 2):
Basic	$1.09	$0.96
Diluted	$1.08	$0.95

Weighted average number of shares outstanding:
Basic shares	381.0	391.0
Diluted shares	381.9	392.8

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2026	2025
Net sales:
Product sales	$3,726	$3,696
Service sales	7,613	6,939
	11,339	10,635
Costs and expenses:
Cost of products sold	3,141	3,099
Cost of services sold	4,825	4,313
Research and development	117	111
Selling, general and administrative	1,519	1,467
	9,602	8,990
Other income (expense), net	(3)	(101)
Operating profit	1,734	1,544
Non-service pension cost (benefit)	2	4
Interest expense (income), net	153	132
Net income before income taxes	1,579	1,408
Income tax expense (benefit)	351	337
Net income	1,228	1,071
Less: Noncontrolling interest in subsidiaries' earnings	46	61
Net income attributable to Otis Worldwide Corporation	$1,182	$1,010

Earnings per share (Note 2):
Basic	$3.08	$2.57
Diluted	$3.07	$2.55

Weighted average number of shares outstanding:
Basic shares	384.0	393.7
Diluted shares	385.1	395.8

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$426	$392	$1,228	$1,071
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	56	(38)	156	(331)
Pension and postretirement benefit plan adjustments	1	1	1	2
Change in unrealized cash flow hedging	2	3	8	(4)
Other comprehensive income (loss), net of tax	59	(34)	165	(333)
Comprehensive income (loss), net of tax	485	358	1,393	738
Less: Comprehensive (income) loss attributable to noncontrolling interest	(13)	(19)	(45)	(74)
Comprehensive income attributable to Otis Worldwide Corporation	$472	$339	$1,348	$664

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in millions)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$866	$1,096
Accounts receivable (net of allowance for expected credit losses of $129 and $125)	4,058	3,688
Contract assets	908	699
Inventories	689	613
Other current assets	397	405
Total Current Assets	6,918	6,501
Future income tax benefits	423	407
Fixed assets (net of accumulated depreciation of $1,324 and $1,261)	771	743
Operating lease right-of-use assets	596	554
Intangible assets, net	379	343
Goodwill	1,846	1,695
Other assets	377	410
Total Assets	$11,310	$10,653
Liabilities and Equity (Deficit)
Short-term borrowings and current portion of long-term debt	$1,224	$1,056
Accounts payable	2,145	2,142
Accrued liabilities	1,704	1,847
Contract liabilities	2,979	2,611
Total Current Liabilities	8,052	7,656
Long-term debt	7,051	6,900
Future pension and postretirement benefit obligations	421	419
Operating lease liabilities	419	397
Future income tax obligations	198	223
Other long-term liabilities	327	329
Total Liabilities	16,468	15,924
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	106	75
Shareholders' Equity (Deficit):
Common Stock and additional paid-in capital	371	333
Treasury Stock	(5,005)	(4,198)
Retained earnings (accumulated deficit)	125	(440)
Accumulated other comprehensive income (loss)	(921)	(1,087)
Total Shareholders' Equity (Deficit)	(5,430)	(5,392)
Noncontrolling interest	166	46
Total Equity (Deficit)	(5,264)	(5,346)
Total Liabilities and Equity (Deficit)	$11,310	$10,653

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Quarter Ended September 30, 2026
Balance as of June 30, 2026	$353	$(5,005)	$(117)	$(979)	$(5,748)	$188	$(5,560)	$106
Net income	—	—	414	—	414	12	426	—
Other comprehensive income (loss), net of tax	—	—	—	58	58	2	60	(1)
Stock-based compensation and Common Stock issued under employee plans	17	—	(2)	—	15	—	15	—
Cash dividends declared ($0.44 per common share)	—	—	(168)	—	(168)	—	(168)	—
Repurchase of Common Shares	—	—	—	—	—	—	—	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(36)	(36)	—
Acquisitions, disposals and other changes	1	—	(2)	—	(1)	—	(1)	1
Balance as of September 30, 2026	$371	$(5,005)	$125	$(921)	$(5,430)	$166	$(5,264)	$106

Quarter Ended September 30, 2025
Balance as of June 30, 2025	$300	$(3,948)	$(663)	$(1,056)	$(5,367)	$97	$(5,270)	$66
Net income	—	—	374	—	374	18	392	—
Other comprehensive income (loss), net of tax	—	—	—	(35)	(35)	—	(35)	1
Stock-based compensation and Common Stock issued under employee plans	20	—	—	—	20	—	20	—
Cash dividends declared ($0.42 per common share)	—	—	(164)	—	(164)	—	(164)	—
Repurchase of Common Shares	—	(250)	—	—	(250)	—	(250)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(46)	(46)	—
Acquisitions, disposals and other changes	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	$320	$(4,198)	$(453)	$(1,091)	$(5,422)	$69	$(5,353)	$67

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Nine Months Ended September 30, 2026
Balance as of December 31, 2025	$333	$(4,198)	$(440)	$(1,087)	$(5,392)	$46	$(5,346)	$75
Net income	—	—	1,182	—	1,182	46	1,228	—
Other comprehensive income (loss), net of tax	—	—	—	166	166	2	168	(3)
Stock-based compensation and Common Stock issued under employee plans	45	—	(3)	—	42	—	42	—
Cash dividends declared ($1.30 per common share)	—	—	(498)	—	(498)	—	(498)	—
Repurchase of Common Shares	—	(807)	—	—	(807)	—	(807)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(43)	(43)	(1)
Acquisitions, disposals and other changes	(7)	—	(2)	—	(9)	1	(8)	35
Noncontrolling interest adjustment (Note 1)	—	—	(114)	—	(114)	114	—	—
Balance as of September 30, 2026	$371	$(5,005)	$125	$(921)	$(5,430)	$166	$(5,264)	$106

Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$265	$(3,390)	$(978)	$(745)	$(4,848)	$63	$(4,785)	$57
Net income	—	—	1,010	—	1,010	60	1,070	1
Other comprehensive income (loss), net of tax	—	—	—	(346)	(346)	7	(339)	6
Stock-based compensation and Common Stock issued under employee plans	55	—	—	—	55	—	55	—
Cash dividends declared ($1.23 per common share)	—	—	(483)	—	(483)	—	(483)	—
Repurchase of Common Shares	—	(808)	—	—	(808)	—	(808)	—
Dividends attributable to noncontrolling interest	—	—	—	—	—	(61)	(61)	—
Acquisitions, disposals and other changes	—	—	(2)	—	(2)	—	(2)	3
Balance as of September 30, 2025	$320	$(4,198)	$(453)	$(1,091)	$(5,422)	$69	$(5,353)	$67

See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Operating Activities:
Net income	$1,228	$1,071
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	124	130
Deferred income tax expense (benefit)	(38)	(102)
Stock compensation cost	57	63
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(347)	(191)
Contract assets and liabilities, current	154	16
Inventories	(78)	(52)
Other current assets	80	76
Accounts payable	(19)	(193)
Accrued liabilities	(85)	21
Pension contributions	(31)	(36)
Other operating activities, net	(28)	(24)
Net cash flows provided by (used in) operating activities	1,017	779
Investing Activities:
Capital expenditures	(116)	(107)
Acquisitions of businesses and intangible assets, net of cash (Note 5)	(195)	(92)
Net proceeds from the sale of fixed assets	1	35
Proceeds from the maturity of short-term investments	84	—
Purchase of short-term investments	(84)	—
Receipts (payments) on settlements of derivative contracts	53	(211)
Other investing activities, net	2	(1)
Net cash flows provided by (used in) investing activities	(255)	(376)
Financing Activities:
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	(47)	248
Proceeds from borrowings (maturities longer than 90 days)	12	32
Repayments of borrowings (maturities longer than 90 days)	(150)	—
Proceeds from issuance of long-term debt	700	500
Payment of debt issuance costs	(5)	(5)
Repayment of long-term debt	(135)	(1,300)
Dividends paid on Common Stock	(498)	(483)
Repurchases of Common Stock	(807)	(809)
Acquisition of noncontrolling interest shares	(11)	—
Dividends paid to noncontrolling interest	(44)	(62)
Other financing activities, net	(12)	(11)
Net cash flows provided by (used in) financing activities	(997)	(1,890)
Effect of exchange rate changes on cash and cash equivalents	8	19
Net increase (decrease) in cash, cash equivalents and restricted cash	(227)	(1,468)
Cash, cash equivalents and restricted cash, beginning of year	1,105	2,321
Cash, cash equivalents and restricted cash, end of period	878	853
Less: Restricted cash	12	13
Cash and cash equivalents, end of period	$866	$840
See accompanying Notes to Condensed Consolidated Financial Statements.

OTIS WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: General

The Condensed Consolidated Financial Statements as of September 30, 2026 and for the quarters and nine months ended September 30, 2026 and 2025 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States ("U.S."). The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for fiscal year 2025 ("2025 Form 10-K" or "Form 10-K").

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available to us and the unknown future impacts of macroeconomic developments, including geopolitical conflicts, inflationary pressures, higher interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries, as of September 30, 2026 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets and revenue recognition. While there was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2026 and for the quarters and nine months ended September 30, 2026 and 2025 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

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

We also assessed certain accounting matters as they relate to the ongoing conflict between Russia and Ukraine and the conflicts in the Middle East, including, but not limited to, our allowance for credit losses, the carrying value of long-lived assets, revenue recognition and the classification of assets. There was not a material impact to our Condensed Consolidated Financial Statements as of September 30, 2026 and for the quarters and nine months ended September 30, 2026 and 2025 resulting from our assessment of these matters. We continue to assess the impact on our results of operations, financial position and overall performance as the situations develop and any broader implications they may have on the global economy.

German Tax Litigation. In August 2024, we received a favorable ruling regarding a tax litigation in Germany. The Company began receiving refunds starting in 2025 and the refund process will continue through 2026. As a result, our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 include an income tax receivable of approximately $7 million and $75 million, respectively, and an interest receivable of approximately $4 million and $65 million, respectively.

Pursuant to the Tax Matters Agreement ("TMA") with United Technologies Corporation ("UTC"), our former parent, subsequently renamed RTX Corporation ("RTX"), and based on the facts and contractual provisions, additional information received from RTX and indemnity payments during 2025, the Company estimated the amount payable to RTX as a result of the outcome of the German tax litigation to be $56 million as of December 31, 2025. Based on indemnity payments made to RTX and adjustments to the indemnity payable in the nine months ended September 30, 2026, the Company now estimates the remaining amount payable to RTX to be $55 million. The adjustments to the indemnity payable resulted in indemnification expense of $5 million for the nine months ended September 30, 2026, compared to $4 million and $62 million for the quarter and nine months ended September 30, 2025, respectively. There was no indemnification expense in the quarter ended September 30, 2026. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2026 and 2025, respectively. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 10, "Income Taxes" and Note 15, "Contingent Liabilities" for additional information.

Supplier Finance Programs. Certain Otis subsidiaries participate in supplier finance programs, under which we agree to pay third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original due dates of the invoices, while the participating suppliers generally have the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions. The outstanding obligations confirmed by the Company as valid to the financial institutions under our supplier finance programs were $735 million and $831 million as of September 30, 2026 and December 31, 2025, respectively, including $89 million and $80 million as of September 30, 2026 and December 31, 2025, respectively, related to programs with payment terms of 240 days from the invoice date. These obligations are included in Accounts payable in the Condensed Consolidated Balance Sheets, and all activity related to the obligations is presented within operating activities in the Condensed Consolidated Statements of Cash Flows.

Noncontrolling Interest Adjustment. In the quarter ended March 31, 2026, the Company recorded an out of period adjustment to correct an immaterial error within Equity, recognizing $114 million in Noncontrolling interest and Retained earnings (accumulated deficit) resulting from previous step acquisitions. This misstatement did not have an impact on previous results of operations or cash flows.

Note 2: Earnings per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2026	2025	2026	2025
Net income attributable to common shareholders	$414	$374	$1,182	$1,010

Basic weighted average number of shares outstanding	381.0	391.0	384.0	393.7
Stock awards and equity units (share equivalent)	0.9	1.8	1.1	2.1
Diluted weighted average number of shares outstanding	381.9	392.8	385.1	395.8

Earnings Per Share of Common Stock:
Basic	$1.09	$0.96	$3.08	$2.57
Diluted	$1.08	$0.95	$3.07	$2.55

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of Otis' common stock ("Common Stock") is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards' assumed proceeds exceed the average market price of the common shares during the period. Lastly, the computations of diluted earnings per share include outstanding awards granted prior to the separation and distribution ("Separation") of each of Otis and Carrier Global Corporation from UTC, our former parent, subsequently renamed RTX Corporation, and converted upon the Separation, in accordance with the Employee Matters Agreement, dated as of April 2, 2020, by and among UTC, Otis and Carrier Global Corporation. There were 2.8 million and 0.8 million of anti-dilutive stock awards excluded from the computation for the quarter and nine months ended September 30, 2026, respectively, compared to 0.8 million and 0.5 million for the same periods in 2025.

The impact of redeemable noncontrolling interest to Net income attributable to common shareholders was immaterial in the quarters and nine months ended September 30, 2026 and 2025.

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

Total Contract assets and Contract liabilities as of September 30, 2026 and December 31, 2025 are as follows:

(dollars in millions)	September 30, 2026	December 31, 2025
Contract assets, current	$908	$699
Total contract assets	908	699

Contract liabilities, current	(2,979)	(2,611)
Contract liabilities, non-current (included within Other long-term liabilities)	(28)	(29)
Total contract liabilities	(3,007)	(2,640)
Net contract liabilities	$(2,099)	$(1,941)

Contract assets increased by $209 million during the nine months ended September 30, 2026, as a result of the progression and timing of billing on customer contracts. Contract liabilities increased by $367 million during the nine months ended September 30, 2026 primarily due to the timing of billings on customer contracts in excess of revenue earned.

In the nine months ended September 30, 2026 and 2025, we recognized revenue of approximately $1.9 billion related to contract liabilities as of January 1, 2026 and 2025.

Remaining Performance Obligations ("RPO"). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of September 30, 2026, our total RPO was approximately $19.6 billion. Of the total RPO as of September 30, 2026, we expect approximately 75% will be recognized as sales over the following 24 months.

Note 4: Inventories

Inventories consisted of the following as of September 30, 2026 and December 31, 2025:

(dollars in millions)	September 30, 2026	December 31, 2025
Raw materials and work-in-process	$152	$139
Finished goods	537	474
Total	$689	$613

Raw materials, work-in-process and finished goods are net of valuation write-downs of $76 million and $84 million as of September 30, 2026 and December 31, 2025, respectively.

Note 5: Business Acquisitions, Dispositions, Goodwill and Intangible Assets

Business Acquisitions. Our acquisitions of businesses and intangible assets, net of cash, totaled $195 million and $92 million in the nine months ended September 30, 2026 and 2025, respectively, and were primarily in our Service segment. Transaction costs incurred were not considered significant.

In April 2026, we acquired the majority ownership of a French company, a provider of elevator maintenance, repair, modernization and digital services for $170 million funded by cash on hand and commercial paper borrowings. The entity is included in our Service segment. The acquisition supports growth in the Service segment and expands our maintenance portfolio. We recorded approximately $140 million of Goodwill, $64 million of Intangible assets and $33 million of Redeemable noncontrolling interest.

The preliminary purchase price allocation for the acquisition is not yet finalized. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

Goodwill. Changes in our Goodwill balance during the nine months ended September 30, 2026 were as follows:

(dollars in millions)	Balance as of December 31, 2025	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2026
New Equipment	$294	$—	$2	$296
Service	1,401	142	7	1,550
Total	$1,695	$142	$9	$1,846

Intangible Assets. Intangible assets cost and accumulated amortization were $2,279 million and $1,900 million, respectively, as of September 30, 2026, and $2,220 million and $1,877 million, respectively, as of December 31, 2025.

Amortization of intangible assets for the quarter and nine months ended September 30, 2026 was $14 million and $41 million, respectively, compared to $17 million and $47 million for the same periods in 2025. Excluding the impact of acquisitions and currency translation adjustments, there were no other significant changes in our Intangible assets during the quarters and nine months ended September 30, 2026 and 2025.

Held For Sale Assets and Liabilities. Assets held for sale were $4 million and $5 million as of September 30, 2026 and December 31, 2025, respectively. These balances are included in Other current assets in the Condensed Consolidated Balance Sheets. There were no liabilities held for sale as of September 30, 2026 and December 31, 2025.

During 2025, we sold one of our non-U.S. subsidiaries, primarily related to the Service segment. The Company recorded an impairment loss of $10 million related to the sale in Other income (expense), net in the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2025.

Note 6: Borrowings and Lines of Credit

Short-term borrowings consisted of the following:

(dollars in millions)	September 30, 2026	December 31, 2025
Commercial paper	$—	$—
Other borrowings	42	215
Total short-term borrowings	$42	$215

Commercial Paper and Other Borrowings. As of September 30, 2026, there were no borrowings outstanding under the Company's $1.5 billion commercial paper programs. We use our commercial paper borrowings for general corporate purposes including to finance acquisitions, pay dividends, repurchase shares and for debt refinancing. The need for commercial paper borrowings may arise if the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S. Other borrowings primarily consisted of borrowings for the purchase of the outstanding shares of Otis Electric Elevator Company Limited from the noncontrolling shareholder in 2025, which have been substantially repaid as of September 30, 2026.

Long-term debt. As of September 30, 2026, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility, maturing August 8, 2030. As of September 30, 2026, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

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

As of September 30, 2026, the Company is in compliance with all covenants in the revolving credit agreement and the indentures governing all outstanding long-term debt. Long-term debt, including the current portion, consisted of the following:

(dollars in millions)	September 30, 2026	December 31, 2025
0.370% notes due 2026 (¥21.5 billion principal value)	$—	$137
0.318% notes due 2026 (€600 million principal value)	683	705
2.293% notes due 2027	500	500
2.875% notes due 2027 (€850 million principal value)	967	999
5.250% notes due 2028	750	750
4.488% notes due 2029	700	—
2.565% notes due 2030	1,500	1,500
5.125% notes due 2031	600	600
0.934% notes due 2031 (€500 million principal value)	569	588
5.131% notes due 2035	500	500
3.112% notes due 2040	750	750
3.362% notes due 2050	750	750
Other (including finance leases)	5	6
Total principal long-term debt	8,274	7,785
Other (debt discounts and issuance costs)	(41)	(44)
Total long-term debt	8,233	7,741
Less: current portion	1,182	841
Long-term debt, net of current portion	$7,051	$6,900

We may redeem any series of notes at our option pursuant to certain terms.

Debt discounts and debt issuance costs are presented as a reduction of debt on the Condensed Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method. The Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2026 and 2025 reflect the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Debt discounts and issuance costs amortization	$3	$3	$8	$8
Total interest expense on external debt	65	53	185	160

The unamortized debt issuance costs as of September 30, 2026 and December 31, 2025 were $38 million and $41 million, respectively.

The weighted average maturity of our long-term debt as of September 30, 2026 is approximately 5.8 years. The weighted average interest expense rate on our borrowings outstanding as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Short-term commercial paper	—%	—%
Total long-term debt	3.2%	3.0%

The weighted average interest expense rate on our borrowings during the quarters and nine months ended September 30, 2026 and 2025 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Short-term commercial paper	4.1%	3.6%	3.5%	3.8%
Total long-term debt	3.1%	2.9%	3.1%	2.8%

Note 7: Employee Benefit Plans

Pension and Postretirement Plans. The Company sponsors both funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Defined benefit plans	$10	$9	$31	$36
Defined contribution plans	18	18	59	56
Multi-employer pension and postretirement plans	42	40	125	121

The following table illustrates the components of net periodic benefit cost for the Company's defined benefit pension plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Service cost	$9	$8	$27	$25
Interest cost	8	8	27	24
Expected return on plan assets	(9)	(9)	(27)	(26)
Recognized actuarial net loss	—	1	1	2
Net settlement and curtailment (gain) loss	—	4	—	4
Total net periodic benefit cost	$8	$12	$28	$29

Postretirement Benefit Plans. The Company sponsors postretirement benefit plans that provide health benefits to eligible retirees. The postretirement plans are unfunded. The net periodic benefit cost was less than $1 million for the quarters and nine months ended September 30, 2026 and 2025.

Stock-based Compensation. The Company adopted the 2020 Long-Term Incentive Plan (the "Plan") effective April 3, 2020. As of September 30, 2026, approximately 16 million shares remain available for awards under the Plan.

The Company measures the cost of all share-based awards, including stock options, at fair value on the grant date and recognizes this cost in the Condensed Consolidated Statements of Operations over the award's applicable vesting period. A forfeiture rate assumption is applied on grant date to adjust the expense recognition for awards that are not expected to vest.

Stock-based compensation expense and the resulting tax benefits were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Stock-based compensation expense (Share Based)	$18	$19	$57	$63
Less: future tax benefit	(1)	(2)	(5)	(6)
Stock-based compensation expense, net of tax	$17	$17	$52	$57

As of September 30, 2026, following our annual equity award grant issuance on February 3, 2026, there was approximately $93 million of total unrecognized compensation cost related to non-vested equity awards granted under the Plan. This cost is expected to be recognized ratably over a weighted-average period of 1.6 years.

Note 8: Stock

Preferred Stock. There are 125 million shares of $0.01 par value Preferred Stock authorized, of which none were issued as of September 30, 2026 and December 31, 2025.

Common Stock. There are 2.0 billion shares of $0.01 par value Common Stock authorized. As of September 30, 2026 and December 31, 2025, 439.9 million and 439.4 million shares of Common Stock were issued, respectively, which includes 59.2 million and 49.6 million shares of treasury stock, respectively.

Treasury Stock. As of September 30, 2026, the Company was authorized by the Board of Directors of Otis to purchase up to $2.0 billion of Common Stock under a share repurchase program, of which $500 million was remaining at such time.

The Company did not repurchase any shares during the quarter ended September 30, 2026, compared to 2.8 million shares for $247 million in the same period of 2025. During the nine months ended September 30, 2026, the Company repurchased 9.6 million shares for $800 million, compared to 8.6 million shares for $800 million in the same period of 2025. Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired in Treasury Stock on the Condensed Consolidated Balance Sheets, as well as within financing activities in the Condensed Consolidated Statements of Cash Flows when paid.

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

Note 9: Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax, for the quarters and nine months ended September 30, 2026 and 2025 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2026
Balance as of June 30, 2026	$(951)	$(35)	$7	$(979)
Other comprehensive income (loss) before reclassifications, net	55	—	4	59
Amounts reclassified, pre-tax	—	1	(2)	(1)
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2026	$(896)	$(34)	$9	$(921)

Nine Months Ended September 30, 2026
Balance as of December 31, 2025	$(1,053)	$(35)	$1	$(1,087)
Other comprehensive income (loss) before reclassifications, net	157	—	12	169
Amounts reclassified, pre-tax	—	1	(4)	(3)
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2026	$(896)	$(34)	$9	$(921)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2025
Balance as of June 30, 2025	$(977)	$(75)	$(4)	$(1,056)
Other comprehensive income (loss) before reclassifications, net	(39)	—	4	(35)
Amounts reclassified, pre-tax	—	1	(1)	—
Tax benefit reclassified	—	—	—	—
Balance as of September 30, 2025	$(1,016)	$(74)	$(1)	$(1,091)

Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$(672)	$(76)	$3	$(745)
Other comprehensive income (loss) before reclassifications, net	(344)	—	(5)	(349)
Amounts reclassified, pre-tax	—	2	2	4
Tax benefit reclassified	—	—	(1)	(1)
Balance as of September 30, 2025	$(1,016)	$(74)	$(1)	$(1,091)

Amounts reclassified that relate to defined benefit pension and postretirement plans include amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented. See Note 7, "Employee Benefit Plans" for additional information.

Note 10: Income Taxes

The decrease in the effective tax rate for the quarter and nine months ended September 30, 2026, compared to the same periods in 2025, is primarily due to a reduction in the current tax liability as a result of filing Non-US income tax returns. In addition, the decrease in the effective tax rate for the nine months ended September 30, 2026, is due to the reduction in a deferred tax liability related to the mitigation of future repatriation costs and the absence of the impact of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX.

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

During the quarters and nine months ended September 30, 2026 and 2025, we recorded restructuring costs for new and ongoing restructuring actions, including UpLift actions, as follows:

	Quarter Ended September 30, 2026			Quarter Ended September 30, 2025
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$—	$2	$2	$6	$5	$11
Selling, general and administrative	—	3	3	21	1	22
Total	$—	$5	$5	$27	$6	$33

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in millions)	UpLift	Other	Total	UpLift	Other	Total
Cost of products and services sold	$—	$8	$8	$13	$26	$39
Selling, general and administrative	—	15	15	59	15	74
Total	$—	$23	$23	$72	$41	$113

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

In the quarter and nine months ended September 30, 2025, we incurred $10 million and $51 million, respectively, of incremental, non-restructuring costs associated with transforming our operating model as a part of UpLift ("UpLift transformation costs"), which are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. The UpLift transformation costs are primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement.

Other Restructuring Actions. The Other restructuring expenses incurred during the quarters and nine months ended September 30, 2026 and 2025, were primarily the result of restructuring programs initiated during 2026 and 2025 related to severance and facility exit costs. We are targeting to complete in 2026 the majority of the remaining restructuring actions initiated in the quarter and nine months ended September 30, 2026 and the full year 2025, with certain utilization beyond 2026 due to contractual obligations or legal requirements in the applicable jurisdictions. Expected total costs and remaining costs to incur for the other restructuring actions initiated are $81 million and $22 million, respectively.

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

Restructuring Accruals. The following table summarizes the accrual balance and utilization for restructuring actions, which are primarily for severance costs:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring Actions
Restructuring accruals as of December 31, 2025	$50	$24	$74
Net restructuring costs	—	23	23
Utilization, foreign exchange and other costs	(27)	(29)	(56)
Restructuring accruals as of September 30, 2026	$23	$18	$41

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

The four-quarter average of the notional amount of foreign exchange contracts hedging foreign currency transactions was approximately $5.6 billion as of September 30, 2026 and December 31, 2025. The four-quarter average of the notional amount of contracts hedging commodity purchases was $12 million as of September 30, 2026 and December 31, 2025.

The following table summarizes the fair value and presentation on the Condensed Consolidated Balance Sheets for derivative instruments as of September 30, 2026 and December 31, 2025:

(dollars in millions)	Balance Sheet Classification	September 30, 2026	December 31, 2025
Derivatives designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$8	$4
Commodity contracts	Other current assets	1	—
Foreign exchange contracts	Other assets	6	2
	Total asset derivatives	$15	$6

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(2)	$(3)
Foreign exchange contracts	Other long-term liabilities	—	(2)
	Total liability derivatives	$(2)	$(5)
Derivatives not designated as Cash flow hedging instruments:
	Asset Derivatives:
Foreign exchange contracts	Other current assets	$69	$11
Commodity contracts	Other current assets	2	1
Foreign exchange contracts	Other assets	10	2
	Total asset derivatives	$81	$14

	Liability Derivatives:
Foreign exchange contracts	Accrued liabilities	$(21)	$(25)
Foreign exchange contracts	Other long-term liabilities	(2)	(2)
	Total liability derivatives	$(23)	$(27)

Derivatives designated as Cash flow hedging instruments. The amount of gain or (loss) attributable to foreign exchange and commodity contract activity reclassified from Accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2026 and 2025 was immaterial, and is presented in Note 9, "Accumulated Other Comprehensive Income (Loss)".

The pre-tax effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) as of September 30, 2026 and December 31, 2025 are presented in the table below:

(dollars in millions)	September 30, 2026	December 31, 2025
Gain (loss) recorded in Accumulated other comprehensive income (loss)	$11	$1

The Company utilizes the critical terms match method in assessing firm commitment derivatives and regression testing in assessing commodity derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.

Assuming current market conditions continue, pre-tax gains of $7 million are expected to be reclassified from Accumulated other comprehensive income (loss) into Cost of products sold to reflect the fixed prices obtained from foreign exchange and commodity hedging within the next 12 months. All derivative contracts accounted for as cash flow hedges as of September 30, 2026 will mature by December 2031.

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

As of September 30, 2026, we have derivative instruments that qualify as net investment hedges against our investments in certain European businesses (notional amount of €130 million) and Asian businesses (notional amount of HK$2.2 billion and ¥16 billion). The net investment hedges are deemed to be effective. The maturity dates of the current derivative instruments designated in net investment hedges range from 2026 to 2028.

During the nine months ended September 30, 2026, we de-designated derivative and non-derivative instruments that qualified as net investment hedges in certain European and Asian businesses with notional amounts of €169 million and ¥21.5 billion, respectively. These de-designated instruments were deemed to be effective until de-designation.

The following table summarizes the amounts of gains (losses) recognized in other comprehensive income (loss) related to non-derivative and derivative instruments designated as net investment hedges:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Foreign currency denominated long-term debt	$—	$3	$2	$(7)
Foreign currency forward contracts	4	(1)	13	(7)
Total	$4	$2	$15	$(14)

Derivatives not designated as Cash flow hedging instruments. The net effect of derivatives not designated as Cash flow hedging instruments within Other income (expense), net, on the Condensed Consolidated Statements of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Foreign exchange contracts	$—	$2	$12	$18

The effects of gains (losses) from derivatives not designated as Cash flow hedge instruments within Cost of products sold on the Condensed Consolidated Statements of Operations were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Commodity and foreign exchange contracts	$2	$1	$10	$3

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

As of September 30, 2026, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

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

Recurring Fair Value Measurements. In accordance with the provisions of ASC 820: Fair Value Measurements, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$56	$56	$—	$—
Derivative assets	96	—	96	—
Derivative liabilities	(25)	—	(25)	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities	$55	$55	$—	$—
Derivative assets	20	—	20	—
Derivative liabilities	(32)	—	(32)	—

In addition to the table above, due to the short-term nature, Cash and cash equivalents carrying amount approximates fair value and is classified as Level 1.

Fair Value of Financial Instruments. The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables, net	$52	$52	$49	$48
Customer financing notes receivable, net	14	12	16	14
Short-term borrowings	(42)	(42)	(214)	(214)
Long-term debt, including current portion (excluding leases and other)	(8,269)	(7,473)	(7,779)	(7,269)
Long-term liabilities, including current portion	(25)	(24)	(84)	(81)

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$52	$—	$52	$—
Customer financing notes receivable, net	12	—	12	—
Short-term borrowings	(42)	—	(42)	—
Long-term debt, including current portion (excluding leases and other)	(7,473)	—	(7,473)	—
Long-term liabilities, including current portion	(24)	—	(24)	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables, net	$48	$—	$48	$—
Customer financing notes receivable, net	14	—	14	—
Short-term borrowings	(214)	—	(214)	—
Long-term debt, including current portion (excluding leases and other)	(7,269)	—	(7,269)	—
Long-term liabilities, including current portion	(81)	—	(81)	—

Note 14: Guarantees

The Company provides service and warranty on its products beyond normal service and warranty policies. The carrying amount of service and product guarantees were $12 million and $10 million as of September 30, 2026 and December 31, 2025, respectively.

The Company provides certain financial guarantees to third parties. As of September 30, 2026, Otis has stand-by letters of credit with maximum potential payment totaling $157 million. We accrue costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with ASC Topic 460: Guarantees, we record these liabilities at fair value. As of September 30, 2026, Otis has determined there are no estimated costs probable under these guarantees.

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

Legal Proceedings.

German Tax Litigation

In the third quarter of 2024, Otis prevailed in a German tax litigation case stemming from the 1998 reorganization of the Company's operations in Germany. As a result of winning the case, the Company expects to receive total refunds of prepaid tax, prepaid interest, overpayment interest, and court fees of approximately €326 million net of tax (approximately $371 million) as of September 30, 2026. The Company began receiving refunds starting in 2025 and the refund process will continue through 2026.

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

(dollars in millions)	September 30, 2026	December 31, 2025
Indemnity Payable (in Accrued liabilities)	$55	$56

This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

See Note 1, "General" for additional information on the impacts of the TMA activity to the Condensed Consolidated Financial Statements as of and for the quarter and nine months ended September 30, 2026.

Asbestos Matters

We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. While we have never manufactured any asbestos-containing component parts, and no longer incorporate asbestos in any current products, certain of our historical products have contained components manufactured by third parties incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate as of and for the periods ended September 30, 2026 and December 31, 2025.

The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $11 million to $31 million as of September 30, 2026 and December 31, 2025. Since no amount within the range of estimates is more likely to occur than any other, we have recorded the minimum amount of $11 million as of September 30, 2026 and December 31, 2025, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Amounts are on a pre-tax basis, not discounted, and exclude the Company's legal fees to defend the asbestos claims (which will continue to be expensed as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $3 million as of September 30, 2026 and December 31, 2025, which is principally included in Other assets on our Condensed Consolidated Balance Sheets.

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

Refer to Note 16, "Segment Financial Data" for information about litigation-related settlement costs recognized in the nine months ended September 30, 2025 for certain legal matters that are outside of the ordinary course of business.

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

Segment information for the quarters ended September 30, 2026 and 2025 is as follows:

	Quarter Ended September 30, 2026			Quarter Ended September 30, 2025
(dollars in millions)	New Equipment	Service	Total	New Equipment	Service	Total
Net sales	$1,298	$2,616	$3,914	$1,257	$2,433	$3,690
Costs and expenses:
Cost of sales	1,100	1,657	2,757	1,053	1,494	2,547
Selling, general and administrative	127	314	441	119	308	427
Other including research and development	29	12	41	26	10	36
Total segment operating profit	$42	$633	675	$59	$621	680
Corporate and Unallocated
General corporate expenses and other			49			48
UpLift restructuring			—			27
Other restructuring			5			6
UpLift transformation costs			—			10
Separation-related adjustments			—			4
Other, net			1			(1)
Total company operating profit			620			586
Non-service pension cost (benefit)			—			4
Interest expense (income), net			68			61
Net income before income taxes			$552			$521

Segment information for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in millions)	New Equipment	Service	Total	New Equipment	Service	Total
Net sales	$3,726	$7,613	$11,339	$3,696	$6,939	$10,635
Costs and expenses:
Cost of sales	3,136	4,822	7,958	3,076	4,297	7,373
Selling, general and administrative	388	967	1,355	348	882	1,230
Other including research and development	82	36	118	79	24	103
Total segment operating profit	$120	$1,788	1,908	$193	$1,736	1,929
Corporate and Unallocated
General corporate expenses and other			145			125
UpLift restructuring			—			72
Other restructuring			23			41
UpLift transformation costs			—			51
Separation-related adjustments			5			65
Litigation-related settlement costs			—			21
Held for sale impairment			—			10
Other, net			1			—
Total company operating profit			1,734			1,544
Non-service pension cost (benefit)			2			4
Interest expense (income), net			153			132
Net income before income taxes			$1,579			$1,408

Corporate and Unallocated includes adjustments related to the Separation, litigation-related settlement costs, impairment loss related to net assets held for sale, restructuring costs, and UpLift transformation costs.

Separation-related adjustments represent net adjustments of amounts due to and from RTX in accordance with the TMA, including amounts due to RTX related to a favorable ruling received in August 2024 regarding the German tax litigation. These adjustments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations during the quarters and nine months ended September 30, 2026 and 2025, respectively. See Note 10, "Income Taxes" and Note 15, "Contingent Liabilities" for additional information about the German tax litigation.

Litigation-related settlement costs in the nine months ended September 30, 2025 represent the aggregate amount of settlement costs and increase in loss contingency accruals, excluding legal costs, for certain legal matters that are outside of the ordinary course of business due to the size, complexity and/or unique facts of these matters.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in the ASU to determine which entity is the accounting acquirer. The amendments in ASU 2025-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the impact of this standard, however, we do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

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

Other new accounting pronouncements issued but not effective until after September 30, 2026 are not expected to have a material impact on our financial position, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Otis Worldwide Corporation for the quarters and nine months ended September 30, 2026 and 2025, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 29, 2026, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional review procedures beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("the Act") for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Otis Worldwide Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Otis Worldwide Corporation and its subsidiaries (the "Company") as of September 30, 2026, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and nine-month periods ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, including the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2026

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

German Tax Litigation

In August 2024, we received a favorable ruling regarding a German tax litigation. Pursuant to the Tax Matters Agreement ("TMA") with United Technologies Corporation ("UTC"), our former parent, subsequently renamed RTX Corporation ("RTX"), and based on the facts and contractual provisions, additional information received from RTX and indemnity payments during 2025, the Company estimated the amount payable to RTX as a result of the outcome of the German tax litigation to be $56 million as of December 31, 2025. Based on indemnity payments made to RTX and adjustments to the indemnity payable in the nine months ended September 30, 2026, the Company now estimates the remaining amount payable to RTX to be $55 million. The adjustments to the indemnity payable resulted in indemnification expense of $5 million for the nine months ended September 30, 2026 compared to $4 million and $62 million for the quarter and nine months ended September 30, 2025, respectively. There was no indemnification expense in the quarter ended September 30, 2026. This indemnification expense is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2026 and 2025. This estimate could further change due to the parties' continuing dispute concerning the scope of the final indemnity amount, which will be resolved pursuant to the procedures set forth in the TMA.

For further details, refer to Note 10 and Note 15 to the Condensed Consolidated Financial Statements, as well as our Consolidated Financial Statements in the 2025 Form 10-K.

Impact of Global Macroeconomic Conditions on Our Company

Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company's operations and overall financial performance during the quarters and nine months ended September 30, 2026 and 2025. These macroeconomic conditions include, among others, geopolitical conflicts, inflationary pressures, high interest rates, tighter credit conditions and changes in global trade policies including higher tariffs in the U.S. and other countries. These macroeconomic trends could continue to impact our business, including impacts to overall financial performance during the remainder of 2026, as a result of the following, among other things:

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

To the extent possible, we continue to operate our business in Ukraine. We do not have material net sales or operating profit in Ukraine.

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

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Net sales	$3,914	$3,690	$11,339	$10,635
Percentage change year-over-year	6%		7%

The factors contributing to the total percentage change year-over-year in total Net sales for the quarter and nine months ended September 30, 2026 are as follows:

Components of Net sales change:	Quarter Ended September 30, 2026	Nine Months Ended September 30, 2026
Organic volume	6%	4%
Foreign currency translation	—%	2%
Acquisitions and divestitures, net and other	—%	1%
Total % change	6%	7%

The Organic volume increase of 6% for the quarter ended September 30, 2026 was driven by an increase of 7% in Service and 3% in New Equipment. The Organic volume increase of 4% for the nine months ended September 30, 2026 was driven by an increase of 7% in Service, partially offset by a decrease of (1)% in New Equipment.

See the "Segment Review" section for a discussion of Net sales by segment.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Total cost of products and services sold	$2,759	$2,557	$7,966	$7,412
Percentage change year-over-year	8%		7%

The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2026 in total cost of products and services sold are as follows:

Components of Cost of Products and Services Sold change:	Quarter Ended September 30, 2026	Nine Months Ended September 30, 2026
Organic volume	8%	6%
Foreign currency translation	—%	2%
Acquisitions and divestitures, net and other	—%	(1)%
Total % change	8%	7%

The Organic volume for total cost of products and services sold increased 8% and 6% for the quarter and nine months ended September 30, 2026, respectively, primarily driven by the organic sales changes noted above and the impacts of higher labor costs including the impact of ongoing costs to support operational execution and productivity, and higher material costs, including commodity costs.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Gross margin	$1,155	$1,133	$3,373	$3,223
Gross margin percentage	29.5%	30.7%	29.7%	30.3%

Gross margin percentage decreased (120) basis points and (60) basis points for the quarter and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, due to the cost increases described above, partially offset by the benefit from Service sales growing faster than New Equipment sales.

See the "Segment Review" section below for discussion of operating results by segment.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Research and development	$40	$36	$117	$111
Percentage of Net sales	1.0%	1.0%	1.0%	1.0%

Research and development was relatively flat for the quarter and nine months ended September 30, 2026, when compared to the same periods in 2025.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Selling, general and administrative	$489	$504	$1,519	$1,467
Percentage of Net sales	12.5%	13.7%	13.4%	13.8%

Selling, general and administrative expenses decreased $(15) million for the quarter ended September 30, 2026, when compared to the same period in 2025, driven by lower restructuring costs, savings resulting from restructuring actions and lower other employment related costs, partially offset by higher labor costs including the impact of ongoing costs to support operational execution and higher costs resulting from organizational initiatives.

Selling, general and administrative expenses increased $52 million for the nine months ended September 30, 2026, when compared to the same period in 2025, driven by higher labor costs including the impact of ongoing costs to support operational execution, higher costs resulting from organizational initiatives, higher credit loss reserves and the impacts from foreign exchange, partially offset by lower restructuring costs, savings resulting from restructuring actions and lower other employment related costs.

Selling, general and administrative expenses as a percentage of Net sales decreased (120) basis points and (40) basis points for the quarter and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025.

Restructuring Costs

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
UpLift restructuring	$—	$72
Other restructuring	23	41
Total restructuring costs	$23	$113

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

Other restructuring costs were $23 million for the nine months ended September 30, 2026 and included $19 million of costs related to 2026 actions and $4 million of costs related to 2025 actions.

In addition to UpLift restructuring costs, UpLift transformation costs were $51 million in the nine months ended September 30, 2025, which were primarily for consultants, third-party service providers and personnel focused on designing and implementing a centralized service delivery model that supports our new organizational structure, including the standardization of our supply chain and digital technology procurement. These UpLift transformation costs are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Most of the expected charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. The table below presents approximate cash outflows related to the restructuring actions during the nine months ended September 30, 2026, and the expected cash payments to complete the actions announced:

(dollars in millions)	UpLift Actions	Other Actions	Total Restructuring
Cash outflows during the nine months ended September 30, 2026	$17	$24	$41
Expected cash payments remaining to complete actions announced	41	40	81

The approved UpLift restructuring actions generated approximately $103 million in annual recurring savings at the end of 2025, primarily in Selling, general and administrative expenses, and of which approximately $77 million was realized during the nine months ended September 30, 2026, including $14 million of incremental savings compared to the same period in 2025.

For other restructuring actions, we generally expect to achieve annual recurring savings within the two-year period subsequent to initiating the actions, including $21 million for the 2026 actions and $40 million for the 2025 actions, of which approximately 25% relates to Cost of products and services sold and 75% relates to Selling, general and administrative expenses. Approximately $36 million of savings was realized for the 2026 and 2025 actions during the nine months ended September 30, 2026.

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

For additional discussion of restructuring, see Note 11 to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Other income (expense), net	$(6)	$(7)	$(3)	$(101)

The change in Other income (expense), net of $1 million for the quarter ended September 30, 2026 compared to the same period in 2025, was partially driven by the unfavorable impacts of foreign currency mark-to-market adjustments and other adjustments. The change was also impacted by the absence of prior period items including $10 million of UpLift transformation costs and $4 million of Separation-related adjustments.

The change in Other income (expense), net of $98 million for the nine months ended September 30, 2026 compared to the same period in 2025, was partially driven by lower Separation-related adjustments of $60 million, partially offset by the unfavorable impacts of foreign currency mark-to-market adjustments and other adjustments. The change was also impacted by the absence of prior period items including; $51 million of UpLift transformation costs, $21 million of non-recurring litigation-related settlement costs, $10 million of impairment loss related to net assets held for sale, and gains on the sale of fixed assets of $15 million.

For additional discussion of the Separation-related adjustments, litigation-related settlement costs and held for sale impairment, see Note 16 to the Condensed Consolidated Financial Statements. For additional discussion of the restructuring and UpLift transformation costs, see Note 11 to the Condensed Consolidated Financial Statements.

Interest Expense (Income), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Interest expense (income), net	$68	$61	$153	$132

The changes in Interest expense (income), net were $7 million and $21 million for the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily driven by higher interest expense related to the $700 million unsecured, unsubordinated debt issued in May 2026 and the $500 million unsecured, unsubordinated debt issued in September 2025, partially offset by lower interest expense related to the repayment of the $1.3 billion unsecured, unsubordinated debt in April 2025. The nine months ended September 30, 2026 also benefited from higher interest income.

The average interest rate on our long-term debt for the quarters ended September 30, 2026 and 2025 was 3.1% and 2.9%, respectively. For additional discussion of borrowings, see Note 6 to the Condensed Consolidated Financial Statements.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective tax rate	22.8%	24.8%	22.2%	23.9%

The decrease in the effective tax rate for the quarter and nine months ended September 30, 2026, compared to the same periods in 2025, is primarily due to a reduction in the current tax liability as a result of filing Non-US income tax returns. In addition, the decrease in the effective tax rate for the nine months ended September 30, 2026, is due to the reduction in a deferred tax liability related to the mitigation of future repatriation costs and the absence of the impact of the increase in our estimated nondeductible TMA indemnity obligation payable to RTX.

We anticipate some variability in the tax rate quarter to quarter from potential discrete items.

For additional discussion of income taxes and the effective income tax rate, see Note 10 to the Condensed Consolidated Financial Statements.

Noncontrolling Interest in Subsidiaries' Earnings and Net Income Attributable to Otis Worldwide Corporation

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Noncontrolling interest in subsidiaries' earnings	$12	$18	$46	$61
Net income attributable to Otis Worldwide Corporation	$414	$374	$1,182	$1,010

Noncontrolling interest in subsidiaries' earnings decreased for the quarter and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to lower net income from non-wholly owned subsidiaries. Other than our acquisition of the noncontrolling shares of Otis Electric Elevator Company Limited during the fourth quarter of 2025 and the acquisition of majority ownership of a French company in April 2026, ownership interest in the underlying non-wholly owned subsidiaries has remained generally consistent year-over-year.

For additional discussion of the acquisition of majority ownership of the French company, see Note 5 to the Condensed Consolidated Financial Statements.

Net income attributable to Otis Worldwide Corporation increased for the quarter and nine months ended September 30, 2026, compared to the same periods in 2025, due to higher operating profit (including the impact of foreign exchange rates), a lower effective tax rate and lower noncontrolling interest in subsidiaries' earnings, partially offset by higher interest expense.

Segment Review

Summary performance for our operating segments, reconciled to total operating profit, for the quarters ended September 30, 2026 and 2025 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2026	2025	2026	2025	2026	2025
New Equipment	$1,298	$1,257	$42	$59	3.2%	4.7%
Service	2,616	2,433	633	621	24.2%	25.5%
Total segment	$3,914	$3,690	675	680	17.2%	18.4%
Corporate and Unallocated
General corporate expenses and other			49	48
UpLift restructuring			—	27
Other restructuring			5	6
UpLift transformation costs			—	10
Separation-related adjustments			—	4
Other, net			1	(1)
Consolidated Operating Profit			$620	$586	15.8%	15.9%

Summary performance for our operating segments, reconciled to total operating profit, for the nine months ended September 30, 2026 and 2025 was as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2026	2025	2026	2025	2026	2025
New Equipment	$3,726	$3,696	$120	$193	3.2%	5.2%
Service	7,613	6,939	1,788	1,736	23.5%	25.0%
Total segment	$11,339	$10,635	1,908	1,929	16.8%	18.1%
Corporate and Unallocated
General corporate expenses and other			145	125
UpLift restructuring			—	72
Other restructuring			23	41
UpLift transformation costs			—	51
Separation-related adjustments			5	65
Litigation-related settlement costs			—	21
Held for sale impairment			—	10
Other, net			1	—
Consolidated Operating Profit			$1,734	$1,544	15.3%	14.5%

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

Summary performance for New Equipment for the quarters and nine months ended September 30, 2026 and 2025 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	Change	2026	2025	Change	Change
Net sales	$1,298	$1,257	$41	3%	$3,726	$3,696	$30	1%
Cost of sales	1,100	1,053	47	4%	3,136	3,076	60	2%
	198	204	(6)	(3)%	590	620	(30)	(5)%
Operating expenses	156	145	11	8%	470	427	43	10%
Operating profit	$42	$59	$(17)	(29)%	$120	$193	$(73)	(38)%
Operating profit margin	3.2%	4.7%			3.2%	5.2%

Summary analysis of the Net sales change for New Equipment for the quarter and nine months ended September 30, 2026 compared with the same periods in 2025 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2026	Nine Months Ended September 30, 2026
Organic volume	3%	(1)%
Foreign currency translation	—%	2%
Acquisitions and divestitures, net and other	—%	—%
Total % change	3%	1%

Quarter Ended September 30, 2026

Net sales

The organic sales increase of 3% was primarily driven by low teens growth in Americas, high single-digit growth in Asia Pacific and mid single-digit growth in EMEA, partially offset by a greater than (20)% decline in China.

Operating profit

New Equipment operating profit decreased $(17) million. The impacts of unfavorable price, regional and product mix and higher costs resulting from organizational initiatives were partially offset by productivity and higher volumes. Operating margin decreased (150) basis points.

Nine Months Ended September 30, 2026

Net sales

The organic sales decrease of (1)% was primarily driven by a greater than (20)% decline in China, partially offset by high single-digit growth in Americas and low single-digit growth in EMEA and Asia Pacific.

Operating profit

New Equipment operating profit decreased $(73) million. The impacts of lower volume, unfavorable price, regional and product mix and higher costs resulting from organizational initiatives were partially offset by productivity. Operating margin decreased (200) basis points.

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

Summary performance for Service for the quarters and nine months ended September 30, 2026 and 2025 was as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	Change	2026	2025	Change	Change
Net sales	$2,616	$2,433	$183	8%	$7,613	$6,939	$674	10%
Cost of sales	1,657	1,494	163	11%	4,822	4,297	525	12%
	959	939	20	2%	2,791	2,642	149	6%
Operating expenses	326	318	8	3%	1,003	906	97	11%
Operating profit	$633	$621	$12	2%	$1,788	$1,736	$52	3%
Operating profit margin	24.2%	25.5%			23.5%	25.0%

Summary analysis of Service Net sales change for the quarter and nine months ended September 30, 2026 compared with the same periods in 2025 was as follows:

Components of Net sales change:	Quarter Ended September 30, 2026	Nine Months Ended September 30, 2026
Organic volume	7%	7%
Foreign currency translation	(1)%	2%
Acquisitions and divestitures, net and other	2%	1%
Total % change	8%	10%

Quarter Ended September 30, 2026

Net sales

The organic sales increase of 7% is due to increases in maintenance and repair of 4% and in modernization of 20%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	4%	20%
Foreign currency translation	(1)%	—%
Acquisitions and divestitures, net and other	1%	—%
Total % change	4%	20%

Operating profit

Service operating profit increased $12 million including foreign exchange headwinds of $8 million. Higher volume, improved pricing, and other employment related cost reductions were partially offset by higher costs resulting from organizational initiatives, higher labor costs including the impact of ongoing costs to support operational execution and productivity, and mix. Operating margin decreased (130) basis points.

Nine Months Ended September 30, 2026

Net sales

The organic sales increase of 7% is due to increases in maintenance and repair of 5% and in modernization of 17%.

Components of Net sales change:	Maintenance and Repair	Modernization
Organic volume	5%	17%
Foreign currency translation	2%	1%
Acquisitions and divestitures, net and other	1%	1%
Total % change	8%	19%

Operating profit

Service operating profit increased $52 million including foreign exchange tailwinds of $26 million. Higher volume, improved pricing, and other employment related cost reductions were partially offset by higher costs resulting from organizational initiatives, higher labor costs including the impact of ongoing costs to support operational execution and productivity, higher material costs, and mix. Operating margin decreased (150) basis points.

Corporate and Unallocated

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
General corporate expenses and other	$49	$48	$145	$125
UpLift restructuring	—	27	—	72
Other restructuring	5	6	23	41
UpLift transformation costs	—	10	—	51
Separation-related adjustments	—	4	5	65
Litigation-related settlement costs	—	—	—	21
Held for sale impairment	—	—	—	10
Other, net	1	(1)	1	—
Total Corporate and Unallocated	$55	$94	$174	$385

General corporate expenses and other increased $1 million and $20 million for the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven by the unfavorable impacts of foreign currency mark-to-market adjustments and other adjustments. The nine months ended September 30, 2026 was also impacted by the absence of gains on the sale of fixed assets in the prior period.

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

As of September 30, 2026, we had cash and cash equivalents of $866 million, of which approximately 86% was held by the Company's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost-effectiveness with which those funds can be accessed. On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions and divestitures or other legal obligations. As of September 30, 2026 and December 31, 2025, the amount of such restricted cash was $12 million and $9 million, respectively.

From time-to-time we may need to access the capital markets to obtain financing. We may incur indebtedness or issue equity as needed. Although we believe that the arrangements in place as of September 30, 2026 permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future could be impacted by many factors, including (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy, including tighter credit conditions. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.

The following table contains several key measures of our financial condition and liquidity:

(dollars in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$866	$1,096
Total debt	8,275	7,956
Net debt (total debt less cash and cash equivalents)	7,409	6,860
Total equity	(5,264)	(5,346)
Total capitalization (total debt plus total equity)	3,011	2,610
Net capitalization (total debt plus total equity less cash and cash equivalents)	2,145	1,514

Total debt to total capitalization	275%	305%
Net debt to net capitalization	345%	453%

The Company does not intend to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings.

Borrowings and Lines of Credit

As of September 30, 2026, we had a revolving credit agreement with various banks providing for a $1.5 billion unsecured, unsubordinated five-year revolving credit facility. As of September 30, 2026, there were no borrowings under the revolving credit agreement. The undrawn portion of the revolving credit agreement serves as a backstop for the issuance of commercial paper.

As of September 30, 2026, there were no borrowings outstanding under our $1.5 billion commercial paper programs. For additional discussion of borrowings, see Note 6 to the Condensed Consolidated Financial Statements.

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

Share Repurchase Program

On January 16, 2025, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock, of which approximately $500 million was remaining as of September 30, 2026.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Discussion of Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Net cash flows provided by (used in):
Operating activities	$1,017	$779
Investing activities	(255)	(376)
Financing activities	(997)	(1,890)
Effect of exchange rate changes on cash and cash equivalents	8	19
Net increase (decrease) in cash and cash equivalents and restricted cash	$(227)	$(1,468)

Operating activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

The year-over-year increase in net cash provided by operating activities was primarily driven by higher net income and changes to working capital balances during the periods, including a larger inflow in Contract assets and liabilities, current, in the nine months ended September 30, 2026 compared to the same period in 2025, due to the timing of billings on contracts compared to the progression on current contracts, as well as a smaller decrease in Accounts payable in the nine months ended September 30, 2026 compared to the same period in 2025, due to the timing of payments to suppliers, partially offset by a larger increase in Accounts receivable, net, in the nine months ended September 30, 2026 compared to the same period in 2025, due to timing of billings and collections and a decrease in Accrued liabilities in the nine months ended September 30, 2026 compared to an increase in the same period in 2025, due to the timing of payments compared to the related expenses for restructuring and taxes. Additionally, UpLift-related net payments were approximately $31 million in the nine months ended September 30, 2026, compared to $77 million in the same period in 2025 and Separation-related payments were approximately $63 million in the nine months ended September 30, 2026, compared to $92 million in the same period in 2025.

During the nine months ended September 30, 2026, net cash provided by operating activities was $1.0 billion. The primary drivers of the inflow related to $1.2 billion of net income, changes in Contract assets and liabilities, current, due to the timing of billings on contracts compared to the progression on current contracts, and a decrease in Other current assets due to refunds received in 2026 from the German tax litigation were partially offset by an increase in Accounts receivable, net, due to the timing of billings and collections and a decrease in Accrued liabilities due to Separation-related payments. For additional discussion of the German tax litigation, see Note 1 and Note 15 to the Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2026, net cash used in investing activities was $255 million. The primary drivers of the outflow related to $195 million of acquisitions of businesses and intangible assets and $116 million of capital expenditures, partially offset by $53 million of net cash receipts from the settlement of derivative instruments. For additional discussion of acquisitions of businesses and intangible assets, see Note 5 to the Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2026, net cash used in financing activities was $997 million. The primary drivers of the outflow were repurchases of our Common Stock of $807 million, dividends paid on our Common Stock and to noncontrolling shareholders of $498 million and $44 million, respectively, net repayments of short-term borrowings of $185 million and repayments of long-term debt of $135 million. These were partially offset by the proceeds from the long-term debt issuance of $700 million.

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

The following tables set forth the summarized financial information as of and for the nine months ended September 30, 2026 and as of December 31, 2025 of each of OWC and Highland on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between OWC and Highland. This summarized financial information is not intended to present the financial position or results of operations of OWC or Highland in accordance with U.S. GAAP.

(dollars in millions)	Nine Months Ended September 30, 2026
OWC Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	8
Income (loss) from consolidated subsidiaries	(1)
Income (loss) from operations excluding income from consolidated subsidiaries	(11)
Net income (loss) excluding income from consolidated subsidiaries	(139)

(dollars in millions)	September 30, 2026	December 31, 2025
OWC Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	184	188
Noncurrent assets (investments in consolidated subsidiaries)	1,031	1,031
Noncurrent assets (excluding investments in consolidated subsidiaries)	39	39
Current liabilities (intercompany payables to non-guarantor subsidiaries)	8,425	7,508
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	626	333
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	—	—
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	5,600	5,412

(dollars in millions)	Nine Months Ended September 30, 2026
Highland Statement of Operations - Standalone and Unconsolidated
Revenue	$—
Cost of revenue	—
Operating expenses	—
Income (loss) from consolidated subsidiaries	827
Income (loss) from operations excluding income from consolidated subsidiaries	—
Net income (loss) excluding income from consolidated subsidiaries	(182)

(dollars in millions)	September 30, 2026	December 31, 2025
Highland Balance Sheet - Standalone and Unconsolidated
Current assets (intercompany receivables from non-guarantor subsidiaries)	$—	$—
Current assets (excluding intercompany receivables from non-guarantor subsidiaries)	—	—
Noncurrent assets (investments in consolidated subsidiaries)	15,711	15,711
Noncurrent assets (intercompany receivables from non-guarantor subsidiaries)	430	470
Noncurrent assets (excluding investments in consolidated subsidiaries)	—	—
Current liabilities (intercompany payables to non-guarantor subsidiaries)	40	20
Current liabilities (excluding intercompany payables to non-guarantor subsidiaries)	713	708
Noncurrent liabilities (intercompany payables to non-guarantor subsidiaries)	3,414	4,174
Noncurrent liabilities (excluding intercompany payables to non-guarantor subsidiaries)	1,530	1,577

Off-Balance Sheet Arrangements and Contractual Obligations

Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K discloses our off-balance sheet arrangements and contractual obligations. As of September 30, 2026, there have been no material changes to these off-balance sheet arrangements and contractual obligations, outside the ordinary course of business except for those disclosed in "Note 6, Borrowings and Lines of Credit" within Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the quarter and nine months ended September 30, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Executive Vice President and Chief Financial Officer ("CFO") and the Senior Vice President and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our CAO have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the effect of changes in political conditions in the U.S. and in other countries in which Otis and its businesses operate, including as a result of the U.S. midterm elections, tensions between the U.S. and China and geopolitical conflicts, including the ongoing conflicts and instability in the Middle East and the conflict between Russia and Ukraine, on general market conditions, commodity costs, global trade policies and related sanctions, export controls and tariffs, and currency exchange rates in the near term and beyond;
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
•cost reduction or containment actions, restructuring or transformation costs and related savings and other consequences thereof, including with respect to UpLift and related impacts of reorganization, change management and outsourcing activities, as applicable;
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
•the effect of changes in laws, regulations and enforcement priorities in the U.S., including as a result of the midterm elections, and other countries in which Otis and its businesses operate;
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

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Item 3 "Legal Proceedings" in our Form 10-Qs for the quarters ended June 30, 2026 and March 31, 2026 and 2025 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2026	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	—	$—	—	$500
August 1 - August 31	—	—	—	$500
September 1 - September 30	—	—	—	$500
Total	—	$—	—

(1)     Average price paid per share includes any broker commissions associated with the repurchases.

On January 16, 2025, our Board of Directors approved a share repurchase program for up to $2.0 billion of Common Stock. As of September 30, 2026, the maximum dollar value of shares that may yet be purchased under this current program was approximately $500 million.

Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K, except as set forth below.

On August 28, 2026, Ms. Marks, our Chair, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading plan covers (i) the sale, based on our current projected performance against underlying financial goals, expected tax withholding and certain dividend and share price assumptions, of up to approximately 27,842 shares in connection with the vesting of performance stock units granted to Ms. Marks in February 2024, the actual amount of which may vary based on tax withholding and satisfaction of performance conditions; (ii) the sale, based on expected tax withholding and certain dividend and share price assumptions, of up to 28,276 shares in the aggregate in connection with the vesting of certain restricted stock units granted to Ms. Marks in each of February 2024, February 2025 and February 2026; and (iii) the exercise of up to 144,264 stock appreciation rights granted to Ms. Marks in 2021 and the sale of the underlying net shares, with the actual number of shares that may be sold depending on the Company’s stock price and applicable tax rates. The trading plan will terminate on August 15, 2027.

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

The following activities are disclosed pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended.

Otis S.C.S. (France) S.A.S. ("Otis France"), a non-U.S. subsidiary of Otis Worldwide Corporation organized under the laws of France, provided elevator maintenance and related services to the Paris branch of Banque Sepah, an Iranian bank located in Paris, France. Banque Sepah has been identified by the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") as an entity associated with the Government of Iran.

In 2017, Otis France entered into a maintenance contract counter-signed by an individual customer who at that time was not identified as being associated with Banque Sepah. In June 2026, Otis learned that the individual was obtaining commercial maintenance services on behalf of Banque Sepah under the contract. From the inception of the relationship through June 2026, Otis France received aggregate revenue of approximately $31,307.09 and realized aggregate net profit of approximately $15,653.54. Otis France did not receive any revenue or profit from the relationship in the period covered by this Form 10-Q. Otis has applied for an OFAC license to permit the orderly termination and wind-down of the service relationship, as well as an initial notice of voluntary self-disclosure. Otis does not intend to engage in any further activities with Banque Sepah and intends to terminate the relationship promptly upon authorization from OFAC.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Extension of Letter of Assignment for Nicolas Lopez, effective September 30, 2026.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended September 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (v) Condensed Consolidated Statements of Changes in Equity for the quarters ended September 30, 2026 and 2025, (vi) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2026 and 2025, (vii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (viii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTIS WORLDWIDE CORPORATION (Registrant)

Dated:	October 29, 2026	by:	/s/ Cristina Méndez
Cristina Méndez
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 29, 2026	by:	/s/ Michael P. Ryan
Michael P. Ryan
Senior Vice President and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)